Form 10-K
period 2012-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2012-06-05
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-34955

ANCHOR BANCORP WISCONSIN INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1726871
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

25 West Main Street

Madison, Wisconsin 53703

(Address of principal executive office)

Registrant’s telephone number, including area code (608) 252-8700

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $.10 per share	OTC Market
(Title of Class)	(Name of each exchange on which registered	)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of September 30, 2011, the aggregate market value of the 21,677,594 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $10.4 million, based upon the closing price of $0.50 per share of common stock as reported by the Nasdaq Global Select Market on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of May 31, 2012, 21,247,725 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2012 FORM 10-K ANNUAL REPORT

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

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in Item 1A, “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•

general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

•	soundness of other financial institutions with which the Company and the Bank engage in transactions;

•

competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	changes in technology;

•	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties regarding our ability to continue as a going concern;

•	our ability to address our own liquidity issues;

•	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

•	our ability to pay dividends;

•	changes in the quality or composition of the Bank’s loan and investment portfolios and allowance for loan losses;

•	unprecedented volatility in the market and fluctuations in the value of our common stock;

•	dilution of existing shareholders as a result of possible future transaction;

•	uncertainties about the Company and the Bank’s Cease and Desist Orders;

•	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

•

changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes;

•	changes in accounting principles, policies or guidelines;

(ii)

•	significant unforeseen legal expenses;

•	uncertainties about market interest rates;

•	security breaches of our information systems;

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

•	environmental liability for properties to which we take title;

•	expiration of our Amended and Restated Credit Agreement;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored—entities;

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

•	changes in the U.S. Department of the Treasury’s Capital Purchase Program;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

•	regulation of the Bank by the Office of the Comptroller of the Currency;

•	regulation of the Corporation by the Federal Reserve;

•	monetary and fiscal policies of the U.S. Department of the Treasury; and

•	challenges relating to recruiting and retaining key employees.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

(iii)

PART I

Item 1.	Business

General

We, Anchor BanCorp Wisconsin Inc. (the “Corporation,” the “Company,” “we,” “our”) are a registered savings and loan holding company incorporated under the laws of the State of Wisconsin. We are engaged in the savings and loan business through our wholly owned banking subsidiary, AnchorBank, fsb (the “Bank”).

The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in 2000. AnchorBank, fsb is the third largest depository institution headquartered in the State of Wisconsin and its largest thrift in terms of assets. The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation. The Corporation is regulated as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). See “Regulation and Supervision.”

We offer checking, savings, money market accounts, mortgages, home equity and other consumer loans, credit cards, annuities, investment products and related consumer financial services. The Bank also provides banking services to businesses, including checking accounts, lines of credit, secured loans and commercial real estate loans. AnchorBank’s branch network serves as the primary vehicle through which we offer our products, cross sell additional products to existing customers and generate new customer relationships.

In addition to our branch network, we provide products and services online via our WebBranch™ online banking system and our Speed e-App™ online mortgage application tool. During the fiscal year ending March 31, 2012, we saw a substantial increase in mortgage applications received through Speed e-App.

The Corporation also has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which has historically invested in real estate partnerships. During 2010, IDI sold substantially all of its assets and its investment activities have been significantly curtailed.

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

The Bank has one wholly-owned subsidiary: ADPC Corporation (“ADPC”), a Wisconsin corporation, holds and develops certain of the Bank’s foreclosed properties. In November 2011, Anchor Investment Corporation (“AIC”) was dissolved and the remaining assets were transferred to the Bank. AIC was a Nevada Corporation that managed a portion of the Bank’s investment portfolio (primarily mortgage related securities).

As of March 31, 2012, the Corporation had 738 full-time equivalent employees. The Corporation promotes equal employment opportunity and considers employee relations to be excellent. The average tenure of AnchorBank employees is 12 years. None of the AnchorBank employees are represented by a collective bargaining group.

The Corporation maintains a website at www.anchorbank.com. All of the Corporation’s filings under the Exchange Act are available through our website, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the SEC.

Market Area

The Bank’s primary market area consists of south-central, east-central and southeastern Wisconsin, as well as contiguous counties in Illinois. At March 31, 2012, the Bank conducted business from its headquarters and main office in Madison, Wisconsin, and from 55 other full-service offices and one loan origination office which services our more than 130,000 households and businesses. During the fiscal year ended March 31, 2011, fifteen branches in the Northwest region of Wisconsin and the Green Bay area were sold. Additionally, in fiscal 2011, the Bank’s lending-only office in Hudson, Wisconsin was closed. One lending-only office in Lake Geneva, Wisconsin remains, while all other offices operate as full-service branches.

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

Our home office in Madison provides a strong base in a highly attractive market. Madison is home to both state and county governments as well as the University of Wisconsin. Madison has enjoyed rapid population growth of 12.1 percent since 2000, a median household income 1.2 percent above the national average and relatively low unemployment at 5.3 percent (as of April 2012) versus the national average of 8.4 percent. Madison frequently ranks in the top 100 Places to Live in America by Money Magazine.

The Fox Valley, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities is one of the state’s fastest growing areas and also benefits from significantly higher than median income levels at approximately $51,000, which approximates the national average. The Bank operates eight branches in the Fox Valley area.

In the Milwaukee area, AnchorBank operates eight branches, all located in suburban areas outside the City of Milwaukee. The largest city in Wisconsin, the Milwaukee metropolitan area is home to roughly 1.8 million people with a median income of $51,279 and more than 70,000 businesses.

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

Customer demand for loans secured by real estate has been reduced by a weak economy, an increase in unemployment and a decrease in real estate values. Low demand for real estate loans has decreased the Bank’s income because alternative investments, such as securities, typically earn a lower return than real estate secured loans.

The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, quality of service to the customers, types of accounts, service fees, convenience of office locations and hours, and other services. We offer a full array of deposit, savings and investment products to meet the needs of our consumer and business customers with features, high service levels, convenience and rates/fees structured to provide a competitive value proposition for our customers and prospective customers. In return, our customers have rewarded us with high levels of satisfaction and loyalty as proven by our recent JD Powers Bank ratings which showed Anchor to be one of the highest rated banks in the upper Midwest.

The primary factors in competing for loans are interest rates, loan fee charges, and timeliness and quality of service to the borrower. Similar to the market for deposit and investment products, we focus on offering the best overall value to our loan customers. During the fiscal year ending March 31, 2012 we originated $913 million in single family “conforming” loans. While single family “conforming” loans are subsequently sold to investors, a key competitive difference is that AnchorBank retains servicing on our residential mortgages, thereby ensuring a high level of continuing customer service. AnchorBank currently has a servicing portfolio of approximately $3.13 billion.

Lending Activities

General.    At March 31, 2012, the Bank’s net loans held for investment totaled $2.06 billion, representing approximately 73.8% of its $2.79 billion of total assets at that date. Loans held for investment consist of single-family residential loans of $569.8 million, multi-family residential loans of $425.1 million, commercial real estate loans of $477.6 million, construction and land loans of $172.6 million, commercial and industrial loans of $33.9 million, and consumer loans of $509.3 million.

The Bank originates residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market.

Loan Portfolio Composition.    The following table presents the composition of loans held for investment at the dates indicated. During the fiscal year ended March 31, 2011, the Corporation began disaggregating its loans by portfolio segment, the level at which the Corporation has developed and documented its systematic method for determining its allowance for loan losses, and class of financing receivable, which is a disaggregation of portfolio segment in accordance with current accounting standards. For comparative purposes, the following table presents the loan portfolio according to the previous classifications.

	March 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Single-family residential	$569,848	26.04%	$652,237	24.31%	$765,312	22.27%	$843,482	20.52%	$893,001	20.35%
Multi-family residential	425,084	19.42	499,645	18.62	614,930	17.89	662,483	16.12	694,423	15.82
Commercial real estate	477,550	21.82	645,683	24.07	842,905	24.53	1,020,981	24.84	1,088,004	24.79
Construction	29,772	1.36	52,014	1.94	108,486	3.16	267,375	6.51	402,395	9.17
Land	142,808	6.53	173,168	6.45	231,330	6.73	266,756	6.49	306,363	6.98

Total mortgage loans	1,645,062	75.17	2,022,747	75.39	2,562,963	74.58	3,061,077	74.48	3,384,186	77.11

Second mortgage and home equity	253,922	11.60	268,264	10.00	352,795	10.27	394,708	9.61	356,009	8.11
Education	240,331	10.98	276,735	10.31	331,475	9.64	358,784	8.73	275,850	6.29
Other	15,094	0.70	18,345	0.69	24,990	0.73	56,302	1.37	95,149	2.17

Total consumer loans	509,347	23.28	563,344	21.00	709,260	20.64	809,794	19.71	727,008	16.57

Commercial business loans	33,938	1.55	96,755	3.61	164,329	4.78	238,940	5.81	277,312	6.32

Total commercial business loans	33,938	1.55	96,755	3.61	164,329	4.78	238,940	5.81	277,312	6.32

Total loans receivable	2,188,347	100.00%	2,682,846	100.00%	3,436,552	100.00%	4,109,811	100.00%	4,388,506	100.00%

Contras to loans:
Allowance for loan losses	(111,215)		(150,122)		(179,644)		(137,165)		(38,285)
Undisbursed loan proceeds	(16,034)		(8,761)		(23,334)		(71,672)		(141,219)
Unearned net loan fees	(3,086)		(3,476)		(3,898)		(4,441)		(6,075)
Unearned interest	(4)		(115)		(88)		(84)		(83)
Net (discount) premium on purchased loans	—		(5)		(8)		(10)		(11)

Total contras to loans	(130,339)		(162,479)		(206,972)		(213,372)		(185,673)

Loans receivable, net	$2,058,008		$2,520,367		$3,229,580		$3,896,439		$4,202,833

The following table presents, at March 31, 2012, the scheduled contractual maturities of gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates disaggregated according to current classifications.

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
Amounts due:
In one year or less	$16,225	$20,301	$524,244	$36,513	$597,283
After one year through five years	28,529	13,650	376,807	132,104	551,090
After five years	519,937	5,026	173,765	341,246	1,039,974

	$564,691	$38,977	$1,074,816	$509,863	$2,188,347

Interest rate terms on amounts due after one year:
Fixed	$162,345	$11,029	$306,456	$303,975	$783,805

Adjustable	$386,121	$7,647	$244,116	$169,375	$807,259

Residential Loans.    At March 31, 2012, $564.7 million, or 25.8%, of the Corporation’s total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the Corporation’s portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the Corporation’s risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect on the Corporation to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At March 31, 2012, approximately $387.7 million, or 68.7%, of the Corporation’s held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. The Corporation generally sells current production of these loans with terms of 15 years or more to Fannie Mae, Freddie Mac and other institutional investors, while keeping a small percentage of loan production in its portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”) and the Federal Housing Administration (“FHA”). The Corporation retains the right to service substantially all loans that it sells.

At March 31, 2012, approximately $177.0 million, or 31.3%, of the Corporation’s held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Corporation’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans.    The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2012, the unpaid principal balance receivable of commercial and industrial loans amounted to $39.0 million, or 1.8%, of the Corporation’s total loans unpaid principal balance receivable. The Corporation’s commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally is secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans.    The Corporation originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At March 31, 2012, the Corporation had $1.07 billion of loans unpaid principal balance receivable secured by commercial real estate, which represented 49.1% of the total loans unpaid principal balance receivable. The Corporation generally limits the origination of such loans to its primary market area.

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

Consumer Loans.    The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At March 31, 2012, $509.9 million, or 23.3%, of the Corporation’s total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $240.3 million, or 11.0%, of the Corporation’s total loans unpaid principal balance receivable at March 31, 2012 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are typically guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which often obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended September 30, 2010, the Corporation discontinued the origination of student loans. Education loans may be sold to the U.S. Department of Education or to other investors. The Corporation received no proceeds from sale of education loans during fiscal 2012.

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

The remainder of the Corporation’s other consumer loan portfolio consists of vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. These include credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 23% to 26%. The Corporation also shares 36% to 40% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 27% to 28% of interchange income paid to ELAN.

Net Fee Income From Lending Activities.    Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts are amortized as an adjustment to the related loan’s yield.

The Corporation also receives other fees and charges relating to existing mortgage loans, which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. Other types of loans also generate fee income. These include annual fees assessed on credit card accounts, transactional fees relating to credit card usage and late charges on consumer loans.

Origination, Purchase and Sale of Loans.    The Corporation’s loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, branch customers, the Corporation’s website, referrals from real estate brokers, builders and direct solicitations. Commercial real estate loan originations are obtained by direct solicitations and referrals. Consumer loans are originated from branch customers, existing depositors and mortgagors and direct solicitation.

Applications for all types of loans are taken in three regional lending offices, certain branch locations and one loan origination facility. Loans may be approved by certain underwriting/concurrence officers or the Senior Loan Committee, within designated limits, or by the Board of Directors.

The Corporation’s general policy is to lend up to the lesser of 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Corporation will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible, private mortgage insurance in an amount intended to reduce exposure to 80% or less of the appraised value of the underlying property. At March 31, 2012, approximately $4.7 million of loans had original loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

Property appraisals on the real estate and improvements securing single-family residential loans are made by the Corporation’s staff or by independent appraisers, approved by the Bank’s Board of Directors, during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.

The Corporation’s underwriting criteria generally require that multi-family residential and commercial real estate loans have loan-to-value ratios which amount to 75% to 80% or less and debt coverage ratios of a minimum of 120%. The Corporation also obtains personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrowers, as well as appraisals of the collateral from independent appraisal firms.

The portfolio of commercial real estate and commercial and industrial loans is reviewed on a continuing basis to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The relationship manager is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. The risk management function provides an independent review of this activity. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank’s Board of Directors.

The Corporatin encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more often associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of Fannie Mae and Freddie Mac, appraisals for single-family homes include comments on environmental influences and conditions. The Corporation attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Corporation’s exposure to liability for environmental cleanup.

The Corporation has been actively involved in the mortgage secondary market since the mid-1980s and generally originates single-family residential mortgage loans under terms, conditions and documentation which permit sale to Freddie Mac, Fannie Mae, and other investors. Substantially all of the fixed-rate, single-family residential loans with terms over 15 years originated are sold in order to decrease the amount of such loans in our loan portfolio. The volume of loans originated and sold is dependent on a number of factors, but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases.

In periods of higher interest rates, customer demand for fixed-rate mortgages declines. Sales are usually made through forward sale contracts. The Corporation attempts to limit any interest rate risk created by interest rate lock commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of unhedged commitments at any one time. Forward sale contracts used to economically hedge closed loans and rate lock commitments to customers range from 70% to 100% of committed amounts. The Corporation also periodically has used loans to securitize mortgage-backed securities that are subsequently held in the investment portfolio.

The Corporation generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. Servicing fees are recognized when the related loan payments are received. At March 31, 2012, $3.13 billion of loans are serviced for others.

The Corporation is not an active purchaser of loans. At March 31, 2012, approximately $240.3 of education loans, $10.2 million of purchased participation mortgage loans and $7.4 million of credit card loans were being serviced for the Corporation by others. Servicing of loans or loan participations purchased by the Corporation is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs.

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

The following table shows consolidated total loans on a gross basis originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Gross loans receivable at beginning of year(1)	$2,690,384	$3,456,036	$4,271,775
Total loans originated for investment	215,304	113,934	631,103
Repayments	(709,803)	(867,640)	(1,255,484)
Transfers of loans to held for sale	—	—	(48,878)

Net activity in loans held for investment	(494,499)	(753,706)	(673,259)

Total loans originated for sale	961,947	804,538	887,466
Transfers of loans from held for investment	—	—	48,878
Sales of loans	(930,153)	(816,484)	(1,029,946)
Loans converted into mortgage-backed securities	—	—	(48,878)

Net activity in loans held for sale	31,794	(11,946)	(142,480)

Gross loans receivable at end of period(1)	$2,227,679	$2,690,384	$3,456,036

(1)	Includes loans held for sale and loans held for investment.

Delinquency Procedures.    Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, internal collection procedures are instituted. The borrower is contacted to determine the reason for non-payment and attempts are made to cure the delinquency. Loan status, the condition of the property, and circumstances of the borrower are regularly reviewed. Based upon the results of its review, the Corporation may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure, agree to the terms of a short sale or initiate foreclosure proceedings.

A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower’s financial ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Corporation will generally bid an amount reasonably equivalent to the fair value of the foreclosed property or the amount of judgment due.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value less cost to sell at the date of acquisition, with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. Following acquisition, all costs incurred in maintaining the property are expensed. In the case of a short sale, any remaining loan balance in excess of the net proceeds is charged to the allowance for loan losses.

For discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in Item  8.

Investment Securities

In addition to lending activities, the Corporation conducts other investing activities on an ongoing basis in order to diversify assets, limit interest rate and credit risk, and meet regulatory liquidity requirements. The Corporation invests in mortgage-related securities which are insured or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae and also invests in non-agency collateralized mortgage obligations (“CMOs”). Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors.

Management determines the appropriate financial reporting classification of securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the three years ended March 31, 2012.

Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax (if any), reported as a separate component of stockholders’ equity. For the years ended March 31, 2012 and 2011, this component of stockholders’ equity increased $20.1 million and decreased $14.6 million, respectively, to reflect net unrealized gains and losses on holding securities classified as available-for-sale.

The Corporation’s policy does not permit investment in non-investment grade bonds. Permissible investments under OCC regulations, include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Although the Corporation does not purchase non-investment grade securities, it does own $21.6 million, or 8.9% of the total investment security portfolio, of non-investment grade securities as a result of ratings downgrades subsequent to purchase.

Agency-backed securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2012, securities with a fair value of $220.7 million held by the Corporation are either AAA rated or are guaranteed by government sponsored agencies. At March 31, 2012, $216.3 million of the Corporation’s securities available-for-sale were pledged to secure various obligations of the Corporation. No held-to-maturity securities were pledged at March 31, 2012.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,556	$3,531	$4,037	$4,126	$51,029	$51,031
Corporate stock and other	652	661	1,151	1,219	1,176	1,198
Non-agency CMOs	25,067	21,592	49,921	46,637	91,140	85,367
Government sponsored agency mortgage-backed securities	3,944	4,195	6,473	6,747	16,300	16,853
GNMA mortgage-backed securities	208,948	212,320	481,659	464,560	261,957	261,754

	242,167	242,299	543,241	523,289	421,602	416,203
Held-to-maturity:
Government sponsored agency mortgage-backed securities	20	20	27	28	39	40

Total investment securities	$242,187	$242,319	$543,268	$523,317	$421,641	$416,243

The Corporation’s mortgage-backed securities are made up of GNMA, government sponsored agency, and non-agency mortgage-backed securities. At March 31, 2012, the Corporation had $20,000 of mortgage-backed securities held to maturity. The fair value of the mortgage-backed securities available for sale amounted to $238.1 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of investment securities at March 31, 2012, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	Less than Five Years		Five to Ten Years		Over Ten Years		Total
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
			(Dollars in thousands)
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,531	1.08%	$—	—%	$—	—%	$3,531
Corporate stock and other	—	—	—	—	661	7.86	661
Non-agency CMOs	—	—	884	5.29	20,708	6.09	21,592
Government sponsored agency mortgage-backed securities	53	5.39	929	5.21	3,213	3.09	4,195
GNMA mortgage-backed securities	—	—	459	5.17	211,861	2.05	212,320

	3,584	1.14	2,272	5.24	236,443	2.49	242,299

Held-to-maturity:
Government sponsored agency mortgage-backed securities	—	—	20	4.65	—	—	20

Total investment securities	$3,584	1.14%	$2,292	5.23%	$236,443	2.49%	$242,319

Due to prepayments of the underlying loans, the actual maturities of certain investment securities are expected to be substantially sooner than the scheduled maturities.

For additional information regarding the Corporation’s investment securities, see the Corporation’s Consolidated Financial Statements, including Note 4 thereto included in Item 8.

Sources of Funds

General.    Deposits are a major source of the Corporation’s funds for lending and other investment activities. In addition to deposits, funds are derived from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by the general level of interest rates, economic conditions, the stock market and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

Deposits.    The Corporation’s deposit products include passbook and statement savings accounts, demand accounts (i.e. checking), interest bearing checking accounts, money market deposit accounts and certificates of deposit ranging in terms of 42 days to seven years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more (“jumbo certificates”).

Deposits are obtained primarily from residents of Wisconsin. The Corporation has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are interest rate driven and thus inherently have more liquidity and interest rate risk. At March 31, 2012, brokered deposits totaled $2.1 million, which accounted for 0.09% of the $2.26 billion of total deposits. At March 31, 2012, the Corporation is precluded from obtaining new or renewing existing brokered deposits. Out of network certificates of deposit totaled $24.9 million at March 31, 2012. These deposits are opened via internet listing services and the balances are kept within FDIC insured limits.

The Corporation attracts deposits through a network of convenient office locations by utilizing a customer sales and service plan and by offering a wide variety of accounts and services, competitive interest rates and convenient customer hours. Deposit terms offered vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the characteristics of deposit accounts, consideration is given to the profitability and liquidity of the Corporation, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by competitors.

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2012.

Interest Rate	Six Months and Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total
	(In thousands)
0.00% to 2.99%	$437,556	$287,071	$122,479	$16,717	$42,498	$906,321
3.00% to 4.99%	20,189	13,751	26,318	3,064	—	63,322
5.00% to 6.99%	149	115	—	—	—	264

	$457,894	$300,937	$148,797	$19,781	$42,498	$969,907

At March 31, 2012, $195.2 million of certificates of deposit were greater than or equal to $100,000, of which $27.0 million are scheduled to mature in less than three months, $63.9 million in three to six months, $69.9 million in six to twelve months and $34.4 million in over twelve months.

Borrowings.    From time to time the Corporation obtains advances from the FHLB, which generally are secured by capital stock of the FHLB and certain mortgage loans and investment securities. See “Regulation.”

Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

The Corporation used a short-term line of credit in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funded other Corporation needs. The final maturity of the line of credit was extended to November 30, 2012. At March 31, 2012 and 2011, the Corporation had drawn $116.3 million under this line of credit, respectively. The Corporation is currently in default and does not have credit remaining on this line. See Note 11 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings at the dates indicated.

	March 31,
	2012		2011		2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$357,500	2.49%	$478,479	2.57%	$613,429	3.08%
Other borrowed funds	118,603	14.71	180,526	8.66	183,403	8.54

The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings for the periods indicated.

	March 31,
	2012		2011		2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Balance at end of period:
FHLB advances	$—	0.00%	$40,000	0.20%	$—	0.00%
Short term line of credit	118,603	14.71	120,526	11.60	123,403	11.36
Maximum month-end balance:
FHLB advances	25,000	0.13	50,000	0.26	—	0.00
Short term line of credit	121,021	14.71	123,801	11.66	129,027	11.50
Average balance:
FHLB advances	4,167	0.13	11,500	0.26	—	0.00
Short term line of credit	119,983	14.07	121,237	11.54	124,904	11.24

Subsidiaries

Investment Directions, Inc.    IDI is a wholly-owned, non-banking subsidiary of the Corporation that has invested in various limited partnerships and subsidiaries funded by borrowings from the Corporation. The assets at IDI at March 31, 2012 include an equity interest in one commercial real estate property and one real estate development totaling $457,000 along with various notes receivable totaling $80,000.

At March 31, 2012 and 2011 the Corporation had loans of $4.2 million to IDI to fund various partnership and subsidiary investments. These amounts are eliminated in consolidation.

ADPC Corporation.    ADPC is a wholly owned subsidiary of the Bank that holds certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2012 amounted to $15.4 million as compared to $8.9 million at March 31, 2011. ADPC had net income of $758,000 for the year ended March 31, 2012 as compared to $233,000 for the year ended March 31, 2011.

Anchor Investment Corporation.    AIC was an operating subsidiary of the Bank incorporated in the State of Nevada and formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to zero at March 31, 2012 as compared to $219.7 million at March 31, 2011. AIC had net income of $3.3 million for the year ended March 31, 2012 as compared to $6.5 million for the year ended March 31, 2011. In November 2011, AIC was dissolved and the remaining assets were transferred to the Bank.

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

General.    The Corporation is registered as a savings and loan holding company under Section 10 of the Home Owners’ Loan Act (“HOLA”). As a result, the Corporation is subject to the regulation, examination, supervision and reporting requirements of the Federal Reserve. The Corporation must file quarterly and annual reports with the Federal Reserve that describes its financial condition.

The Bank is a federal savings bank organized under the laws of the United States and subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). On July 21, 2011, the Office of Thrift Supervision, which was the Bank and Corporation’s primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the, OCC and the Federal Reserve became the primary regulator for the Corporation. The full impact of the change in regulators on our operations will not be known for some time. The OCC regulates all areas of the Bank’s banking operations, including investments, reserves, lending, mergers, payment of dividends, interest rates, transactions with affiliates (including the Corporation), establishment of branches and other aspects of the Bank’s operations. The Bank is subject to regular examinations by the OCC and is assessed amounts to cover the costs of such examinations.

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

Activities Restrictions.    There are generally no restrictions on the activities of a savings and loan holding company, such as the Corporation, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OCC determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. Regulation as a bank holding company could be adverse to the Corporation’s operations and impose additional and possibly more burdensome regulatory requirements on the Corporation. See “— The Bank — Qualified Thrift Lender Test” below.

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

Restrictions on Acquisitions.    Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OCC:

•	control of any other savings institution or savings and loan holding company or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a savings institution or holding company of a savings institution which is not a subsidiary.

In evaluating an application by a holding company to acquire a savings association, the OCC must consider the financial and managerial resources and future prospects of the holding company and savings association involved, the risk of the acquisition to the insurance funds, the convenience and needs of the community and the effect of the acquisition on competition. Acquisitions which result in a savings and loan holding company controlling savings associations in more than one state are generally prohibited, except in supervisory transactions involving failing savings associations or based on specific state authorization of such acquisitions. Except with the prior approval of the OCC, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such Corporation’s voting stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

Change of Control.    Federal law requires, with few exceptions, OCC approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Corporation. Among other criteria, under OCC regulations, “control” is conclusively presumed to exist if a person or Corporation acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition. The Dodd-Frank Act amends the Bank Holding Company Act in regard to bank holding company acquisitions of control of out-of-state banks, replacing the prior “adequately-capitalized” and “adequately-managed” standards by now requiring the acquiring bank holding company to be well-capitalized and well-managed. The Federal Deposit Insurance Act is similarly amended with respect to interstate merger transactions, now requiring that the resulting bank be well-capitalized and well-managed following the transaction.

Change in Management.    As the Bank is considered in troubled condition, “troubled” as defined in the OCC regulations, it is required to give 30 days’ prior written notice to the OCC before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. The OCC then has the opportunity to disapprove any such appointment.

Limitations on Dividends.    The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation’s principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements, including a minimum of 30 days’ advance notice to the OCC of any proposed dividend to the Corporation. The Corporation is currently precluded from paying dividends on common stock under provisions of TARP and on common and preferred stock under provisions of the OCC Order to Cease and Desist.

Other limitations may apply depending on the size of the proposed dividend and the condition of the Bank. See “— The Bank — Restrictions on Capital Distributions” below.

Capital Requirements.    OCC regulations require that federal savings banks maintain: (i) tier 1 capital in an amount not less than 4.0% of adjusted total assets, (ii) tier 1 capital in an amount not less than 6.0% of risk weighted assets and (iii) total risk-based capital in an amount not less than 8.0% of risk-weighted assets.

Tier 1 capital includes common stockholders’ equity (including common stock, additional paid in capital and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and noncontrolling interests in the equity accounts of full consolidated subsidiaries. Intangible assets generally must be deducted from tier 1 capital, other than certain servicing assets and purchased credit card relationships, subject to limitations. “Total capital,” for purposes of the risk-based capital requirement, equals the sum of tier 1 capital plus supplementary (Tier 2) capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as tier 1 capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. Risk-weighted assets are determined by multiplying certain categories of assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the credit risk associated with those assets as specified in OCC regulations.

As of March 31, 2012, the Bank met the standard minimum regulatory capital requirements noted above, with tier 1 leverage, tier 1 risk based capital and total risk-based capital ratios of 4.51%, 7.08% and 8.42%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OCC determines that the institution’s capital was or may become inadequate in view of its particular circumstances. In June 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. See Note 2 to the Consolidated Financial Statements included in Item 8.

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

Capital Category	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above(1)	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized	Less than 2%	—	—

(1)	3% for banks with the highest supervisory rating.

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

As of March 31, 2012, the Bank was “adequately capitalized” under standard PCA guidelines. Under these OCC requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. At March 31, 2012, the Bank had not met the elevated capital levels. See Note 12 to the Consolidated Financial Statements included in Item 8.

Restrictions on Capital Distributions.    OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under applicable regulations, a savings institution must file an application for approval of the capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the OCC.

If an application is not required to be filed, savings institutions such as the Bank which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

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

Qualified Thrift Lender Test.    A savings association can comply with the qualified thrift lender, or QTL, test set forth in the HOLA and implementing regulations of the OCC by either meeting the QTL test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTL test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTLs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. At March 31, 2012, the amount of the Bank’s assets which were invested in QTLs exceeded the percentage required to qualify the Bank under the QTL test.

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

Safety and Soundness Standards.    The OCC and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OCC and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

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

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (the OCC in the case of the Bank) must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The record of a depository institution under the Community Reinvestment Act will be taken into account when applying for the establishment of new branches or mergers with other institutions. The Bank’s current Community Reinvestment Act rating is “satisfactory.”

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

In November 2008, the FDIC adopted a final rule relating to its Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was first announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage through December 31, 2009 for non-interest bearing transaction deposit accounts paying less than 0.5% interest per annum and held at participating FDIC-insured institutions. Coverage under the TLGP was available for the first 30 days without charge. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of March 31, 2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue bearing interest at a fixed rate of 2.74%. The bonds, matured on February 11, 2012.

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by the company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, secured debt and debt issuer ratings.

The DIF assessment base rate currently ranges from 12 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors. In February 2011, the FDIC redefined the deposit insurance assessment base, and updated the assessment rates. Excluding any changes in the FDIC risk category due to other factors, the change in DIF assessment rates decreased the Corporation’s FDIC insurance expense.

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

Brokered Deposits.    The FDIC restricts the use of brokered deposits by certain depository institutions. Under the FDIC and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OCC and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OCC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $2.1 million of outstanding brokered deposits at March 31, 2012. At March 31, 2012, the Bank is adequately capitalized under PCA guidelines although it is precluded from accepting, renewing or rolling over brokered deposits without prior approval of the OCC. Under OCC requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. At March 31, 2012, the Bank had not met the elevated capital levels. See Note 2 to the Consolidated Financial Statements included in Item 8.

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

Federal Reserve System.    The Federal Reserve Board has adopted regulations that require savings associations to maintain non-earning reserves against their transaction accounts (primarily regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OCC. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to potentially reduce the amount of the Bank’s interest-earning assets if branch cash is not sufficient to meet the required reserve.

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

The Dodd-Frank Act expands the 23A and 23B affiliate transaction rules. Among other things, upon the statutory changes’ effective date, which will likely be mid- to late- 2012, the scope of the definition of “covered transaction” under 23A will expand, collateral requirements will increase and certain exemptions will be eliminated. At March 31, 2012, the Bank was in compliance with the above restrictions.

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

Temporary Liquidity Guarantee Program.    In October 2008, the Secretary of the United States Department of the Treasury (“Treasury”) invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation did not have any unsecured debt, thus had to file for an exemption to be able to issue bonds under this program. As of March 31,

2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank was eligible to issue bearing interest at a fixed rate of 2.74%. The bonds, matured on February 11, 2012.

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

Emergency Economic Stabilization Act of 2008.    On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•

Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the US government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposed certain restrictions upon a participating institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $110 million pursuant to the program.

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

•

an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA–rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

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

Beginning in the latter half of 2007 and continuing into 2012, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.

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

Risks Related to Our Business

We experienced a net loss in fiscal 2012 directly attributable to a substantial deterioration in our land and construction loan portfolio and the resulting provision for credit losses.

We realized a net loss of $36.7 million in fiscal 2012. The net loss is primarily the result of a $33.6 million provision to our credit loss reserve. The credit loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The provision for credit losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the level of the provision for credit losses are attributable to the continued weak economic conditions and decline in real estate values in the markets served by the Corporation.

At March 31, 2012, our non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $224.9 million compared to $282.6 million at March 31, 2011. For the year ended March 31, 2012, net charge-offs as a percentage of average loans were 3.14% compared to 2.76% for the corresponding period in 2011.

Despite the improvement in the State of Wisconsin unemployment rate from 8.3% at March 31, 2011 to 7.5% at March 31, 2012, the economy remains fragile. The deterioration in our land and construction loan portfolios has been caused primarily by the weakening economy and the slowdown in sales of the housing market. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into non-accrual status.

We have expressed substantial doubt about our ability to continue as a going concern.

We have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The Bank has low levels of capital, significant operating losses and significant deterioration in the quality of its assets. Further, we have become subject to enhanced regulatory scrutiny. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our Consolidated Financial Statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

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

We have reported material weaknesses in our internal control over financial reporting in past fiscal years and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected.

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

As disclosed in Item 9A control deficiency, we believe we have taken the steps necessary to remediate certain material weaknesses identified during these periods. The controls implemented to remediate these material weaknesses were determined to be operating effectively as of March 31, 2012.

We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Cease and Desist Order, the Capital Restoration Plan, or if its condition continues to deteriorate.

In June 2009, the Bank voluntarily entered into a Cease and Desist Order with the OTS (now administered by the OCC) which required, among other things, capital requirements in excess of the generally applicable minimum requirements. The Bank was also required to create and implement a Capital Restoration Plan. The condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to comply with the Cease and Desist Order, fail to fulfill the terms of its Capital Restoration Plan, fail to comply with capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver. If these events occur, the Corporation probably would suffer a complete loss of the value of its ownership interest in the Bank, and the Corporation subsequently may be exposed to significant claims by the FDIC and the OCC.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to Federal Reserve Bank of Chicago’s discount window, but as of March 31, 2012 we had no borrowings outstanding from this source. In addition, as of March 31, 2012, the Corporation had outstanding borrowings from the FHLB of $357.5 million, out of our maximum borrowing capacity from the FHLB at this time, based on collateral currently pledged, of $514.2 million.

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

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. The Bank is currently precluded from paying dividends to the Corporation.

Additional increases in our level of non-performing assets would have an adverse effect on our financial condition and results of operations.

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets decreased by $59.6 million to $313.8 million, or 11.25% of total assets, at March 31, 2012 from $373.4 million, or 11.0% of total assets, at March 31, 2011. If loans that are currently non-performing further deteriorate, we may need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

Future equity financing will adversely affect the market price of the Corporation’s common stock and dilute the Corporation’s equity.

We have been seeking additional equity financing to provide additional capital for the Corporation. Based on discussions with possible equity participants to date, we believe that any such financing is likely to be at a per share price significantly below the current market price, and as a result, the market price of the Corporation’s common stock would decline significantly. In addition, we believe the issuance of additional capital stock would dilute the ownership interest of the Corporation’s existing shareholders.

Holders of our common stock have no preemptive rights and are subject to potential dilution.

Our articles of incorporation do not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in the Corporation.

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision (which has since ceased operations). If we do not raise additional capital, we may not be in compliance with the capital requirements of the Bank’s Cease and Desist Order, which could have a material adverse effect upon us.

The Cease and Desist Orders required that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than eight percent and a total risk-based capital ratio equal to or greater than twelve percent. At March 31, 2012, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank, based upon presently available unaudited financial information, had tier 1 leverage (core) capital and total risk-based capital ratios of 4.51 percent and 8.42 percent, respectively, each below the required capital ratios set in the Cease and Desist Orders. Without a waiver by the OCC or an amendment or modification of the Orders, the Bank could be subject to further regulatory action.

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

Our level of non-performing loans decreased significantly in the fiscal year ended March 31, 2012, relative to the preceding year. Our provision for credit losses decreased by $17.6 million to $33.6 million for the fiscal year ended March 31, 2012 from $51.2 million for the fiscal year ended March 31, 2011. Our allowance for loan losses decreased by $38.9 million to $111.2 million, or 5.1% of total loans, at March 31, 2012 from $150.1 million, or 5.6% of total loans at March 31, 2011. Our allowance for loan and foreclosure losses was 42.6% at March 31, 2012, 45.6% at March 31, 2011 and 43.1% at March 31, 2010, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

If our investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, our financial condition and results of operations could be materially impaired.

The Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”). The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of March 31, 2012 was $35.8 million, based on its par value. There is no market for the FHLBC common stock and while redemptions may be requested they are at the discretion of the FHLBC.

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

Further, dividend payments on our Series B Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series B Preferred Stock shall be entitled to receive for each share of Series B Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. Upon deferring six quarterly dividend payments, whether or not consecutive, the Treasury obtained the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We have deferred twelve dividend payments on the Series B Preferred Stock held by the Treasury as of March 31, 2012. On September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation. Treasury is the sole stockholder of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, series B and as such has the right to appoint two directors.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on our net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 6.4% and 13.2%, respectively, from what it would be if rates were to remain at March 31, 2012 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by our simulation model. The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

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

Additionally, we outsource portions of our data processing to third parties. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own.

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

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. Historically, the volume of repurchases has been insignificant. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition will be adversely affected.

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

We are party to a credit agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended (the “Credit Agreement”). The most recent amendment, Amendment No. 8 to the Amended and Restated Credit Agreement is dated November 29, 2011. The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.

The Credit Agreement provides that the Bank must attain and maintain certain capital ratios and requires us to retain a financial consultant, as well as other customary representations, warranties, conditions and events of default for agreements of such type. The Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Further, the Agent or the lenders have agreed to forbear from exercising their rights and remedies until the earlier of (i) the occurrence of an event of default, as that term is defined in the Amendment, other than failure to make principal payments, or (ii) November 30, 2012.

If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.

Accordingly, this creates significant uncertainty related to the Corporation’s operations.

We must pay in full the outstanding balance under the Credit Agreement by the earlier of November 30, 2012 or the receipt of net proceeds of a financing transaction from the sale of equity securities.

As of March 31, 2012, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of November 30, 2012 or the receipt of net proceeds of a financing transaction from the sale of equity securities of not less than $116.3 million. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by November 30, 2012, which may limit our ability to fund ongoing operations.

Unless the maturity date is extended, our outstanding borrowings under our Credit Agreement are due on November 30, 2012. The Credit Agreement does not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

If the Agent or the lenders decided not to refinance the remaining outstanding balance of the loans then at the earlier of (i) the occurrence of an event of default under the Amendment (other than a failure to make principal payments), or (ii) November 30 2012, the agent, on behalf of the lenders may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Corporation or other securities or assets of the Corporation’s subsidiaries which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and the common shareholders could lose all of their investment.

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

During 2012, 94% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae or Freddie Mac. We also derive other material financial benefits from our relationships with Fannie Mae and Freddie Mac, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations.

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

The recent ratings downgrade of the United States Government may adversely affect us.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions, the Bank’s operations or our financial results. These ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject, including those described above.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Corporation Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. In addition, pursuant to our Cease and Desist Order with OTS (now administered by the OCC), we must prepare and submit various reports and may face further reporting obligations in the future depending upon our financial condition. Compliance with various regulatory reporting requires significant commitments of time from management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our common stock.

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

•	dissolved the Office of Thrift Supervision, transferring regulation of the Bank to the Office of the Comptroller of Currency and of the Corporation to the Federal Reserve effective July 21, 2011;

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

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties

At March 31, 2012, the Corporation conducts business from its main office headquarters at 25 West Main Street, Madison, Wisconsin and 55 other full-service offices and one loan origination office. The Bank owns 36 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 17 full-service offices. The Bank also owns its headquarters building which hosts a support center as well as two land sites for future development. In addition, the Bank leases one loan-origination facility. The leases expire between 2012 and 2030. The aggregate net book value at March 31, 2012 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $20.0 million. See Note 9 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment. We believe that our current facilities are adequate to meet present needs.

Item 3.    Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Corporation’s common stock is traded in the OTC Market under the symbol “ABCW.PK”. At May 31, 2012, there were approximately 2,600 stockholders of record. That number does not include stockholders holding their stock in street or nominee name.

Quarterly Stock Price and Dividend Information

The table below presents the reported high and low sale prices of common stock and cash dividends paid per share of common stock during the periods indicated in fiscal 2012 and 2011.

Quarter Ended	High	Low	Cash Dividend
March 31, 2012	$1.000	$0.220	$—
December 31, 2011	0.530	0.160	—
September 30, 2011	0.730	0.490	—
June 30, 2011	0.990	0.610	—

March 31, 2011	$1.900	$0.950	$—
December 31, 2010	1.500	0.520	—
September 30, 2010	0.750	0.450	—
June 30, 2010	1.550	0.400	—

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

Repurchases of Common Stock

As of March 31, 2012, the Corporation does not have a stock repurchase plan in place.

Performance Graph

The following graph compares the yearly cumulative total return on the Corporation’s common stock over a five-year measurement period since March 31, 2007 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Morningstar, Inc. index (formally known as the Hemscott Group) Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.    Selected Financial Data

The following information at and for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 has been derived primarily from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
	2012	2011	2010	2009	2008(4)
	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$127,251	$166,463	$217,082	$260,262	$296,675
Interest expense	55,329	81,383	132,123	135,472	167,670
Net interest income	71,922	85,080	84,959	124,790	129,005
Provision for credit losses	33,578	51,198	161,926	205,719	22,551
Real estate investment partnership revenue	—	—	—	2,130	8,399
Other non-interest income	49,356	59,503	57,385	44,331	42,892
Real estate investment partnership cost of sales	—	—	—	1,736	8,489
Other non-interest expense	124,428	134,399	158,832	224,709	98,876
Income (loss) before income taxes	(36,728)	(41,014)	(178,414)	(260,913)	50,380
Income taxes	10	164	(1,500)	(30,098)	19,650
Net income (loss)	(36,738)	(41,178)	(176,914)	(230,815)	30,730
Income attributable to non-controlling interest in real estate partnerships	—	—	—	(148)	(402)
Preferred stock dividends in arrears	(6,278)	(5,934)	(5,648)	(925)	—
Preferred stock discount accretion	(7,413)	(7,412)	(7,411)	(1,247)	—
Net income (loss) available to common equity of Anchor BanCorp	(50,429)	(54,524)	(189,973)	(232,839)	31,132
Earnings (loss) per common share:
Basic	(2.37)	(2.57)	(8.97)	(11.05)	1.48
Diluted	(2.37)	(2.57)	(8.97)	(11.05)	1.48
Balance Sheet Data:
Total assets	$2,789,452	$3,394,825	$4,416,265	$5,272,110	$5,149,557
Investment securities available for sale	242,299	523,289	416,203	484,985	356,406
Investment securities held to maturity	20	27	39	50	59
Loans receivable held for investment, net	2,058,008	2,520,367	3,229,580	3,896,439	4,202,833
Deposits	2,264,915	2,699,433	3,536,696	3,898,795	3,503,536
Other borrowed funds	476,103	659,005	796,832	1,088,063	1,221,707
Stockholders’ equity (deficit)	(29,550)	(13,171)	42,214	217,770	350,363
Common shares outstanding	21,247,725	21,247,725	21,256,056	21,139,916	20,929,985
Other Financial Data:
Book value per common share at end of period	$(6.57)	$(5.80)	$(3.19)	$5.10	$16.74
Dividends paid per share	—	—	—	0.29	0.71
Dividend payout ratio	—%	—%	—%	(2.62)%	47.97%
Yield on earning assets	4.34	4.59	4.74	5.63	6.25
Cost of funds	1.79	2.16	2.83	2.95	3.65
Interest rate spread	2.55	2.43	1.91	2.68	2.60
Net interest margin(1)	2.45	2.35	1.86	2.70	2.72
Return on average assets(2)	(1.17)	(1.07)	(3.66)	(4.65)	0.63
Return on average equity(3)	(237.54)	(164.38)	(146.56)	(75.67)	9.03
Average equity to average assets	(0.49)	0.65	2.50	6.15	6.93

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Return on average assets represents net income (loss) including income attributable to non-controlling interests as a percentage of average total assets.

(3)	Return on average equity represents net income (loss) including income attributable to non-controlling interests as a percentage of average total stockholders’ equity.

(4)	During the fourth quarter of the year ended March 31, 2008, the Corporation acquired S&C Bank, which consisted of total assets of $381.1 million, total deposits of $305.5 million and total loans of $280.8 million.

The following table sets forth selected quarterly financial data:

	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010
	(In thousands, except per share data)
Interest income:
Loans	$26,559	$28,324	$29,937	$32,109	$33,231	$36,631	$40,149	$40,681
Investment securities and Federal Home Loan Bank stock	1,427	1,395	2,960	3,956	3,943	4,442	3,421	3,445
Interest-bearing deposits	177	257	98	52	66	78	126	250

Total interest income	28,163	29,976	32,995	36,117	37,240	41,151	43,696	44,376
Interest expense:
Deposits	4,870	6,047	6,727	7,319	8,607	10,985	13,231	15,803
Other borrowed funds	7,405	7,915	7,768	7,278	7,173	7,852	8,047	9,685

Total interest expense	12,275	13,962	14,495	14,597	15,780	18,837	21,278	25,488

Net interest income	15,888	16,014	18,500	21,520	21,460	22,314	22,418	18,888
Provision for credit losses	4,601	8,380	17,115	3,482	10,178	21,412	10,674	8,934

Net interest income after provision for credit losses	11,287	7,634	1,385	18,038	11,282	902	11,744	9,954
Net impairment losses recognized in earnings	(231)	(155)	(123)	(59)	(78)	(163)	(113)	(86)
Loan servicing income (loss), net of amortization	(507)	(1,571)	478	768	516	(416)	339	1,153
Credit enhancement income on mortgage loans sold	4	5	16	46	43	116	236	253
Service charges on deposits	2,672	2,926	2,947	2,794	2,544	2,855	3,165	3,753
Investment and insurance commissions	944	910	917	1,037	752	971	769	956
Net gain on sale of loans	6,406	6,018	3,994	1,173	1,600	5,601	9,216	1,347
Net gain on sale of investment securities	217	20	5,206	1,136	709	1,187	6,653	112
Net gain on sale of OREO	1,942	1,272	1,659	1,245	315	1,291	872	1,162
Net gain on sale of branches	—	—	—	—	2	100	2,318	4,930
Other revenue from real estate partnership operations	64	107	13	38	(295)	—	1	386
Other	1,469	1,234	1,331	994	997	1,435	1,136	863

Total non-interest income	12,980	10,766	16,438	9,172	7,105	12,977	24,592	14,829
Compensation and benefits	10,878	10,806	9,863	10,194	10,203	10,396	9,578	11,825
Occupancy	1,971	2,070	1,925	1,980	2,236	1,921	2,017	2,367
Furniture and equipment	1,358	1,476	1,611	1,544	1,536	1,520	1,741	1,762
Federal deposit insurance premium	1,654	1,828	1,774	1,933	2,283	1,423	3,621	4,075
Data processing	1,603	1,665	1,608	1,383	1,559	1,627	1,782	1,572
Marketing	582	147	427	305	514	248	410	307
Expenses from real estate partnership operations	121	41	677	42	115	32	13	502
OREO expense, net	6,633	7,451	5,823	8,870	12,093	4,598	7,656	6,818
Mortgage servicing rights impairment (recovery)	(1,895)	(985)	5,069	221	52	(1,611)	1,272	190
Legal services	1,315	1,376	1,267	934	1,333	1,866	2,680	2,099
Other professional fees	844	1,051	756	1,018	1,387	969	654	2,284
Other	3,156	3,343	3,184	3,531	3,309	2,949	3,560	3,056

Total non-interest expense	28,220	30,269	33,984	31,955	36,620	25,938	34,984	36,857

Income (loss) before income taxes	(3,953)	(11,869)	(16,161)	(4,745)	(18,233)	(12,059)	1,352	(12,074)
Income tax expense	—	—	—	10	150	—	14	—

Net income (loss)	(3,953)	(11,869)	(16,161)	(4,755)	(18,383)	(12,059)	1,338	(12,074)
Preferred stock dividends in arrears	(1,591)	(1,572)	(1,579)	(1,536)	(1,503)	(1,494)	(1,352)	(1,585)
Preferred stock discount accretion	(1,844)	(1,853)	(1,853)	(1,863)	(1,843)	(1,853)	(1,853)	(1,863)

Net loss available to common equity	$(7,388)	$(15,294)	$(19,593)	$(8,154)	$(21,729)	$(15,406)	$(1,867)	$(15,522)

Loss per common share:
Basic	$(0.35)	$(0.72)	$(0.92)	$(0.38)	$(1.02)	$(0.72)	$(0.09)	$(0.73)
Diluted	(0.35)	(0.72)	(0.92)	(0.38)	(1.02)	(0.72)	(0.09)	(0.73)

Fourth Quarter Results

Net loss for the quarter ending March 31, 2012 was $4.0 million, compared to net loss of $18.4 million for the quarter ending March 31, 2011. Net loss available to common shareholders for the quarter ending March 31, 2012 was $7.4 million compared to $21.7 million for the prior year quarter. Diluted loss per common share decreased to $(0.35) for the quarter ended March 31, 2012 compared to $(1.02) per share for the prior year quarter.

Net interest income was $15.9 million for the three months ended March 31, 2012, a decrease of $5.6 million from $21.5 million for the comparable period in 2011. The net interest margin was 2.35% for the quarter ending March 31, 2012 and 2.63% for the quarter ending March 31, 2011. The decline in net interest results was primarily due to lower mortgage interest income as borrower’s renewed or refinanced their loans at reduced rates, and a decrease in the rate earned on the investment securities portfolio as a result of sales of higher yielding bonds in 2011 for interest rate risk and capital management purposes. The maturity of above market rate certificates of deposit provided a partial offset.

Provision for credit losses was $4.6 million in the quarter ending March 31, 2012 compared to $10.2 million in the quarter ending March 31, 2011. Net charge-offs were $24.3 million in the quarter ended March 31, 2012 compared to $17.4 million in the quarter ended March 31, 2011. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality” below for further analysis of the allowance for loan losses. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for loan losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for loan losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.

Non-interest income was $13.0 million for the quarter ended March 31, 2012; an increase of $5.9 million compared to $7.1 million for the quarter ended March 31, 2011. The majority of the increase was attributable to a $4.8 million increase in net gain on sale of residential mortgage loans due to significantly higher loan origination volume in the current quarter compared to a year ago. In addition, net gain on sale of OREO increased $1.6 million due to moderately better market conditions in 2012.

Non-interest expense decreased $8.4 million to $28.2 million for the quarter ended March 31, 2012 from $36.6 million for the quarter ended March 31, 2011 due to a $5.5 million decrease in net expense from OREO operations attributable to cost containment initiatives, and a $1.9 million decrease in mortgage servicing rights impairment due to a current period recovery of previously recorded MSR impairment.

The Corporation had an income tax expense of zero for the three months ended March 31, 2012 compared to income tax expense of $150,000 for the three months ended March 31, 2011. The effective tax rate (benefit) was 0% and 0.82% for the quarter ended March 31, 2012 and March 31, 2011, respectively.

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

Fair Value Measurements

Management must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under GAAP. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations, foreclosed properties and repossessed assets and the capitalization of mortgage servicing rights. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale securities, interest rate lock commitments and forward contracts to sell mortgage loans. Assets and liabilities measured at fair value on a non-recurring basis may include loans held for sale, mortgage servicing rights, certain impaired loans and foreclosed assets. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact future financial condition and results of operations.

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the

Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is included in accumulated other comprehensive income (loss).

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

In determining the general allowance, management has segregated the loan portfolio by purpose and collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each class of loan, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred since 2008, management reviewed each class’ historical losses by quarter for any trends that would indicate a different look back period would be more representative of current experience.

Management adjusts historical loss factors based on the following qualitative factors: changes in lending policies, procedures and practices; economic and industry trends and conditions; trends in terms and the volume of loans; experience, ability and depth of lending management; level of and trends in past dues and delinquent loans; changes in the quality of the loan review system; changes in the value of the underlying collateral for collateral dependent loans; changes in credit concentrations, other external factors such as legal and regulatory requirements; and changes in size of the portfolio. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor based on changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor as necessary, to a factor believed to be appropriate for the probable and inherent risk of loss in the portfolio.

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

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current, b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to move the property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively reflect the decrease in collateral values during fiscal years 2010, 2011 and 2012. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

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

Management considers the ALLL at March 31, 2012 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

Foreclosure

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. If the fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, updated appraisals are generally obtained on an annual basis and the assets are adjusted to the lower of cost or fair value, less 15% for estimated selling expenses. An additional 10% discount is generally applied to all asset values that are based on appraisals greater than one year old. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to non-interest expense.

Mortgage Servicing Rights

Mortgage servicing rights (MSR) are recorded as an asset when loans are sold to third parties with servicing rights retained at fair value. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a strata exceeds its fair value, a mortgage servicing right impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

The interest rate bands used to stratify the serviced loans were changed in the quarter ending December 31, 2011 in response to the significantly lower interest rate environment over the past several years and the resultant “bunching’ of a substantial portion of serviced loans into two of the nine historical strata. The restratification of serviced loans did not have a material impact on the impairment measurement of the mortgage servicing right asset during the year ending March 31, 2012.

Income Taxes

The Corporation’s provision for federal income taxes has resulted in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable or deductible amounts in future periods. The Corporation regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Corporation’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

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

The Corporation derives net interest and non-interest income from various sources, including:

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

Segment Review

The Corporation’s primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments and consumers and the support to deliver, fund and manage such banking services. The Corporation previously identified a real estate investment operating segment, its non-banking subsidiary IDI, which invested in real estate developments. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets. The assets that remain at IDI include an equity interest in one commercial real estate property and one residential real estate development along with various notes receivable. See Note 20 to the Consolidated Financial Statements included in Item 8.

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

At March 31, 2012, the Bank and the Corporation had complied with all aspects of the Cease and Desist and the Prompt and Corrective Action Directive, except the Bank had a tier 1 leverage ratio and a total risk-based capital ratio of 4.51 percent and 8.42 percent, respectively, each below the required capital ratios set forth above.

The Corporation remains diligent in its efforts to raise outside capital to bring it in compliance with the Cease and Desist Order. The Corporation continues to make strides to improve the financial performance and efficiency of the Bank to increase the likelihood that it will be able to attract outside capital.

But the organization continues to face significant challenges. The Corporation, as the holding company of the Bank, continues to be burdened with significant senior debt and preferred stock obligations. The Corporation currently owes $116.3 million to various lenders led by U.S. Bank under the Credit Agreement that matures November 30, 2012. The Corporation also has accrued but unpaid interest and fees totaling $41.0 million associated with this obligation that is due and payable at maturity.

In addition, the Corporation issued $110 million in preferred stock in January 2009 to the United States Treasury pursuant to the Treasury’s Capital Purchase Program (“CPP”). While the Bank has substantial liquidity, it is currently precluded by its regulators from paying dividends to the Corporation. As a result, and as permitted under the CPP program, the Corporation has deferred twelve quarterly preferred stock dividend payments to the Treasury totaling $18.8 million, including interest. As a result of those deferrals, Treasury had the right to appoint two additional persons to the Corporation’s Board of Directors and as announced on September 30, 2011, appointed Messrs. Duane Morse and Leonard Rush to the Corporation’s Board.

The Corporation has engaged and continues to work with Sandler O’Neill & Partners, L.P. as its financial advisor to assist in capital raising efforts to address its capital needs.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past year. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At March 31, 2012, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $224.9 million, $57.7 million below the $282.6 million in this category at March 31, 2011. In addition, the Bank experienced a moderate decrease in the level of foreclosed properties on the consolidated balance sheet. At March 31, 2012, foreclosed properties and repossessed assets were $88.8 million, compared to $90.7 million at March 31, 2011, a 2.1 percent decrease. As a result, the decline in the levels of non-performing assets was just slightly greater than the decline in non-performing loans. An elevated level of non-performing assets has had and will continue to have a negative impact on net interest income and expenses related to managing the troubled loan portfolio.

The allowance for loan losses declined to $111.2 million at March 31, 2012 from $150.1 million at March 31, 2011, a 25.9 percent decrease. Net charge-offs during the year ended March 31, 2012 were $73.0 million compared to $79.8 million for the same period in 2011. The provision for credit losses was $33.6 million for the year ended March 31, 2012, compared to $51.2 million for the year ended March 31, 2011. While the balance in the allowance for loan losses declined 25.9 percent during fiscal 2012, the allowance compared to total gross loans and to total non-performing loans of 5.08 percent and 49.45 percent at March 31, 2012, respectively decreased considerably less from the 5.60 percent and 53.11 percent, respectively at March 31, 2011.

Recent Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued through 2008 and 2010 has appeared to have settled into a slow economic recovery in 2010, 2011 and 2012. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank is likely to negatively impact the Corporation’s revenue and increase both the direct and indirect costs of doing business, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of the Corporation’s businesses. As a result of Dodd-Frank, the OTS ceased to be our primary regulator with the OCC now regulating the Bank and the Federal Reserve regulating the Corporation. It is unclear at this time what effect this change will have on our results of operations.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that will extend at least over the next twelve months and may last several years, management will not be able to fully assess the impact the legislation will have on its business.

Financial Results

Results through March 31, 2012 include:

•

Diluted loss per common share decreased to $(0.35) for the quarter ended March 31, 2012 compared to $(1.02) per share for the quarter ended March 31, 2011, primarily due to a $5.6 million decrease in the provision for credit losses;

•

The net interest margin decreased to 2.35% for the quarter ended March 31, 2012 compared to 2.63% for the quarter ended March 31, 2011 due to lower rates of return on mortgage loans and investment securities, partially offset by the runoff and repricing of higher rate certificates of deposit;

•

Loans held for sale increased $31.8 million , or 421.8% since March 31, 2011 primarily due to significantly higher residential mortgage origination volume triggered by the notably low interest rate environment in the fiscal year ended March 31, 2012;

•

Loans held for investment (net of the allowance for loan losses) decreased $462.4 million, or 18.3%, since March 31, 2011 primarily due to scheduled pay-offs and amortization as well as the transfer of $76.7 million to foreclosed properties;

•	Deposits decreased $434.5 million, or 16.1%, since March 31, 2011 primarily due to runoff of time deposits;

•	Book value per common share was $(6.57) at March 31, 2012 compared to $(5.80) at March 31, 2011;

•	Total assets decreased $605.4 million, or 17.8%, since March 31, 2011;

•	Delinquencies (loans past due 30 days or more) decreased $93.8 million or 29.8%, to $221.2 million at March 31, 2012 from $315.0 million at March 31, 2011;

•

Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $57.7 million, or 20.4% to $224.9 million at March 31, 2012 from $282.6 million at March 31, 2011;

•

Total non-performing assets (total non-performing loans and foreclosed properties and repossessed assets) decreased $59.6 million, or 16.0%, to $313.8 million at March 31, 2012 from $373.4 million at March 31, 2011;

•	Foreclosed properties and repossessed assets decreased $1.9 million, or 2.1%, to $88.8 million at March 31, 2012 from $90.7 million at March 31, 2011; and

•

Provision for credit losses decreased $17.6 million, or 34.4%, to $33.6 million for the year ended March 31, 2012 from $51.2 million for the year ended March 31, 2011 due to the Corporation’s ongoing enhancements to risk management practices, stabilizing economic conditions and continued resolution of problem assets.

Net Interest Income Information

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread and Margin.    The following table shows the Corporation’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the years indicated. The average balances are derived from daily balances.

Average Balance Sheets

	Year Ended March 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets
Mortgage loans	$1,739,928	$86,920	5.00%	$2,165,122	$112,390	5.19%	$2,685,764	$146,190	5.44%
Consumer loans	531,526	26,611	5.01	625,449	31,805	5.09	764,352	38,611	5.05
Commercial business loans	45,480	3,398	7.47	102,034	6,497	6.37	173,151	10,793	6.23

Total loans receivable(1)(2)	2,316,934	116,929	5.05	2,892,605	150,692	5.21	3,623,267	195,594	5.40
Investment securities(3)	330,903	9,683	2.93	465,863	15,237	3.27	474,808	20,443	4.31
Interest-bearing deposits	230,704	584	0.25	211,997	520	0.25	426,377	1,045	0.25
Federal Home Loan Bank stock	52,437	55	0.10	54,829	14	0.03	54,829	—	0.00

Total interest-earning assets	2,930,978	127,251	4.34	3,625,294	166,463	4.59	4,579,281	217,082	4.74
Non-interest-earning assets	214,465			217,911			248,172

Total assets	$3,145,443			$3,843,205			$4,827,453

Interest-bearing liabilities
Demand deposits	$936,421	2,073	0.22	$900,768	3,063	0.34	$930,235	5,090	0.55
Regular savings	254,646	376	0.15	241,446	509	0.21	244,558	694	0.28
Certificates of deposit	1,354,303	22,514	1.66	1,930,987	45,054	2.33	2,586,956	81,467	3.15

Total deposits	2,545,370	24,963	0.98	3,073,201	48,626	1.58	3,761,749	87,251	2.32
Other borrowed funds	548,148	30,366	5.54	699,404	32,757	4.68	907,257	44,872	4.95

Total interest-bearing liabilities	3,093,518	55,329	1.79	3,772,605	81,383	2.16	4,669,006	132,123	2.83

Non-interest-bearing liabilities	67,391			45,549			37,739

Total liabilities	3,160,909			3,818,154			4,706,745
Stockholders’ equity	(15,466)			25,051			120,708

Total liabilities and stockholders’ equity	$3,145,443			$3,843,205			$4,827,453

Net interest income/interest rate spread(4)		$71,922	2.55%		$85,080	2.43%		$84,959	1.91%

Net interest-earning assets	$(162,540)			$(147,311)			$(89,725)

Net interest margin(5)			2.45%			2.35%			1.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.96			0.98

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(3)	Average balances of securities available-for-sale are based on amortized cost.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The most significant impact on the Corporation’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of investments in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to the effects on net interest income attributable to (i) changes in rate (changes in rate multiplied by prior volume) and (ii) changes in volume (changes in volume multiplied by prior rate). The change in interest income (tax equivalent) due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended March 31,
	2012 Compared To 2011			2011 Compared To 2010
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets
Mortgage loans	$(4,095)	$(21,375)	$(25,470)	$(6,521)	$(27,279)	$(33,800)
Consumer loans	(485)	(4,709)	(5,194)	255	(7,061)	(6,806)
Commercial business loans	977	(4,076)	(3,099)	227	(4,523)	(4,296)

Total loans receivable(1)(2)	(3,603)	(30,160)	(33,763)	(6,039)	(38,863)	(44,902)
Investment securities(3)	(1,481)	(4,073)	(5,554)	(4,828)	(378)	(5,206)
Interest-bearing deposits	17	47	64	1	(526)	(525)
Federal Home Loan Bank stock	42	(1)	41	14	—	14

Total increase (decrease) in interest income	(5,025)	(34,187)	(39,212)	(10,852)	(39,767)	(50,619)
Interest-bearing liabilities
Demand deposits	(1,107)	117	(990)	(1,871)	(156)	(2,027)
Regular savings	(160)	27	(133)	(176)	(9)	(185)
Certificates of deposit	(11,056)	(11,484)	(22,540)	(18,403)	(18,010)	(36,413)

Total deposits	(12,323)	(11,340)	(23,663)	(20,450)	(18,175)	(38,625)
Other borrowed funds	5,395	(7,786)	(2,391)	(2,278)	(9,837)	(12,115)

Total increase (decrease) in interest expense	(6,928)	(19,126)	(26,054)	(22,728)	(28,012)	(50,740)

Total increase (decrease) in net interest income	$1,903	$(15,061)	$(13,158)	$11,876	$(11,755)	$121

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Results of Operations

The following annual results should be read in conjunction with the Consolidated Financial Statements presented in Note 23 to the Consolidated Financial Statements included in Item 8.

Comparison of Years Ended March 31, 2012 and 2011

General.    Operating results improved $4.5 million to a net loss of $36.7 million in fiscal 2012 from net loss of $41.2 million in fiscal 2011. The primary drivers of this improvement in results were a $17.6 million decrease in the provision for credit losses and a decrease in non-interest expense of $10.0 million. These favorable variances were partially offset by decreases in net interest income of $13.2 million and in non-interest income of $10.1 million.

Net Interest Income.    Net interest income totaled $71.9 million in fiscal 2012, a decrease of $13.2 million from $85.1 million in fiscal 2011. The decline in net interest income was primarily due to lower earning rates on mortgage loans as customers renewed and refinanced loans in a lower rate environment during fiscal 2012 and on investment securities attributable to sales of higher yielding positions in fiscal 2012 for capital management purposes. These unfavorable variances were partially offset by the positive impact of maturing above market rate certificates of deposit.

Provision for Credit Losses.    The provision for credit losses decreased $17.6 million from $51.2 million in fiscal 2011 to $33.6 million in fiscal 2012. The decrease in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) a proactive method of identification of criticized assets and (ii) continued analysis of the commercial real estate, construction and land portfolios. These decreases resulted in the Corporation’s allowance for loan losses decreasing $38.9 million from $150.1 million at March 31, 2011 to $111.2 million at March 31, 2012. The allowance for loan losses represented 5.08% of total loans at March 31, 2012, compared to 5.60% of total loans at March 31, 2011. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

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

Non-interest Income.    The following table presents non-interest income by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(568)	$(440)	$(128)	(29.1)%
Loan servicing income (loss), net of amortization	(832)	1,592	(2,424)	(152.3)
Credit enhancement income on mortgage loans sold	71	648	(577)	(89.0)
Service charges on deposits	11,339	12,317	(978)	(7.9)
Investment and insurance commissions	3,808	3,448	360	10.4
Net gain on sale of loans	17,591	17,764	(173)	(1.0)
Net gain on sale of investment securities	6,579	8,661	(2,082)	(24.0)
Net gain on sale of OREO	6,118	3,640	2,478	68.1
Net gain on sale of branches	—	7,350	(7,350)	(100.0)
Revenue from real estate partnership operations	222	92	130	—
Other	5,028	4,431	597	13.5

Total non-interest income	$49,356	$59,503	$(10,147)	(17.1)%

Non-interest income totaled $49.4 million for fiscal 2012, a decrease of $10.1 million compared to $59.5 million for fiscal 2011. The decrease was largely due to a $7.4 million non-recurring gain on sale of branches in fiscal 2011 and lower loan servicing income reflecting an increase in the amortization rate of the mortgage servicing asset caused by the historically low interest rate environment during much of fiscal 2012 and the resultant mortgage refinance activity.

Non-interest Expense.    The following table presents non-interest expense by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$41,741	$42,002	$(261)	(0.6)%
Occupancy	7,946	8,541	(595)	(7.0)
Furniture and equipment	5,989	6,559	(570)	(8.7)
Federal deposit insurance premiums	7,189	11,402	(4,213)	(36.9)
Data processing	6,259	6,540	(281)	(4.3)
Marketing	1,461	1,479	(18)	(1.2)
Expenses from real estate partnership operations	881	662	219	33.1
OREO operations — net expense	28,777	31,165	(2,388)	(7.7)
Mortgage servicing rights impairment (recovery)	2,410	(97)	2,507	2,584.5
Legal services	4,892	7,978	(3,086)	(38.7)
Other professional fees	3,669	5,294	(1,625)	(30.7)
Other	13,214	12,874	340	2.6

Total non-interest expense	$124,428	$134,399	$(9,971)	(7.4)%

Non-interest expense decreased $10.0 million to $124.4 million for fiscal 2012 compared to $134.4 million for fiscal 2011. The decrease was primarily due to a $4.2 million decrease in federal deposit insurance premiums attributable to a favorable change in the method of calculating deposit insurance premiums mandated by section 331 of the Dodd-Frank Act that became effective April 1, 2011. In addition, legal services decreased $3.1 million largely due to a diminished need for outside legal services in support of corporate programs and initiatives. These decreases were partially offset by an increase in the impairment of mortgage servicing rights of $2.5 million resulting from higher levels of refinance activity caused by the low interest rate environment in fiscal 2012.

Real Estate Segment.    Net loss in the real estate segment (IDI, the Corporation’s wholly-owned, non-banking subsidiary) decreased $564,000 for fiscal 2012 to a net loss of $569,000 from a net loss of $1.1 million in fiscal 2011. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed residential lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

Income Taxes.    Income tax expense decreased $154,000 for fiscal 2012 as compared to fiscal 2011. The effective tax rate for fiscal 2012 was (0.03)% as compared to (0.46)% for fiscal 2011. An additional allowance of $14.7 million was placed on the deferred tax asset during the year ended March 31, 2012 reflecting current year activity. A full valuation allowance has been in place on the net deferred tax asset since June 30, 2009 due to the uncertainty of the Corporation’s ability to create sufficient taxable income in the near future to fully utilize it.

Comparison of Years Ended March 31, 2011 and 2010

General.    Results of operations improved $135.7 million to a net loss of $41.2 million in fiscal 2011 from net loss of $176.9 million in fiscal 2010. The primary components of this improvement in results for fiscal 2011, as compared to fiscal 2010, were a $110.7 million decrease in the provision for credit losses, a decrease in non-interest expense of $27.4 million and an increase in net interest income of $121,000. These increases to net income were partially offset by a decrease in income tax benefit of $1.7 million and a decrease in non-interest income of $890,000. An allowance of $16.7 million was placed on the deferred tax asset during the year ended March 31, 2011. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. The returns on average assets and average stockholders’ equity for fiscal 2011 were (1.07)% and (168.38)%, respectively, as compared to (3.66)% and (146.56)%, respectively, for fiscal 2010.

Net Interest Income.    Net interest income increased by $121,000 during fiscal 2011 due to the decreased cost of interest bearing liabilities partially offset by a decline in yield on interest earning assets. The primary factor that contributed to the modest increase in net interest income was the fact that loans held for investment decreased $709.2 million since March 31, 2010. The average balances of interest-earning assets decreased to $3.63 billion and the average balance of interest-bearing liabilities decreased to $3.78 billion in fiscal 2011, from $4.58 billion and $4.68 billion, respectively, in fiscal 2010. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 0.96 in fiscal 2011 from 0.98 in fiscal 2010. The average yield on interest-earning assets (4.59% in fiscal 2011 versus 4.74% in fiscal 2010) decreased, as did the average cost on interest-bearing liabilities (2.15% in fiscal 2011 versus 2.82% in fiscal 2010). The net interest margin increased to 2.35% in fiscal 2011 from 1.86% in fiscal 2010 and the interest rate spread increased to 2.44% from 1.92% in fiscal 2011 and 2010, respectively. The increase in interest rate spread was reflective of a decrease in the cost of funds, which was slightly offset by a smaller decrease in the yields on loans as interest rates decreased. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below.

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

Non-interest Expense.    Non-interest expense decreased $27.4 million to $130.8 million for fiscal 2011 compared to $158.2 million for fiscal 2010 primarily due to an $11.0 million decrease in compensation and a $7.2 million decrease in federal deposit insurance premiums. In addition, foreclosure cost advance impairment decreased $4.7 million, other non-interest expense decreased $2.4 million, occupancy expense decreased $1.7 million and furniture and equipment expense decreased $1.4 million. These decreases were partially offset by an increase in legal expense of $2.8 million, an increase in OREO expense, net of $2.1 million and an increase in the impairment of mortgage servicing rights of $1.8 million.

Real Estate Segment.    Net income generated by the real estate segment (IDI, the Corporation’s wholly-owned, non-banking subsidiary) increased $1.7 million for fiscal 2011 to a net loss of $1.1 million from a net loss of $2.8 million in fiscal 2010. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed residential lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

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

Financial Condition

General.    Total assets of the Corporation decreased $605.4 million, or 17.8%, from $3.39 billion at March 31, 2011 to $2.79 billion at March 31, 2012. This decrease was primarily attributable to a decrease in loans receivable as well as a decrease in investment securities.

Investment Securities.    Investment securities (both available-for-sale and held-to-maturity) decreased $281.0 million during the year primarily due to principal repayments, sales and fair value adjustments of $351.8 million and $0.6 million of other-than-temporary impairment losses that were recognized in earnings. These decreases were partially offset by purchases of $71.4 million. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to the extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, the Corporation may experience credit losses that need to be recognized in earnings as an other-than-temporary impairment.

Loans Receivable.    Total net loans held for investment decreased $462.4 million during fiscal 2012 from $2.53 billion at March 31, 2011 to $2.06 billion at March 31, 2012. The activity included principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $601.0 million and transfers to other real estate owned of $76.7 million, partially offset by originations and refinances of $215.3 million.

During 2012, the Corporation originated $215.3 million of loans for investment, as compared to $113.9 million and $631.1 million during fiscal 2011 and 2010, respectively.

Residential loans originated for sale amounted to $961.9 million in fiscal 2012, as compared to $804.5 million and $887.5 million in fiscal 2011 and fiscal 2010, respectively. At March 31, 2012, loans held for sale, which consisted solely of single-family residential loans, amounted to $39.3 million, as compared to $7.5 million at March 31, 2011. Loans held for sale are recorded at the lower of cost or fair value.

Other Real Estate Owned.    Other real estate owned decreased $1.9 million to $88.8 million at March 31, 2012 from $90.7 million at March 31, 2011 due to sales of $64.4 million and additional write downs of various properties of $15.3 million. These decreases were partially offset by transfers in from the loan portfolio and premises and equipment of $76.7 million and $1.1 million, respectively.

Accrued Interest Receivable.    Accrued interest receivable decreased $4.3 million to $12.1 million at March 31, 2012 from $16.4 million at March 31, 2011 commensurate with the decrease in the securities and loan portfolios.

Deposits.    Deposits decreased $434.5 million during fiscal 2012 to $2.26 billion, due largely to a $607.2 million decline in certificates of deposit. A significant portion of the decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers amounted to $274,000 at March 31, 2012, as compared to $48.1 million at March 31, 2011. The weighted average cost of deposits decreased to 0.98% in fiscal 2012 compared to 1.58% in fiscal 2011.

Borrowings.    FHLB advances decreased $121.0 million during fiscal 2012. At March 31, 2012, advances totaled $357.5 million and had a weighted average interest rate of 2.49% compared to advances of $478.5 million with a weighted average interest rate of 2.57% at March 31, 2011. Other borrowed funds as of March 31, 2012 consist of short-term line of credit borrowings of the Corporation of $116.3 million and retail repurchase agreements of $2.3 million. Other borrowed funds as of March 31, 2011 consist of short-term line of credit borrowings of the Corporation of $116.3 million, $60.0 million outstanding as part of the Temporary Liquidity Guarantee Program and retail repurchase agreements of $7.1 million. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8.

Accrued Interest and Fees Payable.    Accrued interest and fees payable increased $15.0 million to $43.3 million at March 31, 2012 from $28.3 million at March 31, 2011. The increase was mainly due to an increase in accrued interest and fees on short-term line of credit borrowings as the Corporation discontinued payments on this line on March 2, 2009 which is currently in default. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8.

Other Liabilities.    Other liabilities increased $13.7 million during fiscal 2012 to $28.3 million at March 31, 2012 from $14.6 million at March 31, 2011 primarily due to a larger disbursement obligation on loans closed but not yet funded that are in a three-day rescission period during which borrowers have the option to rescind the loan transaction.

Stockholders’ Equity (Deficit).    Stockholders’ equity (deficit) at March 31, 2012 was ($29.6) million, or (1.06)% of total assets, compared to ($13.2) million, or (0.39%) of total assets at March 31, 2011. Stockholders’ equity decreased during the year primarily as a result of comprehensive loss of $16.7 million, which includes net loss of $36.7 million and an increase in net unrealized gains on available-for-sale securities included as a part of accumulated other comprehensive income of $20.1 million.

RISK MANAGEMENT

The Bank encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This Risk Management section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management process.

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

Although the Board of Directors is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review risk profiles and discuss key risk issues. In 2009, the Bank hired a new Chief Risk Officer in charge of overseeing credit risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. During fiscal 2012, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank intends to return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows for the dates indicated:

	March 31, 2012			March 31, 2011
	Non-Performing Loans	Percent of Non-Performing Loans	Percent of Total Gross Loans(1)	Non-Performing Loans	Percent of Non-Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)
Residential	$44,550	19.8%	2.04%	$63,746	22.6%	2.38%
Commercial and industrial	8,217	3.7	0.38	18,241	6.5	0.68
Land and construction	64,229	28.6	2.94	67,472	23.9	2.51
Multi-family	37,762	16.8	1.73	39,412	13.9	1.47
Retail/office	33,817	15.0	1.55	54,256	19.2	2.02
Other commercial real estate	27,963	12.4	1.28	31,488	11.1	1.17
Education(2)	762	0.3	0.03	731	0.3	0.03
Other consumer	7,624	3.4	0.35	7,299	2.6	0.27

Total non-performing loans	$224,924	100.0%	10.28%	$282,645	100.0%	10.54%

(1)	Total gross loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $24,641 and $23,629 at March 31, 2012 and 2011, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the year ended March 31, 2012:

Loan Class	Non-Performing Loan Balance April 1, 2011	Additions	Transferred to Accrual Status	Transferred to OREO	Paid Down	Charged Off	Non-Performing Loan Balance March 31, 2012	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$63,746	$17,992	$(5,728)	$(19,724)	$(6,669)	$(5,067)	$44,550	$520,141	$13,027
Commercial and industrial	18,241	9,638	(980)	(2,898)	(3,991)	(11,793)	8,217	30,760	10,568
Land and construction	67,472	45,427	(4,330)	(14,450)	(9,716)	(20,174)	64,229	121,819	31,809
Multi-family	39,412	22,750	(8,017)	(7,837)	(5,929)	(2,617)	37,762	304,454	15,714
Retail/office	54,256	34,468	(367)	(20,553)	(17,309)	(16,678)	33,817	264,460	22,416
Other commercial real estate	31,488	19,508	(1,249)	(9,924)	(2,322)	(9,538)	27,963	220,312	15,214
Education	731	139	—	—	(108)	—	762	239,569	350
Other consumer	7,299	6,231	(2,896)	(305)	(955)	(1,750)	7,624	261,908	2,117

Total	$282,645	$156,153	$(23,567)	$(75,691)	$(46,999)	$(67,617)	$224,924	$1,963,423	$111,215

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $57.7 million during the year ended March 31, 2012. The loan categories with the largest decline in non-performing loans during fiscal 2012 were retail/office loans of $20.4 million, residential loans of $19.2 million and commercial and industrial loans of $10.0 million.

The interest income that would have been recorded during the year ended March 31, 2012 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $4.1 million.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows for the dates indicated:

	At March 31,	At March 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans — excluding troubled debt restructurings	$148,546	$265,383
Troubled debt restructurings — non-accrual(1)	76,378	17,262
Other real estate owned (OREO)	88,841	90,707

Total non-performing assets	$313,765	$373,352

Total non-performing loans to total gross loans(2)	10.28%	10.54%
Total non-performing assets to total assets	11.25	11.00
Allowance for loan losses to total gross loans(2)	5.08	5.60
Allowance for loan losses to total non-performing loans	49.45	53.11
Allowance for loan losses plus OREO valuation allowance to total non-performing assets	42.62	45.56

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.

(2)	Total gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The increase in loans considered troubled debt restructurings — non-accrual of $59.1 million to $76.4 million at March 31, 2012 from $17.3 million at March 31, 2011 is primarily the result of one significant troubled debt restructured loan relationship whose payment history required a move into non-accrual status. As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings — non-accrual balance may be returned to accrual status.

The following is a summary of non-performing asset activity for the year ended March 31, 2012:

	Total Non- Performing Loans(1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at April 1, 2011	$282,645	$90,707	$373,352
Additions	156,153	2,144	158,297
Transfers:
Nonaccrual to OREO	(75,691)	75,691	—
Returned to accrual status	(23,567)	—	(23,567)
Sales	—	(64,363)	(64,363)
Loan charge-offs/OREO losses on sale or net additional write-down	(67,617)	(15,338)	(82,955)
Payments	(46,999)	—	(46,999)

Balance at March 31, 2012	$224,924	$88,841	$313,765

(1)	Total non-performing loans exclude $23,629 and $24,641 of education loans that are 90 days and more past due but still accruing interest at April 1, 2011 and March 31, 2012, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were delinquent 30 days and over at the dates indicated (dollars in thousands).

	March 31,
	2012		2011		2010		2009		2008
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$18,332	0.84%	$46,244	1.72%	$53,105	1.54%	$64,862	1.58%	$66,617	1.52%
60 to 89 days	12,230	0.56	30,479	1.14	53,864	1.56	29,858	0.73	12,928	0.29
90 days and over	190,663	8.71	238,256	8.88	217,393	6.31	146,151	3.56	101,241	2.31

Total	$221,225	10.11%	$314,979	11.74%	$324,362	9.42%	$240,871	5.86%	$180,786	4.12%

Loans delinquent 30 to 89 days decreased $46.1 million to $30.6 million at March 31, 2012 from $76.7 million at March 31, 2011 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At March 31, 2012, the Corporation has identified $297.6 million of loans as impaired which includes $72.6 million of performing troubled debt restructurings. At March 31, 2011, impaired loans were $372.1 million including $89.4 million of performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

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

The following is additional information regarding impaired loans.

	At March 31,
	2012	2011
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required(1)	$173,596	$208,457
Without a specific reserve	123,976	163,605

Total impaired loans	297,572	372,062
Less:
Specific valuation allowance for impaired loans	(44,150)	(54,193)

Carrying amount of impaired loans	$253,422	$317,869

Average carrying amount of impaired loans(1)	$304,060	$414,924
Loans and troubled debt restructurings on non-accrual status	224,924	282,645
Troubled debt restructurings — accrual	72,648	89,417
Troubled debt restructurings — non-accrual(2)	76,378	17,262
Loans past due ninety days or more and still accruing(3)	30,697	23,629

(1)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balances and average carrying amounts totaling $24,641 and $25,520 at March 31, 2012 and $23,629 and $25,628 at March 31, 2011, respectively, that are not considered impaired based on a guarantee provided by government agencies.

(2)	Troubled debt restructurings — non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.

(3)	Includes the guaranteed portion of education loans of $24,641 and $23,629 at March 31, 2012 and 2011, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering a minimum of 97% of the outstanding balance.

	For the Year Ended March 31,
	2012	2011	2010
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$7,231	$9,818	$11,939

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

Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal six quarter loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments to the allowance. Management periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

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

Quantitative factors include:

•	loan volume and terms

•	delinquency and charge-off trends

•	collateral values

•	credit concentrations

•	external factors such as competition and legal and regulatory requirements,

•	portfolio size

Qualitative factors include:

•	lending policies, procedures and practices

•	national and local economic conditions

•	experience, ability and depth of lending management and other relevant staff

•	loan review system

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

During the quarter ending March 31, 2012, a new special mention loan category was created in response to a recommendation by bank examiners to expand the Corporation’s loan rating system to be more closely aligned with best practices for OCC regulated banks. The recast population of watch rated loans are now grouped with pass rated loans for purposes of calculating the general reserve component of the allowance for loan losses. The new special mention rated loans are treated like the watch loans had been in previous allowance for loan loss calculations in that an incremental risk factor value is added to the historical charge-off rate which is then applied to this group of loans. The impact of this change, on a pro forma basis assuming the watch rated loans at March 31, 2012 were included in the special mention category, would be an increase to the provision for loan losses of $1.3 million. In other words, the actual provision for credit losses for the quarter and year ending March 31, 2012 was lower by $1.3 million due to this change.

The following table presents the allowance for loan losses by component:

	At March 31,
	2012	2011
	(In thousands)
General component	$37,085	$44,940
Substandard loan component	29,980	50,989
Specific component	44,150	54,193

Total allowance for loan losses	$111,215	$150,122

The following table presents the unpaid principal balance of loans by risk category:

	At March 31,
	2012	2011
	(In thousands)
Pass	$1,624,889	$1,864,763
Watch	115,917	237,837
Special mention	56,762	—

Total pass, watch and special mention rated loans	1,797,568	2,102,600

Total substandard, excluding TDR accrual	93,207	208,184

TDR accrual	72,648	89,417
Non-accrual	224,924	282,645

Total impaired loans	297,572	372,062

Total unpaid principal balance	$2,188,347	$2,682,846

The following table presents credit risk metrics related to the allowance for loan losses:

	At March 31,
	2012	2011
	(Dollars in thousands)
General ALLL/pass, watch and special mention loans	2.1%	2.1%
Substandard ALLL/substandard, excluding TDR accrual	32.2%	24.5%
Specific ALLL/impaired loans	14.8%	14.6%
Loans 30 to 89 days past due	$30,562	$76,723

The ratio of the general allowance for loan losses to pass and watch rated loans has remained steady at 2.1% at March 31, 2012 and 2011 reflecting comparable charge-offs year-over-year and the slight adjustments to quantitative and qualitative factors discussed above. The ratios associated with substandard and impaired loans have both increased from March 31, 2011 to March 31, 2012 reflecting a continued weakness in collateral values associated with these higher risk credits.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance at beginning of year	$150,122	$179,644	$137,165	$38,285	$20,517
Purchase of S&C Bank	—	—	—	—	2,795
Charge-offs:
Single-family residential	(6,625)	(17,563)	(5,505)	(11,226)	(670)
Multi-family residential	(4,247)	(14,497)	(12,729)	(10,093)	(700)
Commercial real estate	(32,009)	(21,986)	(32,580)	(33,315)	(3,551)
Construction and land	(21,429)	(12,554)	(44,107)	(24,978)	—
Consumer	(3,259)	(3,302)	(4,322)	(2,310)	(862)
Commercial business	(14,993)	(18,984)	(23,040)	(27,002)	(2,130)

Total charge-offs	(82,562)	(88,886)	(122,283)	(108,924)	(7,913)

Recoveries:
Single-family residential	1,711	1,522	580	118	—
Multi-family residential	1,425	653	—	6	65
Commercial real estate	2,670	2,331	632	941	28
Construction and land	1,429	1,166	119	141	—
Consumer	693	299	46	73	48
Commercial business	1,840	3,068	1,459	806	194

Total recoveries	9,768	9,039	2,836	2,085	335

Net charge-offs	(72,794)	(79,847)	(119,447)	(106,839)	(7,578)

Provision	33,887	50,325	161,926	205,719	22,551

Allowance at end of year	$111,215	$150,122	$179,644	$137,165	$38,285

Net charge-offs to average loans held for sale and for investment	(3.14)%	(2.76)%	(3.30)%	(2.60)%	(0.18)%

Total loan charge-offs were $82.6 million and $88.9 million for the fiscal years ending March 31, 2012 and 2011, respectively. Total loan charge-offs for the years ended March 31, 2012 and 2011 decreased $6.3 million and $33.4 million respectively, from the prior fiscal years. Recoveries increased $729,000 during the fiscal year ended March 31, 2012. Recoveries increased $6.2 million from $2.8 million in fiscal 2010 to $9.0 million in fiscal 2011.

The provision for credit losses decreased $16.4 million to $33.9 million for the fiscal year ending March 31, 2012 compared to $50.3 million for the year ended March 31, 2011. The decrease in the provision for credit losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the decrease in non-accrual loans to total loans to 10.28% at March 31, 2012 from 10.54% at March 31, 2011 as well as an increase in total non-performing assets to 11.25% at March 31, 2012 from 11.00% at March 31, 2011 to be factors that warranted the decrease in provision for credit losses. Although these ratios have increased, these increases are primarily a result of a decrease in the loan portfolio and not an increase in the amount of non-performing loans. The aggregate balance of non-performing loans has decreased in the current fiscal year.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the March 31, 2012 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

The following table presents the allocation of the allowance for loan losses in the loan categories previously presented.

	As of March 31,
	2012	% of Loan Type to Total Loans	2011	% of Loan Type to Total Loans	2010	% of Loan Type to Total Loans	2009	% of Loan Type to Total Loans	2008	% of Loan Type to Total Loans
	(Dollars in thousands)
Single-family residential	$13,027	26.0%	$20,487	24.3%	$20,960	22.3%	$11,154	20.5%	$5,175	20.4%
Multi-family residential	15,714	19.4	22,358	18.6	26,471	17.9	19,202	16.1	2,736	15.8
Commercial real estate	37,629	21.8	61,837	24.1	75,379	24.5	50,218	24.9	13,493	24.8
Construction and land	31,810	7.9	22,251	8.4	23,908	9.9	30,526	13.0	7,522	16.1
Consumer	2,467	23.3	3,649	21.0	2,650	20.6	3,703	19.7	1,468	16.6
Commercial business	10,568	1.6	19,540	3.6	30,276	4.8	22,362	5.8	7,891	6.3

Total allowance for loan losses	$111,215	100.0%	$150,122	100.0%	$179,644	100.0%	$137,165	100.0%	$38,285	100.0%

The following table presents the associated allowance for loan losses as a percent of the total allowance for loan losses in the loan categories previously reported:

	As of March 31,
	2012	2011	2010	2009	2008
Single-family residential	11.7%	13.6%	11.7%	8.1%	13.5%
Multi-family residential	14.1	14.9	14.7	14.0	7.1
Commercial real estate	33.8	41.2	42.0	36.6	35.2
Construction and land	28.6	14.8	13.3	22.3	19.6
Consumer	2.2	2.4	1.5	2.7	3.8
Commercial business	9.5	13.0	16.9	16.3	20.6

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Other Real Estate Owned

Other real estate owned (OREO) decreased $1.9 million during the year ended March 31, 2012. Individual properties included in OREO at March 31, 2012 with a recorded balance in excess of $1 million are listed below:

		Carrying
Description	Location	Value
		(In thousands)
Condo units with additional land	Central Wisconsin	$5,726
Retail/office building	Central Wisconsin	2,567
Vacant land	Northeast Wisconsin	1,181
Multi-family and vacant land	Northwest Wisconsin	1,578
Vacant land	Northwest Wisconsin	1,190
Retail/office building	South Central Wisconsin	2,762
Commercial warehouse	South Central Wisconsin	2,730
Single family and vacant land	South Central Wisconsin	1,950
Commercial building	South Central Wisconsin	1,450
Vacant land	South Central Wisconsin	1,445
Retail/office building	South Central Wisconsin	1,076
Vacant land	Southeast Wisconsin	5,100
Vacant land	Southeast Wisconsin	2,100
Commercial building and vacant land	Southeast Wisconsin	1,581
Vacant land	Southeast Wisconsin	1,190
Office/warehouse building	Southeast Wisconsin	1,190
Vacant land	Southeast Wisconsin	1,162
Other properties individually less than $1 million		52,863

		$88,841

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the Corporation reviews the carrying values of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis including recent sales or broker opinion. For appraisals received over one year ago, management considers broker and market analysis to update the estimated fair value.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if the Corporation were unable to meet its funding requirements at a reasonable cost. The Corporation manages liquidity risk at the bank and holding company to help ensure that it can obtain cost-effective funding to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that originates from retail and corporate banking businesses. Other borrowed funds are available from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain an adequate liquidity position.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity and resultant failure to make a principal payment on March 2, 2009, the Corporation continued to be unable to meet its obligations under the credit agreement during the year ended March 31, 2012.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of March 31, 2012, the Corporation had outstanding borrowings from the FHLB of $357.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of March 31, 2012 was $715.8 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $514.2 million.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Securities Purchase Agreement provides for redemption of shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends. The Corporation has deferred the payment of dividends during each of the twelve quarters ended March 31, 2012 due to a lack of liquidity. As a result of such deferrals, on September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation.

As long as any Preferred Stock is outstanding, the Corporation may not pay dividends on its Common Stock, $.10 par value per share, and redeem or repurchase its Common Stock, unless all accrued and unpaid dividends for all past dividend periods on the Preferred Stock are fully paid. The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the Treasury a warrant (the “Warrant”) to purchase up to 7,399,103 shares of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16.5 million. The term of the Warrant is ten years. Issuance of the Warrant was subject to the receipt by the Corporation of shareholder approval which was received at the 2009 annual meeting of shareholders. The Warrant provides for the adjustment of the exercise price should the Corporation not have received shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The terms of the Treasury’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and Warrant in the Bank as Tier 1 capital.

Loan Commitments

At March 31, 2012, the Bank had outstanding commitments to originate loans of $15.0 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $171.2 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2012 amounted to $758.8 million. Scheduled maturities of borrowings during the same period totaled $12.3 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $20.4 million at March 31, 2012 related to approximately $394.0 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2012, the Bank had $2.1 million of brokered deposits. At March 31, 2012, the Bank was under a Cease and Desist Order with the OCC which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

In January 2012, the Bank exchanged four of its Federal Home Loan Bank advances totaling $150.0 million for an equal number and principal amount of advances with extended maturity dates and different interest rate terms to reduce interest rate risk and lower the current cost of funds. The advances exchanged carried fixed rates of interest ranging from 2.53% to 3.25% and maturity dates from January through March 2013. The new advances all mature in January 2015 and require monthly interest payments based on 3 month LIBOR plus a spread ranging from 0.98% to 1.15%. Prepayment fees due upon exchange of the instruments totaling $4.3 million were embedded in the spread over LIBOR on the new advances. No gain or loss was recorded for these transactions as the criteria in Accounting Standards Codification 470-50, “Debt — Modifications and Extinguishments” requiring accounting as an extinguishment of debt were not met.

Under federal law and regulation, the Bank is required to meet tier 1 leverage, tier 1 risk-based and total risk-based capital requirements. Tier 1 capital primarily consists of stockholders’ equity minus certain intangible assets and unrealized gains/losses on available-for-sale securities. Total risk-based capital primarily consists of tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

The Cease and Desist Orders also required that by no later than December 31, 2009, the Bank meet and maintain both a tier 1 leverage (core) ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices.

At March 31, 2012, the Bank had a tier 1 leverage ratio of 4.51% and a total risk-based capital ratio of 8.42%, each below the required capital ratios set forth above. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.

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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by its federal regulators to be considered well capitalized at March 31, 2012 and 2011 under standard PCA guidelines:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2012
Tier 1 leverage (core)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%
Total risk-based capital	149,141	8.42	141,701	8.00	177,126	10.00	212,551	12.00
At March 31, 2011
Tier 1 core capital
(to adjusted tangible assets)	$145,807	4.26%	$136,892	4.00%	$205,338	6.00%	$273,784	8.00%
Total risk-based capital
(to risk-weighted assets)	174,453	8.04	173,616	8.00	217,020	10.00	260,424	12.00

Although very similar, capital levels and ratios at March 31, 2012 were determined following OCC guidelines, and at March 31, 2011 based on OTS rules.

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at March 31, 2012 and 2011:

	March 31,
	2012	2011
	(In thousands)
Stockholders’ equity of the Bank	$128,071	$126,916
Less: Disallowed servicing assets	(2,045)	(1,061)
Accumulated other comprehensive (income) loss	(132)	19,952

Tier 1 capital	125,894	145,807
Plus: Allowable general valuation allowances	23,247	28,646

Total risk-based capital	$149,141	$174,453

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock, and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of excess liquidity at the Bank. At March 31, 2012, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $2.6 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $157.3 million in outstanding debt, interest and fees that our lender could accelerate and demand payment for upon the expiration of Amendment No. 8 to the Amended and Restated Credit Agreement on November 30, 2012, and $128.8 million of Series B Preferred Stock and dividends and interest payable to the U.S. Treasury.

Credit Agreement

On November 29, 2011, the Corporation entered into Amendment No. 8 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Corporation owes $116.3 million of principal to various lenders led by U.S. Bank under the Credit Agreement.

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing on the Loan is due on the earlier of (i) the date the Loans are paid in full or (ii) November 30, 2012. At March 31, 2012, the Corporation had accrued interest payable related to the Credit Agreement of $35.8 million and an accrued amendment fee of $5.2 million.

The Amendment requires the Bank to maintain the following financial covenants:

•	A Tier 1 leverage ratio of not less than 3.70% at all times.

•	A total risk based capital ratio of not less than 7.50% at all times.

•	The ratio of non-performing loans to gross loans shall not exceed 15.00% at any time.

The total outstanding principal balance under the Credit Agreement as of March 31, 2012 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or November 30, 2012. For additional information about the Credit Agreement, see Part II, Item 1A — Risk Factors — Risks Related to Our Credit Agreement.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on November 30, 2011. Under the terms of the amended Credit Agreement, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Contractual Obligations and Commitments

At March 31, 2012, on a consolidated basis the Corporation had outstanding commitments to originate $15.0 million of loans and commitments to extend credit to or on behalf of customers pursuant to lines and letters of credit of $171.2 million. See Note 16 to the Consolidated Financial Statements included in Item 8. Commitments to extend credit typically have a term of less than one year. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2012:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
FHLB advances	$357,500	$10,000	$161,500	$—	$186,000
Short term line of credit	116,300	116,300	—	—	—
Repurchase agreements	2,303	2,303	—	—	—

Total other borrowed funds	476,103	128,603	161,500	—	186,000
Certificates of deposit	969,907	758,831	168,578	42,498	—
Other deposits	1,295,008	1,295,008	—	—	—
Operating lease obligations	14,592	1,595	2,993	2,429	7,575

Total contractual obligations	$2,755,610	$2,184,037	$333,071	$44,927	$193,575

In May 2009, the Corporation began deferring payments of dividends on its preferred stock. The dividends on the preferred stock are recorded only when declared. At March 31, 2012, the cumulative amount of dividends in arrears not declared, along with accrued interest at 5% per annum on the unpaid dividends was $18.8 million.

At March 31, 2012, the Bank’s capital was below all capital requirements of the OCC as mandated by the Order to Cease and Desist. See Note 12 to the Consolidated Financial Statements included in Item 8.

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

The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OCC prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. Further, the Corporation’s board was required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OCC its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of March 31, 2012.

The Bank Order requires that the Bank notify, or in certain cases receive the permission of, the OCC prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business.

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

At March 31, 2012 and 2011, the Bank had a tier 1 leverage (core) capital ratio of 4.51% and 4.26% and a total risk-based capital ratio of 8.42% and 8.04%, respectively, each below the required capital ratios set forth above. Without a waiver by the OCC or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

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

Asset and Liability Management.    The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of March 31, 2012 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

The Corporation performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The tables below present the Corporation’s projected changes in net interest income for the various rate shock levels at March 31, 2012 and March 31, 2011, respectively. As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2012 and 2011 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
March 31, 2012	13.2%	6.4%
March 31, 2011	8.8%	5.0%

As shown above, at March 31, 2012, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 13.2%. Overall net interest income sensitivity remains within the Corporation’s and recommended regulatory guidelines.

The changes in the Corporation’s net interest income sensitivity were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2012 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Corporation’s assets and liabilities as of March 31, 2012, and provides the expected repricing dates of the Corporation’s interest-earning assets and interest-bearing liabilities as of that date, as well as the Corporation’s interest rate sensitivity gap percentages for the periods presented.

	Interest Rate Sensitivity for the periods ended
	03/31/13	03/31/14	03/31/15	03/31/16	03/31/17	Thereafter	Total(4)	Fair Value 03/31/12
	(Dollars in thousands)
Rate sensitive assets:
Mortgage loans — Fixed(1)	$804,006	$128,616	$44,566	$25,016	$18,306	$50,996	943,242	$926,467
Average interest rate	5.63%	5.62%	5.37%	5.30%	5.28%	5.17%	5.58%
Mortgage loans — Variable(1)	608,160	82,185	8,295	1,122	225	32	616,224	595,173
Average interest rate	4.63%	4.96%	4.75%	4.78%	4.46%	4.42%	4.67%
Consumer loans(1)	199,336	58,500	42,411	34,784	31,123	144,346	449,391	438,880
Average interest rate	5.48%	5.14%	4.74%	4.53%	4.40%	4.27%	4.91%
Commercial business loans(1)	41,990	8,159	1,783	1,011	857	2,035	49,151	47,758
Average interest rate	6.11%	6.22%	5.37%	5.28%	4.55%	2.82%	5.95%
Investment securities(2)	261,077	37,046	27,511	21,506	19,398	102,968	469,506	469,506
Average interest rate	0.92%	2.83%	2.79%	2.83%	3.21%	2.06%	1.61%
Total rate sensitive loans(3)	1,653,492	277,460	97,055	61,933	50,511	197,409	2,058,008	2,008,278
Total rate sensitive assets	1,914,569	314,506	124,566	83,439	69,909	300,377	2,527,514	2,477,783
Rate sensitive liabilities:
Transaction accounts(4)	193,847	175,464	149,980	128,605	108,484	532,496	1,288,875	1,252,928
Average interest rate	0.15%	0.16%	0.16%	0.16%	0.16%	0.13%	0.15%
Time deposits(4)	758,831	148,797	19,781	10,739	31,758	0	969,907	973,629
Average interest rate	1.24%	1.37%	1.85%	1.92%	1.63%	0.00%	1.29%
Borrowings	278,603	11,500	0	0	0	186,000	476,103	502,846
Average interest rate	7.30%	1.96%	0.00%	0.00%	0.00%	3.25%	5.59%
Total rate sensitive liabilities	1,231,281	335,761	169,761	139,344	140,242	718,496	2,734,885	2,729,403
Interest sensitivity gap	$683,288	$(21,255)	$(45,195)	$(55,905)	$(70,333)	$(418,119)	$(207,371)

Cumulative interest sensitivity gap	$683,288	$662,033	$616,838	$560,933	$490,600	$72,481

Cumulative interest sensitivity gap as a percent of total assets	24.50%	23.73%	22.11%	20.11%	17.59%	2.60%

(1)	Loan Balances for the periods are shown before adjustments for non-interest bearing items totaling $279.9 million.

(2)	Includes $242.1 million of securities available for sale, $191.4 million of interest bearing deposits, $35.8 million of FHLB Stock and held $20 thousand of securities to maturity spread throughout the periods.

(3)	Loan Total and Fair Value amounts are shown net of respective amounts of $279.9 million and $353.7 million in deferred fees and loss reserves.

(4)	Does not include $6.1 million of net escrow accounts because they are non-rate sensitive.

Projected decay rates for non-maturity deposits are selected by management from external sources combined with internal deposit behavior analysis.

The chart above shows the Corporation was asset sensitive or had a positive Gap of 24.5% in Year 1, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of the Corporation’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing off of different indices.

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

[This page intentionally left blank]

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and due from banks	$51,584	$34,596
Interest-bearing deposits	191,396	72,419

Cash and cash equivalents	242,980	107,015
Investment securities available for sale	242,299	523,289
Investment securities held to maturity (fair value of $20 and $28, respectively)	20	27
Loans
Held for sale	39,332	7,538
Held for investment, less allowance for loan losses of $111,215 at March 31, 2012 and $150,122 at March 31, 2011	2,058,008	2,520,367
Other real estate owned, net	88,841	90,707
Real estate held for development and sale	457	717
Premises and equipment, net	25,453	29,127
Federal Home Loan Bank stock — at cost	35,792	54,829
Mortgage servicing rights, net	22,156	24,961
Accrued interest receivable	12,075	16,353
Other assets	22,039	19,895

Total assets	$2,789,452	$3,394,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Deposits
Non-interest bearing	$264,751	$240,671
Interest bearing	2,000,164	2,458,762

Total deposits	2,264,915	2,699,433
Other borrowed funds	476,103	659,005
Accrued interest and fees payable	43,320	28,319
Accrued taxes, insurance and employee related expenses	6,385	6,609
Other liabilities	28,279	14,630

Total liabilities	2,819,002	3,407,996

Commitments and contingent liabilities (Note 16)
Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $18,785 at March 31, 2012 and $12,507 at March 31, 2011	96,421	89,008
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,247,725 shares outstanding	2,536	2,536
Additional paid-in capital	110,402	111,513
Retained deficit	(147,513)	(103,362)
Accumulated other comprehensive income (loss) related to AFS securities	3,628	(16,397)
Accumulated other comprehensive loss related to OTTI securities — non credit factors	(3,496)	(3,555)

Total accumulated other comprehensive income (loss)	132	(19,952)
Treasury stock (4,115,614 shares at March 31, 2012 and March 31, 2011), at cost	(90,259)	(90,534)
Deferred compensation obligation	(1,269)	(2,380)

Total stockholders’ deficit	(29,550)	(13,171)

Total liabilities and stockholders’ deficit	$2,789,452	$3,394,825

See accompanying Notes to Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest income
Loans	$116,929	$150,692	$195,594
Investment securities and Federal Home Loan Bank stock	9,738	15,251	20,443
Interest-bearing deposits	584	520	1,045

Total interest income	127,251	166,463	217,082
Interest expense
Deposits	24,963	48,626	87,251
Other borrowed funds	30,366	32,757	44,872

Total interest expense	55,329	81,383	132,123

Net interest income	71,922	85,080	84,959
Provision for credit losses	33,578	51,198	161,926

Net interest income (loss) after provision for credit losses	38,344	33,882	(76,967)
Non-interest income
Impairment on new OTTI securities	(10)	(8)	(2,337)
Non-credit related impairment on new OTTI securities recognized in other comprehensive income	—	—	2,100
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(558)	(432)	(847)

Net impairment losses recognized in earnings	(568)	(440)	(1,084)
Loan servicing income (loss), net of amortization	(832)	1,592	2,570
Credit enhancement income on mortgage loans sold	71	648	1,259
Service charges on deposits	11,339	12,317	15,433
Investment and insurance commissions	3,808	3,448	3,451
Net gain on sale of loans	17,591	17,764	18,584
Net gain on sale of investment securities	6,579	8,661	11,095
Net gain on sale of OREO	6,118	3,640	632
Net gain on sale of branches	—	7,350	—
Other revenue from real estate partnership operations	222	92	1,684
Other	5,028	4,431	3,761

Total non-interest income	49,356	59,503	57,385

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss — (Continued)

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$41,741	$42,002	$53,042
Occupancy	7,946	8,541	10,256
Furniture and equipment	5,989	6,559	7,950
Federal deposit insurance premiums	7,189	11,402	18,630
Data processing	6,259	6,540	7,178
Marketing	1,461	1,479	2,282
Expenses from real estate partnership operations	881	662	4,959
OREO expense, net	28,777	31,165	26,082
Foreclosure cost advance impairment	—	—	4,677
Mortgage servicing rights impairment (recovery)	2,410	(97)	(1,905)
Legal services	4,892	7,978	5,137
Other professional fees	3,669	5,294	4,995
Other	13,214	12,874	15,549

Total non-interest expense	124,428	134,399	158,832

Loss before income taxes	(36,728)	(41,014)	(178,414)
Income tax expense (benefit)	10	164	(1,500)

Net loss	(36,738)	(41,178)	(176,914)
Preferred stock dividends in arrears	(6,278)	(5,934)	(5,648)
Preferred stock discount accretion	(7,413)	(7,412)	(7,411)

Net loss available to common equity	$(50,429)	$(54,524)	$(189,973)

Net loss	$(36,738)	$(41,178)	$(176,914)
Reclassification adjustment for realized net gains recognized in income	(6,579)	(8,661)	(11,095)
Non-credit related other-than-temporary impairments	—	—	(2,100)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	194	432	847
Reclassification adjustment for realized credit losses recognized in income	364	—	—
Change in net unrealized gains (losses) on available-for-sale securities	26,105	(6,324)	13,286

Comprehensive loss	$(16,654)	$(55,731)	$(175,976)

Loss per common share:
Basic	$(2.37)	$(2.57)	$(8.97)
Diluted	(2.37)	(2.57)	(8.97)
Dividends declared per common share	—	—	—

See accompanying Notes to Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Non- Controlling Interest	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at April 1, 2009	$411	$74,185	$2,536	$114,807	$132,803	$(94,744)	$(5,480)	$(6,337)	$218,181
Net loss	—	—	—	—	(176,914)	—	—	—	(176,914)
Non-credit related unrealized other-than-temporary impairments recognized in income:
Available-for-sale securities	—	—	—	—	—	—	—	(2,100)	(2,100)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	—	(11,095)	(11,095)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	—	—	—	—	—	—	—	847	847
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	13,286	13,286
Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Issuance of restricted stock for executive compensation and retirement plans	—	—	—	—	(3,275)	3,390	—	—	115
Vesting of restricted stock	—	—	—	—	—	499	—	—	499
Cancellation of unvested restricted stock	—	—	—	—	120	(120)	—	—	—
Tax benefit from stock-based compensation	—	—	—	(194)	—	—	—	—	(194)
Change in stock-based deferred compensation obligation	—	—	—	49	—	—	(49)	—	—
Accretion of preferred stock discount	—	7,411	—	—	(7,411)	—	—	—	—

Balance at March 31, 2010	$—	$81,596	$2,536	$114,662	$(54,677)	$(90,975)	$(5,529)	$(5,399)	$42,214

Net loss	—	—	—	—	(41,178)	—	—	—	(41,178)
Non-credit related unrealized other-than-temporary impairments recognized in income:
Available-for-sale securities	—	—	—	—	—	—	—	—	—
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	—	(8,661)	(8,661)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	—	—	—	—	—	—	—	432	432
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	(6,324)	(6,324)
Issuance of restricted stock for executive compensation and retirement plans	—	—	—	—	(164)	162	—	—	(2)
Vesting of restricted stock	—	—	—	—	—	348	—	—	348
Cancellation of unvested restricted stock	—	—	—	—	69	(69)	—	—	—
Change in stock-based deferred compensation obligation	—	—	—	(3,149)	—	—	3,149	—	—
Accretion of preferred stock discount	—	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2011	$—	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) — (Continued)

	Non- Controlling Interest	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)
Balance at April 1, 2011	$—	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)
Net loss	—	—	—	—	(36,738)	—	—	—	(36,738)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	—	(6,579)	(6,579)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	—	—	—	—	—	—	—	194	194
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	—	364	364
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	26,105	26,105
Vesting of restricted stock	—	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	—	(1,111)	—	—	1,111	—	—
Accretion of preferred stock discount	—	7,413	—	—	(7,413)	—	—	—	—

Balance at March 31, 2012	$—	$96,421	$2,536	$110,402	$(147,513)	$(90,259)	$(1,269)	$132	$(29,550)

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net loss	$(36,738)	$(41,178)	$(176,914)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for credit losses	33,578	51,198	161,926
Provision for OREO losses	15,338	15,125	19,775
Depreciation and amortization	3,451	4,104	4,951
Amortization and accretion of investment securities premium/discount, net	1,083	2,814	2,980
Real estate held for development and sale impairment	87	—	—
Mortgage servicing rights impairment (recovery)	2,410	(97)	(1,905)
Foreclosure cost advance impairment	—	—	4,677
Decrease in non-controlling interest in real estate partnerships	—	—	(411)
Cash paid to originate loans held for sale	(961,947)	(804,538)	(1,518,569)
Cash received on sale of loans held for sale	947,744	834,248	1,133,344
Net gain on sales of loans	(17,591)	(17,764)	(18,584)
Net gain on sale of investment securities	(6,579)	(8,661)	(11,095)
Net gain on sale of OREO	(6,118)	(3,640)	(632)
Net gain on sale of branches	—	(7,350)	—
Net loss on disposal of premises and equipment	720	—	—
Net impairment losses recognized in earnings	568	440	1,084
Deferred income taxes	—	—	16,202
Stock-based compensation expense	256	310	503
Decrease in accrued interest receivable	4,278	3,805	5,217
(Increase) decrease prepaid expense and other assets	(1,749)	26,103	15,350
Increase (decrease) in accrued interest and fees payable	15,001	8,198	(5,473)
Increase (decrease) in other liabilities	13,444	872	(20,233)

Net cash provided (used) by operating activities	7,236	63,989	(387,807)
Investing Activities
Proceeds from sale of investment securities	338,224	385,924	468,020
Proceeds from maturity of investment securities	—	69,526	50,936
Purchase of investment securities	(71,441)	(631,640)	(497,659)
Principal collected on investment securities	39,226	59,971	104,343
FHLB stock redemption	19,037	—	—
Net decrease in loans held for investment	352,039	483,152	942,743
Purchases of premises and equipment	(1,590)	(1,394)	(2,180)
Proceeds from sale of premises and equipment	—	1,633	468
Capitalized improvements of OREO	—	(946)	—
Proceeds from sale of foreclosed properties	70,481	42,359	39,073
Sale of real estate held for development and sale	173	587	14,654
Branch sale — Royal Credit Union net of cash and cash equivalents	—	(99,897)	—
Branch sale — Nicolet net of cash and cash equivalents	—	(80,256)	—

Net cash provided by investing activities	746,149	229,019	1,120,398
Financing Activities
Net decrease in deposits	(434,612)	(562,660)	(364,783)
Increase (decrease) in advance payments by borrowers for taxes and insurance	94	(545)	(809)
Proceeds from borrowed funds	1,656,057	2,275,515	56,357
Repayment of borrowed funds	(1,838,959)	(2,410,465)	(345,020)

Net cash used in financing activities	(617,420)	(698,155)	(654,255)

Net increase (decrease) in cash and cash equivalents	135,965	(405,147)	78,336
Cash and cash equivalents at beginning of year	107,015	512,162	433,826

Cash and cash equivalents at end of year	$242,980	$107,015	$512,162

Supplementary cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$40,328	$73,619	$133,489
Income taxes	10	(17,732)	(29,376)
Non-cash investing and financing transactions:
Transfer of loans to foreclosed properties	76,742	88,169	59,601
Transfer of fixed asset to foreclosed properties	1,093	—	1,488
Securitization of mortgage loans held for sale to mortgage-backed securities	—	—	48,878

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Business.    Anchor BanCorp Wisconsin Inc. (the “Corporation”) is a Wisconsin corporation incorporated in 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, fsb (the “Bank”), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), which historically invested in real estate held for development and sale. During 2010, IDI sold substantially all of its assets and its investment activities have been significantly curtailed.

Basis of Financial Statement Presentation.    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has one subsidiary at March 31, 2012: ADPC Corporation. Significant intercompany accounts and transactions have been eliminated.

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

Going Concern.    The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant operating losses in fiscal 2009, 2010, 2011 and 2012, significant levels of criticized assets at the Bank and negative equity raise substantial doubt about the Corporation’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Corporation is unable to continue as a going concern. See Note 2 “Significant Risks and Uncertainties” for further discussion.

Cash and Cash Equivalents.    The Corporation considers interest-bearing deposits that have an original maturity of three months or less to be cash equivalents.

Investment Securities Held-to-Maturity and Available-For-Sale.    Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost as adjusted for the amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the three years ended March 31, 2012.

Discounts and premiums on investment securities are accreted and amortized into interest income in a manner that approximates the effective yield method over the estimated remaining life of the assets.

Realized gains and losses are included in net gain (loss) on sale of investment securities in the consolidated statements of operations as a component of non-interest income. The cost of securities sold is based on the specific identification method. When the Corporation sells held-to-maturity securities, it is in accordance with accounting standards as the securities have substantially matured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost basis that are deemed to be other-than-temporary are reflected as impairment losses. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its amortized cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the purchase yield or current accounting yield and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of operations as an other-than-temporary impairment on securities and is a reduction in the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

Loans Held for Sale.    Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on a loan-by-loan basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

Interest Rate Lock Commitments for Mortgage Loans Held for Sale.    Interest rate lock commitments for mortgage loans originated for sale meet the definition of derivatives. These instruments are carried at fair value and included in other assets and other liabilities in the consolidated balance sheets.

Mortgage Servicing Rights.    Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring fair value and impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the amortized cost of the capitalized mortgage servicing rights on a strata-by-strata basis exceed their fair value.

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

Loans Held for Investment.    Loans held for investment are stated at the amount of the unpaid principal, reduced by unearned net loan fees and an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when they become 90 days past due or, when in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Past due status is based on contractual terms of the loan. Factors that management considers when assessing that principal and interest will not be collected in full include early stage delinquencies and financial difficulties of the borrower. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are generally credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. In cases in which the net carrying value of the loan is deemed to be fully collectible, payments received may be recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans held for investment can be summarized into four different segments: residential loans, commercial and industrial loans, commercial real estate loans and consumer loans.

Residential Loans

Residential loans, substantially all of which are 1-to-4 family dwellings, are generally smaller in size and considered homogeneous as they exhibit similar product and risk characteristics. Loans in this category are placed on non-accrual status when they become 90 days past due and remain on non-accrual status until sufficient payments are received to bring the loan to current status. Residential loans are charged off at the time of either an approved short sale and funds are received; information is received indicating an insufficient value and the borrower has not made a payment in six months; or a foreclosure sale is complete and the loan is being moved to other real estate owned.

Commercial and Industrial Loans

Commercial and industrial loans are loans for commercial, corporate and business purposes, including issuing letters of credit. The Corporation’s commercial business loan portfolio is comprised of loans for a variety of purposes and are generally secured by equipment, machinery and other business assets. Commercial business loans typically have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial and industrial loans are charged off when available information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

Commercial Real Estate Loans

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including hotels and nursing homes. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial real estate loans are charged off when available information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

Consumer Loans

Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include second mortgage and home equity loans, education loans, vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Loans in this category are placed on non-accrual status when they become 90 days past due and remain on non-accrual status until sufficient payments are received to bring the loan to current status. Consumer loans are charged off when a recent valuation shows no surplus for the Corporation, upon repossession or sale of the collateral and deficiency is realized, or upon reaching 150 days past due if unsecured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Fees and Discounts.    Certain loan origination, commitment and other loan fees and associated direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. The Corporation primarily amortizes these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.

Allowance for Loan Losses.    The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to net interest income based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgments of collectability using information available to them at the time of their examination.

The allowance for loan losses consists of general and specific components. In determining the general allowance, the Corporation has defined the following segments within its loan portfolio: residential, commercial and industrial, commercial real estate and consumer. The Corporation has disaggregated those segments into the following classes based on risk characteristics: residential, commercial and industrial, land and construction, multi-family, retail/office and other commercial real estate within the commercial real estate segment and education and other consumer within the consumer segment. This allows management to identify trends in borrower behavior and loss severity. A historical loss factor is computed for each class of loan and used as the major determinate of the general allowance for loan losses. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Management reviews each class’ historical losses by quarter for any trends that indicate the most representative look back period. The Corporation currently uses a six quarter historical loss look-back period.

Management adjusts historical loss factors based on the following qualitative factors: changes in lending policies, procedures and practices; economic and industry trends and conditions; trends in terms and the volume of loans; experience, ability and depth of lending management; level of and trends in past dues and delinquent loans; changes in the quality of the loan review system; changes in the value of the underlying collateral for collateral dependent loans; changes in credit concentrations, other external factors such as legal and regulatory requirements; and changes in size of the portfolio. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor based on changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor as necessary, to a factor believed to be appropriate for the probable and inherent risk of loss in the portfolio.

Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include non-accrual and performing troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Corporation would normally accept. The fair value of impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are generally credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

Reserve for Unfunded Commitments.    A reserve for unfunded commitments is determined by applying the general reserve loss factor used in the determination of the allowance for loan losses of the associated loan class to unfunded commitments of each class of performing loans. A provision for unfunded commitments is charged to the provision for credit losses based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheet.

Other Real Estate Owned.    Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. If the fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to non-interest expense.

Real Estate Held for Development and Sale.    Real estate held for development and sale includes investments in land and partnerships that hold land or other property. These investments are carried at estimated fair value.

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

Premises and Equipment.    Premises and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the estimated useful lives (3 years to 39 years) of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income. The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives (3 years to 39 years) of the assets. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

Federal Home Loan Bank Stock.    The Bank is a member of the Federal Home Loan Bank (FHLB) system. As a result of membership in the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. FHLB stock is capital stock that is bought from and sold to the FHLB at $100 par. The stock is not transferable and cannot be used as collateral.

The investment in the stock of the FHLB Chicago is considered a long term investment. Accordingly, when evaluating for impairment, the value of the FHLB stock is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that reflects factors such as its operating performance, the severity and duration of the declines in the market value of its net assets relative to its capital levels, its commitment to make payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position. Although the FHLB Chicago

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suspended dividends in 2007, the FHLB Chicago continues issuing new capital stock at par value, reported earnings in 2010, 2011 and the first quarter of 2012, and reported that it is in compliance with regulatory capital requirements. FHLB restored paying a dividend in February 2011 and repurchased $19.0 million par value of stock from the Bank in February 2012. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at March 31, 2012.

Deferred Stock Issuance Cost.    Stock issuance cost includes incremental direct costs incurred with third parties that are directly attributable to equity financing transactions. Those costs include legal and accounting fees and underwriters’ fees and expenses. Since certain of those costs are incurred in advance of receiving the proceeds from a planned equity financing transaction, they are deferred pending completion of the offering.

As further discussed in Note 2 in August 2010, the OTS granted conditional approval of the Bank’s Capital Restoration Plan which included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. In connection with obtaining capital from an outside source, the Corporation is pursuing an equity offering in the form of the proposed issuance of additional common stock and a new class of preferred stock. At March 31, 2012, approximately $3.3 million of direct, incremental costs incurred have been capitalized and included in other assets in the consolidated balance sheet.

Income Taxes.    The Corporation’s deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities and associated valuation allowance. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. An intercompany settlement of taxes paid is determined based on tax sharing agreements which generally provide for allocation of taxes to each entity on a separate return basis.

The Corporation is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Accounting guidance related to uncertainty in income taxes provides a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Corporation must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. Generally Accepted Accounting Principles. The Corporation recognizes interest and penalties related to uncertain tax positions in other non-interest expense.

Earnings Per Share.    Basic earnings per share (“EPS”) is computed by dividing net income available to common equity of Anchor Bancorp by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income available to common equity holders by the weighted average number of common shares outstanding plus all potentially dilutive common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The Corporation’s common stock equivalents represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss).    Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not reported as net income (loss). As such, the Corporation includes unrealized gains or losses on securities available for sale in other comprehensive income (loss).

Deferred Compensation Obligations.    Deferred compensation obligations are the cost of stock associated with selected employee benefit plans. Such plans include a deferred compensation agreement with a previous executive established in 1986 and an Excess Benefit Plan to provide deferred compensation to certain members of management. No contributions were made to these plans during the years ended March 31, 2012 and 2011. Contributions for the year ended March 31, 2010 were $5,600.

The cost basis of undistributed shares related to the deferred compensation obligations are recorded in a separate category of stockholders’ deficit titled accordingly and the liability is included in additional paid in capital in stockholders’ deficit in the consolidated balance sheets. See Note 13 for further discussion of the plans.

Stock-Based Compensation Plan.    The Corporation periodically grants stock-based compensation to employees and directors under various plans discussed in Note 13. The grants are generally in the forms of restricted stock and stock options. Compensation expense recognized related to stock-based compensation was $256,000, $310,000 and $503,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

New Accounting Pronouncements.

ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. These disclosures are provided in Note 5.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”    In May 2011, the FASB issued ASU No. 2011-04. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the Corporation’s financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income.”    In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity (deficit) but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 were effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required and early adoption permitted. The Corporation adopted ASU No. 2011-05 as of September 30, 2011. The adoption resulted in presentation changes to the Corporation’s statements of operations with the addition of a statement of comprehensive loss. The adoption of ASU No. 2011-05 had no material impact on the Corporation’s financial statements.

Reclassifications.    Certain 2011 and 2010 accounts have been reclassified to conform to the 2012 presentations. There was no impact on earnings or stockholders’ equity (deficit) as a result of the reclassifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Bank Order requires the Bank to notify, or in certain cases obtain the permission of, the OCC prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business. The Bank also developed and submitted within the prescribed time periods, a written capital restoration plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to regularly review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

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

At March 31, 2012, the Bank had a tier 1 leverage ratio of 4.51%, a tier 1 risk-based ratio of 7.11% and a total risk-based capital ratio of 8.42%, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the limits set by the FDIC.

As referenced above, on July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the OCC, and the Federal Reserve became the primary regulator for the Corporation. The Federal Reserve and the OCC are now responsible for the administration of the Cease and Desist Order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Orders. The Corporation and the Bank consult with the Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in fiscal 2009, 2010, 2011 and 2012, significant levels of criticized assets at the Bank and negative equity raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

As discussed in greater detail in the previous section, the Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted this plan. The OCC and Federal Reserve now have oversight authority of this plan.

Further, the Corporation entered into an amendment dated November 29, 2011 (“Amendment No. 8”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 13, in which existing interest rate remained the same and the financial covenants related to capital ratios and non-performing loans were moderately relaxed. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of March 31, 2012, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce the outstanding borrowings to zero. There can be no assurance that the Corporation will be able to raise sufficient capital or have sufficient cash on hand to reduce the outstanding borrowings to zero by November 30, 2012, which may, if unable to secure an extension at that time, limit the Corporation’s ability to fund ongoing operations.

Credit Risks

While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and non-accrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $36.7 million for the fiscal year ended March 31, 2012. Stockholders’ equity decreased from a deficit of $13.2 million or (0.39)% of total assets at March 31, 2011 to a deficit of $29.6 million or (1.06)% of total assets at March 31, 2012. At March 31, 2012, the Bank’s risk-based capital is considered adequately capitalized for regulatory purposes. Under OCC requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital levels for a bank. The provision for credit losses was $33.6 million for the year ended March 31, 2012, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Restrictions on Cash and Due From Bank Accounts

AnchorBank fsb (Bank) is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The average amount of reserve balances for the years ended March 31, 2012 and 2011 was approximately $18.2 million and $24.1 million, respectively although at March 31, 2012 the Bank met the required reserves with cash balances in the branch system.

The Bank is required to maintain an account with its official check service provider equal to one day’s average remittance. The balance in this restricted account was $4.5 million at both March 31, 2012 and 2011.

Investment Directions Inc. (IDI), a subsidiary of the Corporation, has a security interest in an interest reserve escrow account in conjunction with a lending arrangement resulting from the sale in 2009 of its investment in a real estate development company. At March 31, 2012 and 2011, the interest reserve escrow was $228,000 and $282,000, respectively.

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Corporation has not experienced any losses in such accounts.

Note 4 — Investment Securities

The amortized cost and fair values of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)
At March 31, 2012
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,556	$—	$(25)	$3,531
Corporate stock and bonds	652	50	(41)	661
Non-agency CMOs(1)	25,067	163	(3,638)	21,592
Government sponsored agency mortgage-backed securities(1)	3,944	251	—	4,195
GNMA mortgage-backed securities(1)	208,948	3,597	(225)	212,320

	$242,167	$4,061	$(3,929)	$242,299

Held-to-maturity:
Government sponsored agency mortgage-backed securities(1)	$20	$—	$—	$20

(1)	Primarily collateralized by residential mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)
At March 31, 2011
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,037	$89	$—	$4,126
Corporate stock and bonds	1,151	87	(19)	1,219
Non-agency CMOs(1)	49,921	371	(3,655)	46,637
Government sponsored agency mortgage-backed securities(1)	6,473	298	(24)	6,747
GNMA mortgage-backed securities(1)	481,659	1,158	(18,257)	464,560

	$543,241	$2,003	$(21,955)	$523,289

Held-to-maturity:
Government sponsored agency mortgage-backed securities(1)	$27	$1	$—	$28

(1)	Primarily collateralized by residential mortgages.

The table below presents the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2012 and 2011.

	At March 31, 2012
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(In thousands)
U.S. government sponsored and federal agency obligations	$3,531	$(25)	$—	$—	$3,531	$(25)
Corporate stock and bonds	111	(41)	—	—	111	(41)
Non-agency CMOs	77	—	18,109	(3,638)	18,186	(3,638)
GNMA mortgage-backed securities	37,631	(225)	—	—	37,631	(225)

	$41,350	$(291)	$18,109	$(3,638)	$59,459	$(3,929)

	At March 31, 2011
	Unrealized Loss Position Less than 12 Months		Unrealized Loss Position 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(In thousands)
Corporate stock and bonds	$—	$—	$68	$(19)	$68	$(19)
Non-agency CMOs	4,020	(22)	22,382	(3,633)	26,402	(3,655)
Government sponsored agency mortgage-backed securities	948	(24)	—	—	948	(24)
GNMA mortgage-backed securities	390,689	(18,257)	—	—	390,689	(18,257)

	$395,657	$(18,303)	$22,450	$(3,652)	$418,107	$(21,955)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables above represent 20 investment securities at March 31, 2012 compared to 46 at March 31, 2011 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other-than-temporary impairment. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions are met, the Corporation will recognize an other-than-temporary impairment loss in earnings equal to the difference between the security’s fair value and its amortized cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the portion of the impairment that is recognized in earnings and is a reduction in the cost basis of the security. The portion of impairment related to all other factors is included in other comprehensive income (loss).

All of the Corporation’s other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were $1.6 million for 2007, $323,000 for 2006, $469,000 for 2005 and $25,000 prior to 2005.

The Corporation utilizes an independent pricing service to run a discounted cash flow model in the calculation of other-than-temporary impairment losses on non-agency CMOs. This model is used to determine the portion of the impairment that is other-than-temporary due to credit losses, and the portion that is temporary due to all other factors.

To estimate fair value of non-agency CMOs, the Corporation discounted estimated expected cash flows after credit losses at rates ranging from 4% to 12%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The significant inputs used for calculating the credit loss portion of securities with other-than-temporary impairment (“OTTI”) include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. These rates equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of March 1, 2012. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month 1 to month 24 constant default rate in the model ranged from 5.08% to 11.32%.

At March 31, 2012, the Corporation had 14 non-agency CMOs with a fair value of $19.6 million and an adjusted cost basis of $23.1 million that were other-than-temporarily impaired. At March 31, 2011, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation had 21 non-agency CMOs with a fair value of $28.2 million and an adjusted cost basis of $31.8 million that were other-than-temporarily impaired. An increase in other-than-temporary impairment due to credit losses of $0.6 million was included in earnings for the fiscal year ended March 31, 2012. For the fiscal year ended March 31, 2012, the Corporation recognized actual realized losses of $364,000 related to credit issues (i.e. — principal reduced without a receipt of cash) that were previously recognized in earnings as unrealized other-than-temporary impairment.

The Corporation has $291,000 in unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortagage-backed securities as of March 31, 2012 due to changes in interest rates and other non-credit related factors. The Corporation has reviewed this portfolio for other-than-temporary impairment. Management has concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$2,197	$1,889
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	558	432
Credit related OTTI previously recognized for securities sold during the period	—	(124)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(364)	—

Ending balance of unrealized OTTI related to credit losses	$2,391	$2,197

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Proceeds from sales	$338,224	$385,924	$468,020
Gross gains on sales	6,618	8,661	11,116
Gross losses on sales	(39)	—	21

Net gain (loss) on sales	$6,579	$8,661	$11,095

At March 31, 2012 and 2011, investment securities available-for-sale with a fair value of approximately $216.3 million and $420.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of investment securities by contractual maturity at March 31, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$3,531	$—	$—	$3,531
Corporate stock and bonds	—	—	—	661	661
Non-agency CMOs	—	—	884	20,708	21,592
Government sponsored agency mortgage-backed securities	21	32	929	3,213	4,195
GNMA mortgage-backed securities	—	—	459	211,861	212,320

Total	$21	$3,563	$2,272	$236,443	$242,299

Held-to-maturity, at fair value:
Government sponsored agency mortgage-backed securities	$—	$—	$20	$—	$20

Total	$—	$—	$20	$—	$20

	$21	$3,563	$2,292	$236,443	$242,319

Held-to-maturity, at cost:
Government sponsored agency mortgage-backed securities	$—	$—	$20	$—	$20

Note 5 — Loans Receivable

Loans receivable held for investment consist of the following:

	March 31,
	2012	2011
	(In thousands)
Residential	$564,691	$648,514
Commercial and industrial	38,977	99,689
Commercial real estate:
Land and construction	186,048	251,043
Multi-family	342,216	423,587
Retail/office	298,277	419,439
Other commercial real estate	248,275	276,688
Consumer:
Education	240,331	276,735
Other consumer	269,532	287,151

Total unpaid principal balance	2,188,347	2,682,846

Allowance for loan losses	(111,215)	(150,122)
Undisbursed loan proceeds(1)	(16,034)	(8,761)
Unearned loan fees, net	(3,086)	(3,476)
Unearned interest	(4)	(115)
Net discount on loans purchased	—	(5)

Total contras to loans	(130,339)	(162,479)

Loans held for investment	$2,058,008	$2,520,367

(1)	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential Loans

At March 31, 2012, $564.7 million, or 25.8%, of the Corporation’s total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the Corporation’s portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the Corporation’s risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect on the Corporation to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At March 31, 2012, approximately $387.7 million, or 68.7%, of the Corporation’s held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. The Corporation generally sells current production of these loans with terms of 15 years or more to Fannie Mae, Freddie Mac and other institutional investors, while keeping a small percentage of loan production in its portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”) and the Federal Housing Administration (“FHA”). The Corporation retains the right to service substantially all loans that it sells.

At March 31, 2012, approximately $177.0 million, or 31.3%, of the Corporation’s held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Corporation’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2012, the unpaid principal balance receivable of commercial and industrial loans amounted to $39.0 million, or 1.8%, of the Corporation’s total loans unpaid principal balance receivable. The Corporation’s commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally is secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At March 31, 2012, the Corporation had $1.07 billion of loans unpaid principal balance receivable secured by commercial real estate, which represented 49.1% of the total loans unpaid principal balance receivable. The Corporation generally limits the origination of such loans to its primary market area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation’s commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including hotels, and nursing homes.

Although terms vary, commercial real estate loans generally have amortization periods of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually based on a designated index.

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At March 31, 2012, $509.9 million, or 23.3%, of the Corporation’s total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $240.3 million, or 11.0%, of the Corporation’s total loans unpaid principal balance receivable at March 31, 2012 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended September 30, 2010, the Corporation discontinued the origination of student loans. Education loans may be sold to the U.S. Department of Education or to other investors. The Corporation received $24.3 million and $84.8 million from the sale of education loans in fiscal 2011 and 2010, respectively. The Corporation did not sell any education loans during fiscal 2012.

The largest component of the other consumer loan portfolio is second mortgage and home equity loans. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 85% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

The remainder of the other consumer loan portfolio consists of vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the allowance for loan losses by component:

	At March 31,
	2012	2011
	(In thousands)
General component	$37,085	$44,940
Substandard loan component	29,980	50,989
Specific component	44,150	54,193

Total allowance for loan losses	$111,215	$150,122

The following table presents the unpaid principal balance of loans by risk category:

	At March 31,
	2012	2011
	(In thousands)
Pass	$1,624,889	$1,864,763
Watch	115,917	237,837
Special mention	56,762	—

Total pass, watch and special mention rated loans	1,797,568	2,102,600

Total substandard, excluding TDR accrual	93,207	208,184

TDR accrual	72,648	89,417
Non-accrual	224,924	282,645

Total impaired loans	297,572	372,062

Total unpaid principal balance	$2,188,347	$2,682,846

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Allowance at beginning of year	$150,122	$179,644	$137,165
Provision	33,887	50,325	161,926
Charge-offs	(82,562)	(88,886)	(122,283)
Recoveries	9,768	9,039	2,836

Allowance at end of year	$111,215	$150,122	$179,644

The following table presents activity in the allowance for loan losses by portfolio segment for the years ended March 31, 2012 and 2011:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Year Ended March 31, 2012
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provision	(2,546)	4,180	30,869	1,384	33,887
Charge-offs	(6,625)	(14,993)	(57,685)	(3,259)	(82,562)
Recoveries	1,711	1,840	5,524	693	9,768

Ending balance	$13,027	$10,568	$85,153	$2,467	$111,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)

For the Year Ended March 31, 2011
Beginning balance	$20,658	$29,783	$126,553	$2,650	$179,644
Provisions	13,346	(3,644)	36,621	4,002	50,325
Charge-offs	(15,005)	(8,021)	(62,558)	(3,302)	(88,886)
Recoveries	1,488	1,423	5,829	299	9,039

Ending balance	$20,487	$19,541	$106,445	$3,649	$150,122

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and 2011:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
At March 31, 2012:
Allowance for loan losses:
Individually evaluated for impairment	$5,080	$5,548	$33,137	$385	$44,150
Collectively evaluated for impairment	7,947	5,020	52,016	2,082	67,065

Total	$13,027	$10,568	$85,153	$2,467	$111,215

Loans:
Loans individually evaluated	$49,411	$10,774	$228,873	$8,514	$297,572
Loans collectively evaluated	515,280	28,203	845,943	501,349	1,890,775

Total	$564,691	$38,977	$1,074,816	$509,863	$2,188,347

At March 31, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$5,084	$9,523	$39,072	$514	$54,193
Collectively evaluated for impairment	15,403	10,018	67,373	3,135	95,929

Total	$20,487	$19,541	$106,445	$3,649	$150,122

Loans:
Loans individually evaluated	$68,058	$21,189	$274,718	$8,097	$372,062
Loans collectively evaluated	580,456	78,500	1,096,039	555,789	2,310,784

Total	$648,514	$99,689	$1,370,757	$563,886	$2,682,846

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	For the Year Ended March 31,
	2012	2011	2010
	(In thousands)
Provision for loan losses	$33,887	$50,325	$161,926
Provision for unfunded commitment losses	(309)	873	—

Provision for credit losses	$33,578	$51,198	$161,926

At March 31, 2012, the Corporation has identified $297.6 million unpaid principal balance of loans as impaired which includes performing troubled debt restructurings. At March 31, 2011, impaired loans were $372.1 million. A loan is identified as impaired when, based on current information and events, it is probable that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis. The carrying amount of impaired loans represents the unpaid principal balance less the associated allowance.

A substantial portion of the Corporation’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of March 31, 2012:

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
	(In thousands)
With no specific allowance recorded:
Residential	$19,845	$19,845	N/A	$22,224	$208
Commercial and industrial	3,389	3,389	N/A	6,771	61
Land and construction	34,446	34,446	N/A	39,601	581
Multi-family	19,822	19,822	N/A	21,624	264
Retail/office	21,787	21,787	N/A	23,577	816
Other commercial real estate	24,213	24,213	N/A	23,812	571
Education	—	—	N/A	—	—
Other consumer	474	474	N/A	507	62

Subtotal	123,976	123,976	—	138,116	2,563

With an allowance recorded(1):
Residential	24,486	29,566	5,080	28,070	520
Commercial and industrial	1,837	7,385	5,548	6,285	260
Land and construction	33,002	47,545	14,543	47,499	886
Multi-family	19,411	27,307	7,896	25,803	927
Retail/office	22,282	28,954	6,672	27,417	858
Other commercial real estate	20,773	24,799	4,026	22,891	737
Education(2)	761	762	1	789	—
Other consumer	6,894	7,278	384	7,190	480

Subtotal	129,446	173,596	44,150	165,944	4,668

Total
Residential	44,331	49,411	5,080	50,294	728
Commercial and industrial	5,226	10,774	5,548	13,056	321
Land and construction	67,448	81,991	14,543	87,100	1,467
Multi-family	39,233	47,129	7,896	47,427	1,191
Retail/office	44,069	50,741	6,672	50,994	1,674
Other commercial real estate	44,986	49,012	4,026	46,703	1,308
Education(2)	761	762	1	789	—
Other consumer	7,368	7,752	384	7,697	542

	$253,422	$297,572	$44,150	$304,060	$7,231

(1)	Includes ratio-based allowance for loan losses of $2.8 million associated with loans totaling $24.6 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance and average carrying amounts totaling $24,641 and $25,520 that are not considered impaired based on a guarantee provided by government agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts above and below represent the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans as of March 31, 2011:

	Carrying Amount	Unpaid Principal Balance	Associated Allowance		Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
	(In thousands)
With no specific allowance recorded:
Residential	$32,673	$32,673	$	N/A	$41,103	$543
Commercial and industrial	5,351	5,351		N/A	9,360	223
Land and construction	42,290	42,290		N/A	48,887	484
Multi-family	27,331	27,331		N/A	35,474	275
Retail/office	25,791	25,791		N/A	31,675	457
Other commercial real estate	29,940	29,940		N/A	34,223	879
Education	—	—		N/A	—	—
Other consumer	229	229		N/A	722	63

Subtotal	163,605	163,605		—	201,444	2,924

With an allowance recorded(1):
Residential	30,301	35,385		5,084	35,308	850
Commercial and industrial	6,315	15,838		9,523	17,056	601
Land and construction	24,195	34,155		9,960	35,102	737
Multi-family	19,230	23,895		4,665	25,092	938
Retail/office	38,643	55,333		16,690	56,450	2,249
Other commercial real estate	28,226	35,983		7,757	36,548	1,344
Education(2)	703	731		28	660	—
Other consumer	6,651	7,137		486	7,264	175

Subtotal	154,264	208,457		54,193	213,480	6,894

Total
Residential	62,974	68,058		5,084	76,411	1,393
Commercial and industrial	11,666	21,189		9,523	26,416	824
Land and construction	66,485	76,445		9,960	83,989	1,221
Multi-family	46,561	51,226		4,665	60,566	1,213
Retail/office	64,434	81,124		16,690	88,125	2,706
Other commercial real estate	58,166	65,923		7,757	70,771	2,223
Education(2)	703	731		28	660	—
Other consumer	6,880	7,366		486	7,986	238

	$317,869	$372,062		$54,193	$414,924	$9,818

(1)	Includes ratio-based allowance for loan losses of $3.9 million associated with loans totaling $59.8 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance and average carrying amounts totaling $23,629 and $25,628 that are not considered impaired based on a guarantee provided by government agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is additional information regarding impaired loans:

	At March 31,
	2012	2011
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required (1)	$173,596	$208,457
Without a specific reserve	123,976	163,605

Total impaired loans	297,572	372,062
Less:
Specific valuation allowance for impaired loans	(44,150)	(54,193)

Carrying amount of impaired loans	$253,422	$317,869

Average carrying amount of impaired loans(1)	$304,060	$414,924
Loans and troubled debt restructurings on non-accrual status	224,924	282,645
Troubled debt restructurings — accrual	72,648	89,417
Troubled debt restructurings — non-accrual(2)	76,378	17,262
Loans past due ninety days or more and still accruing(3)	30,697	23,629

(1)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balances and average carrying amounts totaling $24,641 and $25,520 at March 31, 2012 and $23,629 and $25,628 at March 31, 2011, respectively, that are not considered impaired based on a guarantee provided by government agencies.

(2)	Troubled debt restructurings — non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.

(3)	Includes the guaranteed portion of education loans of $24,641 and $23,629 at March 31, 2012 and 2011, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering a minimum of 97% of the outstanding balance.

	For the Year Ended March 31,
	2012	2011	2010
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$7,231	$9,818	$11,939

All TDRs are classified as impaired loans, subject to performance conditions noted below. TDRs may be on either accrual or non-accrual status based upon the repayment performance of the borrower and management’s assessment of collectability. Loans deemed non-accrual may return to accrual status after six consecutive months of performance in accordance with the terms of the restructuring. Additionally, they may be considered not a TDR after twelve consecutive months of performance in accordance with the terms of the restructuring agreement, if the interest rate was a market rate at the date of restructuring.

The Corporation is currently committed to lend approximately $2.2 million in additional funds on impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010, 2011 and 2012, as reflected in recently received appraisals. Currently, $421.3 million or approximately 80% of the owned outstanding balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under Corporation policy — totaling $272.0 million include when the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10 to 20% for improved land or commercial real estate and unimproved land, respectively, in determination of the allowance for loan losses.

While Corporation policy may not require updated appraisals for these loans, updated appraisals may still be obtained. For example, $134.4 million or 53% of the loans which do not require an updated appraisal do have either an updated appraisal within the last year or an appraisal on order. If real estate values continue to decline, the Corporation may have to increase its allowance for loan losses as updated appraisals or other indications of a decline in the value of collateral are received.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

	Days Past Due			Total Past Due
	30-59	60-89	90 or More
		(In thousands)
Residential	$2,414	$1,071	$37,791	$41,276
Commercial and industrial	976	539	3,183	4,698
Land and construction	37	—	60,680	60,717
Multi-family	360	541	26,371	27,272
Retail/office	2,627	2,634	14,033	19,294
Other commercial real estate	1,884	191	16,323	18,398
Education	8,370	6,562	25,403	40,335
Other consumer	1,664	692	6,879	9,235

	$18,332	$12,230	$190,663	$221,225

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	Days Past Due			Total Past Due
	30-59	60-89	90 or More
		(In thousands)
Residential	$6,289	$4,577	$52,640	$63,506
Commercial and industrial	8,156	142	9,646	17,944
Land and construction	5,139	7,572	49,027	61,738
Multi-family	62	4,291	33,500	37,853
Retail/office	10,285	4,484	40,468	55,237
Other commercial real estate	4,717	266	21,725	26,708
Education	9,703	8,414	24,360	42,477
Other consumer	1,893	733	6,890	9,516

	$46,244	$30,479	$238,256	$314,979

Total delinquencies (loans past due 30 days or more) at March 31, 2012 were $221.2 million. The Corporation has experienced a reduction in delinquencies since March 31, 2011 due to improving credit conditions and loans moving to OREO. The Corporation has $24.6 million of education loans past due 90 days or more that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality Indicators:

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

Special Mention.     Loans classified as special mention exhibit material negative financial trends due to company specific or industry conditions which, if not corrected or mitigated, threaten their capacity to meet their current or continuing debt obligations. These borrowers still demonstrate the financial flexibility to address and cure the root cause of these adverse financial trends without significant deviations from their current business plan. Their potential weakness deserves close attention and warrant enhanced monitoring on the part of management. The expectation is these borrowers will return to a pass rating given reasonable time; or will be further downgraded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Commercial and industrial	$15,187	$5,506	$255	$9,812	$8,217	$38,977
Commercial real estate:
Land and construction	63,643	4,532	6,344	47,300	64,229	186,048
Multi-family	252,107	26,829	2,728	22,790	37,762	342,216
Retail/office	149,907	58,252	13,080	43,221	33,817	298,277
Other	122,427	20,798	34,355	42,732	27,963	248,275

	$603,271	$115,917	$56,762	$165,855	$171,988	$1,113,793

Percent of total unpaid principal balance	54.2%	10.4%	5.1%	14.9%	15.4%	100.0%

As of March 31, 2011, and based on the then most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Commercial and industrial	$39,361	$21,256	$20,831	$18,241	$99,689
Commercial real estate:
Land and construction	72,988	37,793	72,790	67,472	251,043
Multi-family	285,874	49,572	48,729	39,412	423,587
Retail/office	211,321	61,089	92,773	54,256	419,439
Other	114,595	68,127	62,478	31,488	276,688

	$724,139	$237,837	$297,601	$210,869	$1,470,446

Percent of total unpaid principal balance	49.2%	16.2%	20.2%	14.3%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the recorded investment in residential and consumer loans based on accrual status as of March 31, 2012 and 2011:

	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
At March 31, 2012
Residential	$520,141	$44,550	$564,691
Consumer:
Education(1)	239,569	762	240,331
Other consumer	261,908	7,624	269,532

	$1,021,618	$52,936	$1,074,554

(1)	Non –accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
At March 31, 2011
Residential:	$584,768	$63,746	$648,514
Consumer
Education(1)	276,004	731	276,735
Other consumer	279,852	7,299	287,151

	$1,140,624	$71,776	$1,212,400

(1)	Non –accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to a minimum of 97% of the outstanding balance.

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

During the quarter ended September 30, 2011, the Corporation adopted ASU 2011-02, as more fully described in Note 1 of the consolidated financial statements. As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, for identification as TDRs. The Corporation identified as troubled debt restructurings (TDRs) certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation classified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs for the periods ended September 30, 2011. See table that follows for new TDRs by class and type of modification during the year ending March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the twelve months ended March 31, 2012:

	Twelve Months Ended March 31, 2012
		Unpaid Principal Balance(2) (at period end)	Balance in the ALLL(3)
Troubled Debt Restructurings(1)	Number of Modifications		Prior to Modification	At Period End
	(Dollars in thousands)
Residential	40	$5,964	$318	$477
Commercial and industrial	14	6,439	2,841	3,007
Land and construction	16	50,820	4,553	16,259
Multi-family	10	9,891	2,725	4,477
Retail/office	14	9,433	1,006	1,541
Other commercial real estate	13	12,927	2,334	4,422
Education	0	—	—	—
Other consumer	6	304	—	—

	113	$95,778	$13,777	$30,183

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans.

The following table presents loans modified in a troubled debt restructuring from April 1, 2011 to March 31, 2012, by class, that subsequently defaulted (i.e., 90 days or more past due following a modification) during the twelve months ended March 31, 2012:

	Twelve Months Ended March 31, 2012
Troubled Debt Restructurings(1)	Number of Modified Loans	Unpaid Principal Balance(2) (at period end)
	(Dollars in thousands)
Residential	11	$1,830
Commercial and industrial	7	1,083
Land and construction	4	36,100
Multi-family	6	8,747
Retail/office	9	9,233
Other commercial real estate	4	1,543
Education	0	—
Other consumer	4	304

	45	$58,840

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the unpaid principal balance of loans modified in a TDR during the year ended March 31, 2012, by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only(3)	Below Market Rate(4)	Other(5)	Total
	(In thousands)
Residential	$1,400	$1,952	$942	$611	$1,059	$5,964
Commercial and industrial	170	1,771	—	923	3,575	6,439
Land and construction	367	29,461	—	15,735	5,257	50,820
Multi-family	2,497	—	—	5,819	1,575	9,891
Retail/office	613	2,297	2,311	1,219	2,993	9,433
Other commercial real estate	1,324	5,315	—	268	6,020	12,927
Education	—	—	—	—	—	—
Other consumer	—	285	—	—	19	304

	$6,371	$41,081	$3,253	$24,575	$20,498	$95,778

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.

(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.

(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

Loans considered troubled debt restructurings–non-accrual increased $59.1 million to $76.4 million at March 31, 2012 from $17.3 million at March 31, 2011. This increase is largely the result of one significant loan relationship whose payment history required a move into non-accrual status from TDR-accrual. As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings — non-accrual balance may be returned to accrual status.

Pledged Loans

At March 31, 2012, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $792.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 11.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $515,000 and $928,000 at March 31, 2012 and 2011, respectively. During the year ended March 31, 2012, there were principal additions of $97,000 and principal payments totaled $510,000.

Note 6 — Other Real Estate Owned

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets (OREO) are held for sale and are initially recorded at fair value less estimated selling expenses at the date of foreclosure. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Any increases in fair value over the net carrying value of the loans are recorded as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

A summary of the activity in other real estate owned is as follows:

	For the Year Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$90,707	$55,436
Additions	77,835	88,169
Capitalized improvements	—	946
Valuations/write-offs	(15,338)	(15,125)
Sales	(64,363)	(38,719)

Balance at end of period	$88,841	$90,707

The balances at end of period above are net of a valuation allowance of $22.5 million and $20.0 million at March 31, 2012 and 2011, respectively, recognized during the holding period for declines in fair value subsequent to the foreclosure or acceptance of deed in lieu of foreclosure. A summary of the activity in the OREO valuation allowance is as follows:

	For the Year Ended March 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$19,975	$16,630	$8,856
Provision	15,338	15,125	19,775
Sales	(12,792)	(11,780)	(12,001)

Balance at end of period	$22,521	$19,975	$16,630

During the year ended March 31, 2012, OREO expense, net was $28.8 million, consisting of $15.3 million of valuation adjustments, $4.4 million of foreclosure cost expense and $9.1 million of net expenses from operations.

Note 7 — Other Intangibles

The Corporation had other intangible assets consisting of core deposit premium. This intangible asset had a carrying amount net of accumulated amortization of zero at March 31, 2012 and 2011. During the year ended March 31, 2011, the Corporation wrote off $3.9 million of core deposit intangible as part of a branch sale, which was netted against the gain on sale. See Note 22.

The following tables present the change in the carrying amount of core deposit intangibles, which was written off as of March 31, 2011.

March 31, 2011
(In thousands)
Balance at beginning of period	$4,092
Amortization expense	(158)
Write-off	(3,934)

Balance at end of period	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2011
(In thousands)
Gross carrying amount	$5,517
Accumulated amortization	(1,583)
Write-off	(3,934)

Net book value	$—

Note 8 — Mortgage Servicing Rights

The Corporation records mortgage servicing rights (MSRs) when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value calculated using a discounted cash flow model based on market assumptions at the time of origination. Subsequently, the MSR asset is carried at the lower of amortized cost or fair value. The Corporation assesses MSRs for impairment using a discounted cash flow model provided by a third party that is based on current market assumptions at each reporting period. For purposes of measuring fair value, the servicing rights are stratified into pools based on homogeneous characteristics such as product type and interest rate. Impairment is recognized, if necessary, at the pool level rather than for each individual servicing right.

The interest rate bands used to stratify the serviced loans were changed in the quarter ending December 31, 2011 in response to the significantly lower interest rate environment over the past several years and the resultant “bunching’ of a substantial portion of serviced loans into two of the nine historical strata. The restratification of serviced loans did not have a material impact on the fair value and impairment measurement of the mortgage servicing right asset during the quarter ending December 31, 2011 based on an analysis of proforma results using the historical strata compared to the actual restratified loan impairment during the quarter.

The Corporation has chosen to use the amortization method to measure servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of the capitalization of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of operations. Ancillary income is recorded in other non-interest income.

Information regarding the Corporation’s mortgage servicing rights for the years ended March 31, 2012 and 2011 is as follows:

	Year Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$25,366	$24,379
Additions	8,608	7,942
Amortization	(9,004)	(6,955)

Mortgage servicing rights before valuation allowance at end of period	24,970	25,366
Valuation allowance	(2,814)	(405)

Balance at end of year	$22,156	$24,961

Fair value at the end of the period	$22,346	$26,554
Key assumptions:
Weighted average discount rate	11.06%	10.85%
Weighted average prepayment speed	15.18%	8.05%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of March 31, 2012 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Year ended March 31, 2012	$9,004

Estimate for the year ended March 31,
2013	$4,994
2014	3,995
2015	3,196
2016	2,557
2017	2,046
Thereafter	8,182

$24,970

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced was approximately $3.1 billion and $3.4 billion at March 31, 2012 and 2011, respectively.

Note 9 — Premises and Equipment

Premises and equipment are summarized as follows:

	March 31,
	2012	2011
	(In thousands)
Land and land improvements	$7,080	$7,128
Office buildings	40,707	42,729
Furniture and equipment	45,758	46,579
Leasehold improvements	4,501	4,434

	98,046	100,870
Less accumulated depreciation and amortization	72,593	71,743

	$25,453	$29,127

During the years ending March 31, 2012, 2011 and 2010, building depreciation expense was $1.5 million, $1.7 million and $2.0 million, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2012, 2011, and 2010 was $2.0 million, $2.4 million and $2.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2030. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at March 31, 2012 are as follows:

Year	Amount of Future Minimum Payments
(In thousands)
2013	$1,595
2014	1,527
2015	1,466
2016	1,256
2017	1,173
Thereafter	7,575

Total	$14,592

For the years ended March 31, 2012, 2011 and 2010, lease rental expense was $2.2 million, $2.4 million and $3.0 million, respectively.

Note 10 — Deposits

Deposits are summarized as follows:

	March 31,
	2012	Weighted Average Rate	2011	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$264,751	0.00%	$236,445	0.00%
Interest-bearing checking
Fixed rate	235,459	0.07%	218,158	0.20%
Variable rate	30,639	0.10%	28,951	0.25%

Total checking accounts	530,849	0.04%	483,554	0.11%
Money market accounts	492,787	0.28%	395,092	0.43%
Regular savings	265,238	0.10%	237,679	0.16%
Advance payments by borrowers for taxes and insurance	6,134	0.10%	6,041	0.25%
Certificates of deposit:
0.00% to 2.99%	906,320	1.10%	1,360,145	1.47%
3.00% to 4.99%	63,323	4.12%	214,270	3.70%
5.00% to 6.99%	264	5.06%	2,652	5.13%

Total certificates of deposit	969,907	1.30%	1,577,067	1.78%

Total deposits	$2,264,915	0.64%	$2,699,433	1.14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual maturities of certificates of deposit outstanding at March 31, 2012 are summarized as follows:

Matures During Year Ended March 31,	Amount
(In thousands)
2013	$758,831
2014	148,797
2015	19,781
2016	10,739
2017	31,759
Thereafter	—

$969,907

At March 31, 2012 and 2011, certificates of deposit with balances greater than or equal to $100,000 amounted to $195.2 million and $406.5 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2012 and 2011, the Bank had $2.1 million and $48.1 million in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. The Bank has $24.9 million in out of network certificates of deposit. These deposits, which are not considered broker deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 11 — Other Borrowed Funds

Other borrowed funds consist of the following:

	Matures During Year Ended March 31,	March 31, 2012		March 31, 2011
		Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB advances:	2012	$—	0.00%	$120,979	1.22%
	2013	10,000	4.12	160,000	3.00
	2014	11,500	1.93	11,500	1.93
	2015	150,000	1.62	—	0.00
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB advances		357,500		478,479
Other borrowed funds		118,603	14.71	180,526	8.66

		$476,103	5.53%	$659,005	4.01%

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 65% of single-family loans, 60% of multi-family loans and 20% of eligible home equity and home equity line of credit loans meeting such criteria. FHLB borrowings of $191.0 million have call features that may be exercised quarterly by the FHLB, and borrowings of $191.0 million are subject to a one time call that may be exercised by the FHLB in 2012. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $184.6 million and $384.1 million at March 31, 2012 and 2011, respectively.

Other borrowed funds consist of $116.3 million drawn on a short term line of credit at a weighted average interest rate of 15.0% and borrowings of $2.3 million on repurchase agreements at a weighted average interest rate of 0.2%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement

As of March 31, 2012 and 2011, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 15.00% and 12.00%, respectively, on a short term line of credit to various lenders led by U.S. Bank (“Credit Agreement”). The total line of credit available is $116.3 million. At March 31, 2012, the base rate was 0.00% and the deferred rate was 15.00% for a weighted average interest rate of 15.00%.

The Corporation is currently in default on the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On November 29, 2011, the Corporation entered into Amendment No. 8 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the Credit Agreement, among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) November 30, 2012. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Credit Agreement is paid in full or (ii) November 30, 2012. At March 31, 2012, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $35.8 million and $5.2 million, respectively.

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

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the amended Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for issuance of bonds under the program. As of March 31, 2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank was eligible to issue bearing interest at a fixed rate of 2.74%. The bonds, matured on February 11, 2012.

Note 12 — Stockholders’ Equity

The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences or both, and may have full or limited voting rights. Under Wisconsin state law, preferred stockholders would be entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences. The Corporation has deferred 12 dividend payments on the Series B Preferred Stock held by the Treasury.

Preferred Equity

The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 5,000,000 shares of preferred stock at a par value of $0.10 per share. In January, 2009, as part of the U.S. Department of Treasury’s (“UST”) Capital Purchase Program (“CPP”), the Corporation issued 110,000 shares of senior preferred stock (with a par value of $0.10 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 7.4 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $110 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount is accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $72.9 million and $37.1 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. The Corporation may redeem the Senior Preferred Stock at a redemption price equal to the sum of the liquidation preference of $1,000 per share and any accrued and unpaid dividends. The UST may also transfer the Senior Preferred Stock to a third party at any time. At March 31, 2012 and 2011, the cumulative amount of dividends in arrears not declared, along with accrued interest at 5% per annum on the unpaid dividends was $18.8 million and $12.5 million, respectively.

Common Stock Warrants

The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $2.23 per share (subject to certain anti-dilution adjustments).

The following assumptions were used in estimating the fair value for the Common Stock Warrants at the date of issuance: a weighted average expected life of 10 years, a risk-free interest rate of 3.35%, an expected volatility of 50.12%, and a dividend yield of 1.55%. Based on these assumptions, the estimated fair value of the Common Stock Warrants was $37.1 million. The weighted average expected life of the Common Stock Warrants represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2012, that the Bank was adequately capitalized under PCA guidelines. Under these OCC requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital levels for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well-capitalized under standard PCA guidelines at March 31, 2012 and 2011:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2012
Tier 1 leverage (core)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%
Total risk-based capital	149,141	8.42	141,701	8.00	177,126	10.00	212,551	12.00
At March 31, 2011
Tier 1 core capital (to adjusted tangible assets)	$145,807	4.26%	$136,892	4.00%	$205,338	6.00%	$273,784	8.00%
Total risk-based capital (to risk-weighted assets)	174,453	8.04	173,616	8.00	217,020	10.00	260,424	12.00

The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2012 and 2011:

	March 31,
	2012	2011
	(In thousands)
Stockholders’ equity of the Bank	$128,071	$126,916
Less: Disallowed servicing assets	(2,045)	(1,061)
Accumulated other comprehensive (income) loss	(132)	19,952

Tier 1 capital	125,894	145,807
Plus: Allowable general valuation allowances	23,247	28,646

Total risk-based capital	$149,141	$174,453

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. As part of the Cease and Desist Agreement, the Corporation must receive the permission of the Federal Reserve prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in Note 2.

Shareholders’ Rights Plan

On November 5, 2010 we entered into a shareholder rights plan designed to reduce the likelihood that we will experience an “ownership change” under U.S. federal income tax laws. This rights plan is similar to rights

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13 — Employee Benefit Plans

Defined Contribution Plans

The Corporation maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 50% of their base compensation. The Corporation previously matched 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. In October 2009, the Corporation suspended the matching contribution. The Corporation may also contribute additional amounts at its discretion. The Corporation made no contributions to this plan for the years ended March 31, 2012 and 2011, and contributed $567,000 for the year ended March 31, 2010.

ESOP

The Corporation previously sponsored an Employee Stock Ownership Plan (“ESOP”) which was available to all employees with more than one year of employment, who were at least 21 years of age and who work more than 1,000 hours in a plan year. On December 1, 2010, the Corporation announced that it received preliminary approval from the Internal Revenue Service to terminate the ESOP and the plan was terminated as of January 31, 2011. Participants of the ESOP were notified that they had several options for distributing their shares and cash from the ESOP including in-kind distribution to a qualified retirement plan, in-kind distribution to them personally, cash distribution to a qualified retirement plan, and a lump sum cash distribution to them personally. The termination of the ESOP caused no recourse to the Corporation. There were no ESOP contributions for fiscal years 2012, 2011 and 2010.

The activity in the ESOP plan is as follows:

	Year Ended March 31,
	2011	2010
Shares at beginning of year	1,334,140	1,195,831
Additional shares purchased	—	191,110
Shares distributed for terminations	(1,328,430)	(52,801)
Sale of shares for cash distributions	(5,710)	—

Balance at end of year	—	1,334,140
Allocated shares included above	—	1,334,140

Unallocated shares	—	—

At March 31, 2012 and 2011, there were no shares remaining in the ESOP due to the termination of the plan. At March 31, 2010, the ESOP held 1,334,140 shares, all of which were allocated to ESOP participants. The fair market value of those shares totaled $1.5 million as of March 31, 2010. During the year ended March 31, 2010, the fair market value of the stock purchased by the Company from ESOP participants totaled $222,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MRP

The Corporation maintains a Management Recognition Plan (“MRP”), under which the Corporation acquired and has reserved for issuance under the MRP a total of 4% of the shares of the Corporation’s common stock. The Bank previously contributed $2,000,000 to the MRP with which the MRP trustee acquired a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the Corporation amended and restated the MRP to extend the term. There were no shares granted, no compensation expense and no shares vested related to the MRP during the years ended March 31, 2012, 2011 and 2010.

The number and cost of unallocated MRP shares totaled 429,869 shares and $927,000 at March 31, 2012, 2011 and 2010 and is included in treasury stock in the consolidated balance sheets.

Stock Compensation Plans

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

Stock Options

A summary of stock options activity for all periods follows:

	Year Ended March 31,
	2012		2011		2010
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding at beginning of year	408,850	$22.34	474,670	$21.61	515,670	$21.60
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(219,505)	19.89	(65,820)	17.08	(41,000)	20.75

Outstanding at end of year	189,345	$25.19	408,850	$22.34	474,670	$21.61

Options vested and exercisable at year-end	189,345	$25.19	408,850	$22.34	474,670	$21.61

Intrinsic value of options exercised	$—		$—		$—

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2012 was zero. At March 31, 2012, 810,445 shares were available for future grants. There was no compensation expense related to stock options for the fiscal years ended March 31, 2012, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2012:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$22.07 – $22.07	45,000	0.19	$22.07	45,000	$22.07
$23.77 – $23.77	94,800	1.19	23.77	94,800	23.77
$28.50 – $31.95	49,545	3.08	30.72	49,545	30.72

	189,345	1.45	$25.19	189,345	$25.19

Restricted Stock

Restricted stock grants primarily vest over a period of three to five years and are included in outstanding shares at the time of grant. The fair value of restricted stock equals the average of the high and low market value on the date of grant and that amount is amortized on a straight-line basis to compensation and benefits expense over the vesting period. There were no shares granted under the plan for the years ended March 31, 2012, 2011 and 2010. The restricted stock grant plan expense was $256,000, $305,000 and $501,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The activity in restricted stock is summarized as follows:

	Year Ended March 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	30,000	$23.24	52,450	$22.98	76,000	$22.62
Granted	—	—	—	—	—	—
Vested	(11,500)	23.87	(15,650)	22.24	(21,550)	23.16
Forfeited	—	—	(6,800)	23.51	(2,000)	7.32

Balance at end of year	18,500	$22.85	30,000	$23.24	52,450	$22.98

As of March 31, 2012, there was approximately $55,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The fair value of restricted stock that vested during the year ended March 31, 2012 was $5,000.

Deferred Compensation Plans

Deferred compensation plans include an agreement with a previous executive established in 1986 to provide recognition of services performed and additional compensation for services to be performed. The Bank established a grantor trust in 1992 and fully funded the vehicle to facilitate distribution obligations under the agreement, and the trust subsequently purchased shares as all benefits payable under the agreement are payable in the Corporation’s stock. The benefits are 100% vested and distributions are made in ten annual installments following the termination of employment. The first distribution was made on December 3, 2010 and the remaining balance payable is 190,263 shares.

The Corporation also established an Excess Benefit Plan to provide deferred compensation to certain members of management. As contributions were made to a participant’s account, funds were deposited into a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trust account for the participant and in turn shares of ABCW stock were purchased. No contributions were made during the years ended March 31, 2012 and 2011. Contributions for the year ended March 31, 2010 were $5,600. Distributions are made to remaining participants six months following termination and there are 67,078 shares remaining for distribution.

An obligation totaling $1.3 million at March 31, 2012, representing the cost basis of undistributed shares, is included in the deferred compensation obligation component of stockholders’ deficit. This amount is offset by the cost basis of undistributed shares purchased included in the additional paid in capital component of stockholders’ deficit. No compensation expense was recognized for these plans in the three years ending March 31, 2012, 2011 and 2010.

Note 14 — Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The provision for income taxes consists of the following:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$—	$150	$(18,360)
State	10	14	(519)

	10	164	(18,879)
Deferred:
Federal	—	—	17,360
State	—	—	19

	—	—	17,379

Total income tax expense (benefit)	$10	$164	$(1,500)

At March 31, 2012, 2011 and 2010, the affiliated group had a federal net operating loss carryover of $232.4 million, $168.7 million and $103.4 million, respectively, and at March 31, 2012, 2011 and 2010, certain subsidiaries had state net operating loss carryovers of $350.4 million, $288.2 million and $223.1 million, respectively. These carryovers expire in varying amounts in 2012 through 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended March 31,
	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Income (loss) before income taxes	$(36,728)	100.0%	$(41,014)	100.0%	$(178,414)	100.0%

Income tax expense (benefit) at federal statutory rate of 35%	$(12,855)	35.0%	$(14,355)	35.0%	$(62,445)	35.0%
State income taxes, net of federal income tax benefits	(1,874)	5.1	(2,126)	5.1	(8,630)	4.8
Increase (reduction) in tax exposure reserve	—	—	150	(0.4)	(1,500)	0.8
Increase in valuation allowance	14,666	(39.9)	16,656	(40.6)	71,273	(39.9)
Other	73	(0.2)	(161)	0.4	(198)	0.1

Income tax provision	$10	0.0%	$164	(0.4)%	$(1,500)	0.8%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows:

	At March 31,
	2012	2011	2010
	(In thousands)
Deferred tax assets:
Allowances for loan losses	$54,063	$68,286	$79,035
Other loss reserves	2,635	2,723	2,182
Federal NOL carryforwards	82,885	61,433	35,102
State NOL carryforwards	18,178	14,906	10,794
Unrealized gains/(losses)	—	7,984	2,131
Purchase accounting	216	—	—
Other	3,635	4,310	6,947

Total deferred tax assets	161,612	159,642	136,191
Valuation allowance	(149,831)	(143,505)	(118,600)

Adjusted deferred tax assets	11,781	16,137	17,591
Deferred tax liabilities:
FHLB stock dividends	(2,636)	(3,962)	(3,976)
Mortgage servicing rights	(8,825)	(9,884)	(9,312)
Purchase accounting	—	—	(2,933)
Unrealized gains/(losses)	(53)	—	—
Other	(267)	(2,291)	(1,370)

Total deferred tax liabilities	(11,781)	(16,137)	(17,591)

Net deferred tax assets	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. Significant net deferred tax assets have been created for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for credit losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends.

At March 31, 2012 and 2011, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $149.8 million and $143.5 million at March 31, 2012 and 2011, respectively, was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

Accounting for Uncertainty in Income Taxes:    The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2008-2011 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 and 2011, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 15 — Guarantees

The Corporation’s real estate investment subsidiary, IDI, was required to guaranty the partnership loans of its consolidated subsidiaries for the development of homes for sale. In 2009, IDI sold its interest in the majority of the real estate segment. As part of the transaction, IDI was released from its guarantees. The table below summarizes the individual consolidated subsidiaries and their respective guarantees and outstanding loan balances:

Partnership Entity	March 31, 2012		March 31, 2011
	Guarantee	Outstanding	Guarantee	Outstanding
	(In thousands)
Canterbury Inn Shakopee, LLC	$—	$—	$4,750	$4,292

Total	$—	$—	$4,750	$4,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31,
	2012	2011
	(In thousands)
Commitments to extend credit:
Fixed rate	$12,742	$5,406
Adjustable rate	2,280	853
Unused lines of credit:
Home equity	112,760	120,194
Credit cards	31,658	34,435
Commercial	9,446	17,413
Letters of credit	17,349	19,432
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	20,442	21,602
IDI borrowing guarantees-unfunded	—	458

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $39.3 million and $7.5 million at March 31, 2012 and 2011, respectively. This exposure, however, is mitigated by the existence of forward contracts to sell the majority of the fixed-rate loans. Forward contracts to sell mortgage loans within 60 days at March 31, 2012 and 2011 amounted to $155.0 million and $29.0 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $20.4 million at March 31, 2012 related to approximately $394.0 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $71,000, $648,000 and $1.3 million for the years ending March 31, 2012, 2011 and 2010, respectively. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

Loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $1.7 million, $2.1 million and $0.2 million for the years ending March 31, 2012, 2011 and 2010, respectively.

At March 31, 2012, the Corporation has $564,000 of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

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

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. Although no specific reserve for loss has been established at March 31, 2012, possible losses due to an unfavorable outcome have been estimated in the range of zero to $2.4 million due to a shortfall in collateral value.

Note 17 — Derivative Financial Instruments

The Corporation enters into contracts that meet the definition of derivative financial instruments in accordance with ASC 815 - Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Corporation’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; and (2) forward sale contracts for the future delivery of funded residential mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward sale contracts are entered into when interest rate lock commitments are granted to customers in an effort to economically hedge the effect of future changes in interest rates on the commitments to fund mortgage loans intended to be sold, as well as on the portfolio of funded mortgages not yet sold. For accounting purposes, these derivatives are not designated as being in a hedging relationship. The contracts are carried at fair value on the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of operations.

Derivative financial instruments are summarized as follows:

		At March 31, 2012		At March 31, 2011
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments(1)	Other assets	115,032	943	15,564	117
Forward contracts to sell mortgage loans(2)	Other assets	—	—	—	—
Derivative liabilities:
Interest rate lock commitments(1)	Other liabilities	27,689	72	10,053	41
Forward contracts to sell mortgage loans(2)	Other liabilities	155,000	459	29,000	148

(1)	Interest rate lock commitments include $118.3 million and $16.3 million of commitments not yet approved in the credit underwriting process, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.

(2)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments during the years ended March 31, 2012, 2011 and 2010 were $0.5 million, ($0.4) million and $1.7 million, respectively, recognized in net gain on sale of loans.

Note 18 — Fair Value of Financial Instruments

ASC Topic 820 establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, the Corporation utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Corporation uses valuation methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation methodologies, financial assets and liabilities measured at fair value on a recurring and nonrecurring basis are categorized according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities that are adjusted to fair value are classified in one of the following three categories:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2:    Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of March 31, 2012 and 2011, by the valuation hierarchy (as described above):

	Total March 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Investment securities availble for sale:
U.S. government sponsored and federal agency obligations	$3,531	$—	$3,531	$—
Corporate stock and bonds	661	661	—	—
Non-agency CMOs	21,592	—	—	21,592
Government sponsored agency mortgage-backed securities	4,195	—	4,195	—
GNMA mortgage-backed securities	212,320	—	212,320	—
Other assets:
Interest rate lock commitments	943	—	943	—

Total	$243,242	$661	$220,989	$21,592

Financial liabilities
Other liabilities:
Interest rate lock commitments	$72	$—	$72	$—
Forward contracts to sell mortgage loans	459	—	459	—

Total	$531	$—	$531	$—

	Total March 31, 2011	Level 1	Level 2	Level 3
		(In thousands)
Financial assets
Investment securities availble for sale:
U.S. government sponsored and federal agency obligations	$4,126	$—	$4,126	$—
Corporate stock and bonds	1,219	719	500	—
Non-agency CMOs	46,637	—	—	46,637
Government sponsored agency mortgage-backed securities	6,747	—	6,747	—
GNMA mortgage-backed securities	464,560	—	464,560	—
Other assets:
Interest rate lock commitments	117	—	117	—

Total	$523,406	$719	$476,050	$46,637

Financial liabilities
Other liabilities:
Interest rate lock commitments	$41	$—	$41	$—
Forward contracts to sell mortgage loans	148	—	148	—

Total	$189	$—	$189	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, corporate bonds, government sponsored agency mortgage-backed securities, and GNMA mortgage- backed securities using a market data model under Level 2. The significant inputs used at March 31, 2012 and 2011 to price Ginnie Mae securities are as follows:

	March 31,
	2012		2011
	From	To	From	To
Coupon rate	1.6%	5.5%	2.0%	5.5%
Duration (in years)	0.1	6.1	0.3	8.2
PSA prepayment speed	201	495	196	494

The Corporation had 99.7% of its non-agency CMOs valued by another independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance. The significant inputs used by the model at March 31, 2012 and 2011 include observable and unobservable inputs as follows:

	March 31,
	2012		2011
	From	To	From	To
Observable inputs:
30 to 59 day delinquency rate	1.2%	4.8%	—%	5.0%
60 to 89 day delinquency rate	0.6	2.5	—	3.3
90 plus day delinquency rate	1.1	6.0	—	9.1
Loss severity	39.5	71.7	24.2	61.1
Coupon rate	5.0	7.5	4.0	7.5
Current credit support	—	25.3	1.2	23.9
Unobservable inputs:
Month 1 to month 24 constant default rate	3.4	11.3	0.3	15.5
Discount rate	4.0	12.0	4.0	12.0

Other assets and other liabilities include interest rate lock commitments provided to customers to fund mortgage loans intended to be sold and forward sale contracts for future delivery of funded residential mortgages to investors. The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments, which includes applying an estimated pull-through rate (the percentage of commitments expected to result in a closed loan) based on historical experience; multiplied by quoted investor prices on closed loans for future delivery determined to be reasonably applicable to the loan commitment based on interest rate, terms and rate lock expiration.

The Corporation also relies on an internal valuation model to estimate the fair value of its forward contracts to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Year Ended March 31,
	2012	2011
	Non-agency CMOs	Non-agency CMOs	Government Sponsored Agency Mortgage-backed Securities	GNMA Mortgage- backed Securities
	(In thousands)
Balance at beginning of period	$46,637	$85,367	$16,853	$261,754
Total gains (losses) included in:
Net loss	334	2,754	(5)	(1,327)
Other comprehensive loss	(192)	1,447	497	6,232
Included in net loss as other-than- temporary impairment	(195)	(440)	—	—
Purchases	—	—	17,058	92,879
Principal repayments	(8,596)	(19,918)	(2,058)	(7,168)
Sales	(16,396)	(22,573)	—	—
Transfers out of level 3 to level 2	—	—	(32,345)	(352,370)

Balance at end of period	$21,592	$46,637	$—	$—

There were no transfers in or out of Levels 1, 2 or 3 during the year ended March 31, 2012. The Corporation transferred its mortgage related securities to Level 3 in the past due to the fact that they were traded in an illiquid market. Transfers between levels are reflected as of the end of the quarter. During the year ended March 31, 2011, the Corporation transferred $756,000 of agency CMOs and REMICs, $31.6 million of residential agency mortgage-backed securities, and $352.4 million of Ginnie Mae securities from Level 3 to Level 2 due to the receipt of additional observable information about the inputs used to value securities previously classified as Level 3. All non-agency CMO’s remained in Level 3 as of March 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of March 31, 2012 and 2011:

	Total March 31, 2012	Level 1	Level 2	Level 3
		(In thousands)
Impaired loans, with an allowance recorded, net	$129,446	$—	$—	$129,446
Loans held for sale	145	—	145	—
Mortgage servicing rights	20,671	—	—	20,671
Other real estate owned	88,841	—	—	88,841

Total assets at fair value	$239,103	$—	$145	$238,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total March 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans, with an allowance recorded, net	$154,264	$—	$—	$154,264
Loans held for sale	278	—	278	—
Mortgage servicing rights	6,251	—	—	6,251
Other real estate owned	90,707	—	—	90,707

Total assets at fair value	$251,500	$—	$278	$251,222

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

Loans held for sale primarily consist of the current origination of certain fixed- and adjustable-rate residential mortgage loans and are carried at lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices and the amount of any gross loss is recorded as a valuation allowance in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment to the loan carrying value.

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a strata exceeds its fair value, the difference is recognized in earnings as an impairment loss.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans—include discount rates in the range of 10.0 to 23.5 percent as well as total portfolio lifetime weighted average prepayment speeds of 14.4 to 15.9 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

Prepayment speeds may be affected by economic factors such as changes in home prices, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages to more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, of the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of MSRs. Annually, external data is obtained to test the values and assumptions that are used for the initial valuations in the discounted cash flow model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other real estate owned (OREO), upon initial recognition, are measured and reported at fair value less estimated costs to sell through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The initial fair value of OREO is estimated using Level 3 inputs based on fair value less estimated costs to sell which creates a new cost basis. OREO is re-measured at the lower of cost or fair value after initial recognition and reported using a valuation allowance on foreclosed assets. Fair value is generally based on third party appraisals and is therefore considered a Level 3 measurement.

ASC Topic 825 requires disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, whether or not recognized in the consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.

The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed:

Cash and cash equivalents and accrued interest:    The carrying amounts reported in the balance sheets approximate the fair values for those assets and liabilities. In accordance with ASC Topic 820, cash and cash equivalents and accrued interest have been categorized as a Level 2 fair value measurement.

Loans receivable:    The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, and consumer and other loans held for investment are estimated using observable inputs including estimated cash flows, and discount rates based on interest rates currently being offered for loans with similar terms, to borrowers of similar credit quality. In accordance with ASC Topic 820, loans held for investment have been categorized as a Level 2 fair value measurement.

Federal Home Loan Bank stock:    The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value.

Deposits:    The fair value of checking, savings and money market accounts are estimated using a discounted cash flow analysis, with run-off rate based on published bank regulatory decay rate tables. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. In accordance with ASC Topic 820, deposits have been categorized as a Level 2 fair value measurement.

Other borrowed funds:    The fair value of other borrowed funds are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements. In accordance with ASC Topic 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

Off-balance-sheet instruments:    The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	March 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$242,980	$242,980	$107,015	$107,015
Investment securities available for sale	242,229	242,299	523,289	523,289
Investment securities held to maturity	20	20	27	28
Loans held for sale	39,332	39,742	7,538	7,633
Loans held for investment	2,058,008	2,008,278	2,520,367	2,430,117
Mortgage servicing rights	22,156	22,346	24,961	26,554
Federal Home Loan Bank stock	35,792	35,792	54,829	54,829
Accrued interest receivable	12,075	12,075	16,353	16,353
Interest rate lock commitments	943	943	117	117
Financial liabilities:
Deposits	2,264,915	2,232,691	2,699,433	2,649,499
Other borrowed funds	476,103	502,846	659,005	681,140
Accrued interest payable — borrowings	36,568	36,568	20,166	20,166
Accrued interest payable — deposits	1,513	1,513	3,501	3,501
Interest rate lock commitments	72	72	41	41
Forward contracts to sell mortgage	459	459	148	148

Note 19 — Condensed Parent Only Financial Information

The following represents the parent company only financial information of the Corporation:

Condensed Balance Sheets

	March 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$2,584	$2,619
Investment in subsidiaries	127,690	127,104
Loans receivable from non-bank subsidiaries	4,225	4,225
Other	632	633

Total assets	$135,131	$134,581

LIABILITIES
Loans payable	$116,300	$116,300
Accrued interest and fees payable	41,042	23,544
Other liabilities	7,339	7,908

Total liabilities	164,681	147,752

STOCKHOLDERS’ DEFICIT

Total stockholders’ deficit	(29,550)	(13,171)

Total liabilities and stockholders’ deficit	$135,131	$134,581

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Interest income	$7	$10	$166
Interest expense	17,498	14,983	16,820

Net interest expense	(17,491)	(14,973)	(16,654)
Equity in net loss from subsidiaries	(19,498)	(26,707)	(158,709)
Non-interest income	413	—	102

Loss from operations	(36,576)	(41,680)	(175,261)
Non-interest expense	1,287	935	2,191

Loss before income taxes	(37,863)	(42,615)	(177,452)
Income tax benefit	(1,125)	(1,437)	(538)

Net loss	(36,738)	(41,178)	(176,914)
Preferred stock dividends in arrears	(6,278)	(5,934)	(5,648)
Preferred stock discount accretion	(7,413)	(7,412)	(7,411)

Net loss available to common equity	$(50,429)	$(54,524)	$(189,973)

Condensed Statements of Cash Flows

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net loss	$(36,738)	$(41,178)	$(176,914)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in net loss of subsidiaries	19,498	26,707	158,709
Other	17,205	17,589	(4,095)

Net cash provided (used) by operating activities	(35)	3,118	(22,300)
Investing Activities
Proceeds from sales of investment securities available for sale	—	—	119
Net decrease in loans receivable from non-bank subsidiaries	—	375	15,842
Capital contribution to Bank subsidiary	—	(2,000)	—
Capital contribution to non-Bank subsidiary	—	—	(5)

Net cash provided (used) by investing activities	—	(1,625)	15,956
Financing Activities
Issuance of treasury stock related to equity compensation plans	—	6	115
Purchase of remaining ESOP shares	—	(8)	—

Net cash provided by financing activities	—	(2)	115
Increase (decrease) in cash and cash equivalents	(35)	1,491	(6,229)
Cash and cash equivalents at beginning of year	2,619	1,128	7,357

Cash and cash equivalents at end of year	$2,584	$2,619	$1,128

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

Real Estate Investments:    The Corporation’s non-banking subsidiary, IDI, invested in limited partnerships in real estate developments. Such developments included recreational residential developments. In 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one residential real estate development along with various notes receivable.

The Real Estate Investment segment borrows funds from the Corporation to meet its operating needs. Such intercompany borrowings are eliminated in consolidation. The interest income and interest expense associated with such borrowings are also eliminated in consolidation.

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2012, 2011 and 2010, respectively.

	Year Ended March 31, 2012
	Real Estate Investments	Community Banking	Intersegment Eliminations	Consolidated Financial Statements
		(In thousands)
Interest income	$54	$127,197	$—	$127,251
Interest expense	—	55,329	—	55,329

Net interest income	54	71,868	—	71,922
Provision for loan losses	—	33,578	—	33,578

Net interest income after provision for loan losses	54	38,290	—	38,344
Other revenue from real estate operations	222	—	—	222
Other income	—	49,139	(5)	49,134
Other expense from real estate partnership operations	(886)	—	5	(881)
Other expense	—	(123,547)	—	(123,547)

Income (loss) before income taxes	(610)	(36,118)	—	(36,728)
Income tax expense (benefit)	(41)	51	—	10

Net loss	$(569)	$(36,169)	$—	$(36,738)

Total assets at end of period	$550	$2,788,902	$—	$2,789,452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2011
	Real Estate Investments	Community Banking	Intersegment Eliminations	Consolidated Financial Statements
		(In thousands)
Interest income	$83	$166,380	$—	$166,463
Interest expense	—	81,383	—	81,383

Net interest income	83	84,997	—	85,080
Provision for loan losses	—	51,198	—	51,198

Net interest income after provision for loan losses	83	33,799	—	33,882
Other revenue from real estate operations	92	—	—	92
Other income	—	59,416	(5)	59,411
Other expense from real estate partnership operations	(667)	—	5	(662)
Other expense	—	(133,737)	—	(133,737)

Income (loss) before income taxes	(492)	(40,522)	—	(41,014)
Income tax expense (benefit)	641	(477)	—	164

Net loss	$(1,133)	$(40,045)	$—	$(41,178)

Total assets at end of period	$518	$3,394,307	$—	$3,394,825

	Year Ended March 31, 2010
	Real Estate Investments	Community Banking	Intersegment Eliminations	Consolidated Financial Statements
	(In thousands)
Interest income	$95	$217,144	$(157)	$217,082
Interest expense	128	132,152	(157)	132,123

Net interest income (loss)	(33)	84,992	—	84,959
Provision for loan losses	—	161,926	—	161,926

Net interest loss after provision for loan losses	(33)	(76,934)	—	(76,967)
Other revenue from real estate operations	1,684	—	—	1,684
Other income	—	55,725	(24)	55,701
Other expense from real estate partnership operations	(4,983)	—	24	(4,959)
Other expense	—	(153,873)	—	(153,873)

Loss before income taxes	(3,332)	(175,082)	—	(178,414)
Income tax (benefit)	(488)	(1,012)	—	(1,500)

Net loss	$(2,844)	$(174,070)	$—	$(176,914)

Total assets at end of period	$5,945	$4,410,320	$—	$4,416,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Earnings per Share

The computation of earnings per share for fiscal years 2012, 2011 and 2010 is as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share — loss available to common stockholders	$(50,429)	$(54,524)	$(189,973)
Denominator:
Denominator for basic earnings per share — weighted-average shares	21,248	21,252	21,189
Effect of dilutive securities:
Employee stock options	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,248	21,252	21,189

Basic loss per common share	$(2.37)	$(2.57)	$(8.97)

Diluted loss per common share	$(2.37)	$(2.57)	$(8.97)

At March 31, 2012, approximately 189,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The U.S. Treasury’s warrants to purchase 7.4 million shares of common stock at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the warrants were converted are not included in the computation of diluted earnings per share for the years ended March 31, 2012, 2011 and 2010.

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

McGladrey LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Corporation) as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, at March 31, 2012, all of the subsidiary bank’s regulatory capital amounts and ratios are below the capital levels required by the cease and desist order. The subsidiary bank has also suffered recurring losses from operations. Failure to meet the capital requirements exposes the Corporation to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the subsidiary bank. In addition, as discussed in Note 11, the Corporation’s outstanding balance under the Amended and Restated Credit Agreement is currently in default. These matters raise substantial doubt about the ability of the Corporation to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 5, 2012 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/     McGladrey LLP

Madison, Wisconsin

June 5, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries’ (the Corporation’s) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion the Corporation maintained in all material respects effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of for the year ended March 31, 2012 of Anchor BanCorp Wisconsin Inc. and our report dated June 5, 2012 expressed an unqualified opinion with an emphasis paragraph regarding the Corporation’s ability to continue as a going concern.

/s/     McGladrey LLP

Madison, Wisconsin

June 5, 2012

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure and control procedures as of March 31, 2012.

As of March 31, 2012, the CEO and CFO have concluded that the disclosure and control procedures were effective for providing reliability in financial reporting and the preparation of financial statements.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of reports that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Corporation;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made in accordance with authorizations of management and directors of the Corporation; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Corporation assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2012. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Corporation internal control over financial reporting was effective as of March 31, 2012.

Internal Control over Financial Reporting

During the year ended March 31, 2012, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation maintained effective entity level controls over financial reporting to ensure that the Corporation’s financial statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.     Other Information

None.

P ART III

Item 10.    Directors , Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.    Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Category
Equity compensation plans approved by security holders	189,345	(1)	$25.19	1,240,314	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	189,345		$25.19	1,240,314

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes 810,445 shares of stock options available for future grants and 429,869 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey LLP, dated June 5, 2012, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2012 and 2011.

Consolidated Statements of Operations and Comprehensive Loss for each year in the three-year period ended March 31, 2012.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each year in the three-year period ended March 31, 2012.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2012.

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

(a) (3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:
3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc., as amended, including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K for the year ended March 31, 2001 filed on June 11, 2001, File No. 000-20006, Film No. 01657997) and Articles of Amendment with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series B dated January 30, 2009 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992) and Amendment to the Bylaws of Anchor BanCorp Wisconsin, Inc. dated June 2, 2009 (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
4.2	Warrant to Purchase Shares of Anchor BanCorp Wisconsin, Inc. Common Stock dated January 30, 2009 issued to the United States Department of the Treasury (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
4.3	Rights Agreement dated as of November 5, 2010 between Anchor BanCorp Wisconsin, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed November 5, 2010, File No. 101169696).

Exhibit No. 10.	Material Contracts:
10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.2	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to Annex B of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).
10.3	Employment Agreement between the Bank and Scott McBrair effective January 31, 2012 (filed herewith).
10.4	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).
10.5	1995 Stock Incentive Plan (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).
10.6	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.7	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.8	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994 filed on June 29, 1994, File No. 000-2006).
10.9	2001 Stock Option Plan for Non-Employee Directors (incorporated by reference to Annex C of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).
10.10	2004 Equity Incentive Plan (incorporated by reference to Appendix B of Registrant’s proxy statement filed June 10, 2004, File No. 000-20006, Film No. 04857422).
10.11	Employment Agreement between the Bank and Chris Bauer effective June 23, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 30, 2011, File No. 001-34955, Film No. 11940130).
10.12	Amended and Restated Credit Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).
10.13	Pledge Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).

10.14	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 30, 2008, File No. 000-20006, Film No. 081098069).
10.15	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 22, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 31, 2008, File No. 000-20006, Film No. 081279327).
10.16	Letter Agreement including the Securities Purchase Agreement—Standard Terms, between Anchor BanCorp Wisconsin, Inc. and the United States Department of the Treasury, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
10.17	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 2, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 4, 2009, File No. 000-20006, Film No. 09654044).
10.18	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 29, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 2, 2009, File No. 000-20006, Film No. 09867558).
10.19	Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.20	Stipulation and Consent to Issuance of Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.21	Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.30 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.22	Stipulation and Consent to Issuance of Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.31 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.23	Employment Agreement between the Bank and Martha M. Hayes effective August 1, 2011 (incorporated by reference to Exhibit 10.31 of Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011, File No. 001-34955, Film No. 111185277).
10.24	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of December 22, 2009, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 23, 2009, File No. 000-20006, Film No. 091258727).

10.25	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of April 29, 2010, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 6, 2010, File No. 000-20006, Film No. 10808918).
10.26	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of May 25, 2011, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 1, 2011, File No. 001-34955, Film No. 11883616).
10.27	Prompt Corrective Action Directive between AnchorBank, fsb and the Office of Thrift Supervision (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed September 8, 2010, File No. 000-20006, Film No. 101061856).
10.28	Branch Sale Agreement between AnchorBank, fsb and Nicolet National Bank dated May 5, 2010 (incorporated by reference to Exhibit 10.35 of Registrant’s Annual Report on Form 10-K filed June 29, 2010, File No. 000-20006, Film No. 10924914).
10.29	Branch Sale Agreement between AnchorBank, fsb and Royal Credit Union dated November 13, 2009 (incorporated by reference to Exhibit 10.36 of Registrant’s Annual Report on Form 10-K filed June 29, 2010, File No. 000-20006, Film No. 10924914).
10.30	Severance Agreement between the Bank and Donald Bertucci effective January 1, 2011 (incorporated by reference to Exhibit 10.30 of Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011, File No. 001-34955, Film No. 111185277).
10.31	Amendment No. 8 to Amended and Restated Credit Agreement, dated as of November 29, 2011, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2011, File No. 001-34955, Film No. 111234622).

The Corporation’s management contracts or compensatory plans or arrangements consist of

Exhibits 10.1-10.31 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 21 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and“Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey LLP:

The consent of McGladrey LLP is included herein as an exhibit to this Report.

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

(c) Financial Statements excluded from Annual Report to Shareholders pursuant to Rule 14a-3(b)

Not applicable

Exhibit No. 101

The following financial statements from the Anchor Bancorp Wisconsin, Inc. Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements are included herein as an exhibit to this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris Bauer
Chris Bauer President and Chief Executive Officer

Date: June 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Chris Bauer	By:	/s/ Thomas G. Dolan
	Chris Bauer President and Chief Executive Officer (principal executive officer) Date: June 5, 2012		Thomas G. Dolan Executive Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: June 5, 2012

By:	/s/ Donald D. Kropidlowski	By:	/s/ Greg M. Larson
	Donald D. Kropidlowski Director Date: June 5, 2012		Greg M. Larson Director Date: June 5, 2012

By:	/s/ Richard A. Bergstrom	By:	/s/ Pat Richter
	Richard A. Bergstrom Director Date: June 5, 2012		Pat Richter Director Date: June 5, 2012

By:	/s/ James D. Smessaert	By:	/s/ Holly Cremer Berkenstadt
	James D. Smessaert Director Date: June 5, 2012		Holly Cremer Berkenstadt Director Date: June 5, 2012

By:	/s/ Donald D. Parker	By:	/s/ David L. Omachinski
	Donald D. Parker Director Date: June 5, 2012		David L. Omachinski Director Date: June 5, 2012

By:	/s/ Duane Morse	By:	/s/ Leonard Rush
	Duane Morse Director Date: June 5, 2012		Leonard Rush Director Date: June 5, 2012