Form 10-Q
period 2012-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2012-08-09
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Class: Common stock — $.10 Par Value

Number of shares outstanding as of July 31, 2012: 21,247,725

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	March 31, 2012
	(In thousands, except share data)
Assets
Cash and due from banks	$55,995	$51,584
Interest-bearing deposits	312,374	191,396

Cash and cash equivalents	368,369	242,980
Investment securities available for sale	231,644	242,299
Investment securities held to maturity (fair value of $0 and $20, respectively)	—	20
Loans
Held for sale	27,938	39,332
Held for investment, less allowance for loan losses of $100,477 at June 30, 2012 and $111,215 at March 31, 2012	1,959,551	2,058,008
Other real estate owned, net	83,955	88,841
Premises and equipment, net	27,422	25,453
Federal Home Loan Bank stock—at cost	30,522	35,792
Mortgage servicing rights, net	20,590	22,156
Accrued interest receivable	11,391	12,075
Other assets	22,694	22,496

Total assets	$2,784,076	$2,789,452

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$275,526	$264,751
Interest bearing	1,977,647	2,000,164

Total deposits	2,253,173	2,264,915
Other borrowed funds	476,378	476,103
Accrued interest and fees payable	47,937	43,320
Accrued taxes, insurance and employee related expenses	6,502	6,385
Other liabilities	28,594	28,279

Total liabilities	2,812,584	2,819,002

Commitments and contingent liabilities (Note 13)

Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $20,395 at June 30, 2012 and $18,785 at March 31, 2012	98,284	96,421
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,247,725 shares outstanding	2,536	2,536
Additional paid-in capital	110,402	110,402
Retained deficit	(149,321)	(147,513)
Accumulated other comprehensive income related to AFS securities	4,444	3,628
Accumulated other comprehensive loss related to OTTI securities - non credit factors	(3,325)	(3,496)

Total accumulated other comprehensive income	1,119	132
Treasury stock (4,115,614 shares at June 30, 2012 and March 31, 2012), at cost	(90,259)	(90,259)
Deferred compensation obligation	(1,269)	(1,269)

Total stockholders’ deficit	(28,508)	(29,550)

Total liabilities and stockholders’ deficit	$2,784,076	$2,789,452

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands, except per share data)
Interest income:
Loans	$25,288	$32,109
Investment securities and Federal Home Loan Bank stock	1,549	3,956
Interest-bearing deposits	154	52

Total interest income	26,991	36,117

Interest expense:
Deposits	3,591	7,319
Other borrowed funds	7,001	7,278

Total interest expense	10,592	14,597

Net interest income	16,399	21,520
Provision for credit losses	(1,716)	3,482

Net interest income after provision for credit losses	18,115	18,038

Non-interest income:
Impairment on new OTTI securities	—	—
Non-credit related impairment on new OTTI securities recognized in other comprehensive income	—	—
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(64)	(59)

Net impairment losses recognized in earnings	(64)	(59)
Loan servicing income (loss), net of amortization	(395)	814
Service charges on deposits	2,866	2,794
Investment and insurance commissions	1,032	1,037
Net gain on sale of loans	5,823	1,173
Net gain on sale of investment securities	62	1,136
Net gain on sale of OREO	3,172	1,245
Revenue from real estate partnership operations	5	38
Other	997	994

Total non-interest income	13,498	9,172

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Con’t.)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands, except per share data)
Non-interest expense:
Compensation and benefits	$10,560	$10,194
Occupancy	1,833	1,980
Furniture and equipment	1,586	1,544
Federal deposit insurance premiums	1,564	1,933
Data processing	1,385	1,383
Marketing	239	305
Expenses from real estate partnership operations	571	42
OREO expense, net	7,012	8,870
Mortgage servicing rights impairment	1,257	221
Legal services	1,574	934
Other professional fees	643	1,018
Other	3,334	3,531

Total non-interest expense	31,558	31,955

Income (loss) before income taxes	55	(4,745)
Income tax expense	—	10

Net income (loss)	55	(4,755)
Preferred stock dividends in arrears	(1,610)	(1,536)
Preferred stock discount accretion	(1,863)	(1,863)

Net loss available to common equity	$(3,418)	$(8,154)

Net income (loss)	$55	$(4,755)
Reclassification adjustment for realized net gains recognized in income	(62)	(1,136)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	68	59
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	(4)	—
Change in net unrealized gains on available-for-sale securities	985	14,013

Comprehensive income	$1,042	$8,181

Loss per common share:
Basic	$(0.16)	$(0.38)
Diluted	(0.16)	(0.38)
Dividends declared per common share	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)
Balance at April 1, 2011	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)

Net loss	—	—	—	(36,738)	—	—	—	(36,738)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(6,579)	(6,579)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	—	—	—	—	—	—	558	558
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	26,105	26,105
Vesting of restricted stock	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	(1,111)	—	—	1,111	—	—
Accretion of preferred stock discount	7,413	—	—	(7,413)	—	—	—	—

Balance at March 31, 2012	96,421	2,536	110,402	(147,513)	(90,259)	(1,269)	132	(29,550)

Net income	—	—	—	55	—	—	—	55
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(62)	(62)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income	—	—	—	—	—	—	68	68
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	—	—	—	(4)	(4)
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	985	985
Accretion of preferred stock discount	1,863	—	—	(1,863)	—	—	—	—

Balance at June 30, 2012	$98,284	$2,536	$110,402	$(149,321)	$(90,259)	$(1,269)	$1,119	$(28,508)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Operating Activities
Net income (loss)	$55	$(4,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	(1,716)	3,482
Provision for OREO losses	4,634	4,890
Depreciation and amortization	1,004	909
Amortization and accretion of investment securities premium/discount, net	206	371
Real estate held for development and sale impairment	245	—
Mortgage servicing rights impairment	1,257	221
Cash paid to originate loans held for sale	(242,340)	(80,549)
Cash received on sale of loans held for sale	259,557	72,927
Net gain on sales of loans	(5,823)	(1,173)
Net gain on sale of investment securities	(62)	(1,136)
Gain on sale of OREO	(3,172)	(1,245)
Net impairment losses recognized in earnings	64	59
Decrease in accrued interest receivable	684	730
Increase in prepaid expense and other assets	(134)	(345)
Increase in accrued interest and fees payable	4,617	2,962
Increase in other liabilities	432	3,193

Net cash provided by operating activities	19,508	541

Investing Activities
Proceeds from sale of investment securities	1,905	55,757
Principal collected on investment securities	9,549	10,405
FHLB stock redemption	5,270	—
Decrease in loans held for investment	81,355	102,646
Purchases of premises and equipment	(103)	(156)
Proceeds from sale of premises and equipment	—	9
Proceeds from sale of OREO	19,372	20,823

Net cash provided by investing activities	117,348	189,484

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Cont’d)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Financing Activities
Decrease in deposits	$(16,401)	$(61,183)
Increase in advance payments by borrowers for taxes and insurance	4,659	3,989
Proceeds from borrowed funds	19,700	1,550,000
Repayment of borrowed funds	(19,425)	(1,661,100)

Net cash used in financing activities	(11,467)	(168,294)

Net increase in cash and cash equivalents	125,389	21,731
Cash and cash equivalents at beginning of period	242,980	107,015

Cash and cash equivalents at end of period	$368,369	$128,746

Supplementary cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$5,975	$11,635
Income taxes	10	—
Non-cash transactions:
Transfer of loans to OREO	18,818	23,252
Transfer of OREO to premises and equipment	2,870	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at June 30, 2012: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three-month period ended June 30, 2012 is not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Certain prior period amounts have been reclassified to conform to the current period presentations with no impact on net income (loss) or total equity.

Note 2 – Significant Risks and Uncertainties

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

On August 31, 2010, the OTS approved the capital restoration plan submitted by the Bank, although the approval included a Prompt Corrective Action Directive (“PCA”). The only additional requirement included in the PCA was that the Bank must obtain prior written approval from the Regional Director before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of other real estate owned due to foreclosure (“OREO”) where the contract does not exceed $3.5 million and the sales price of the OREO does not fall below 85% of the net carrying value of the OREO.

The Orders also required that, as of September 30, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, as of December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent.

At June 30, 2012, the Bank had a tier 1 leverage (core) ratio of 4.56% and a total risk-based capital ratio of 8.98%, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders, the Bank could be subject to further regulatory action, although neither the Bank nor the Corporation has received notice of any regulatory action to be taken by the OCC or the Federal Reserve with regards to the Orders. That said, at June 30, 2012, the Bank’s risk-based capital is considered “adequately capitalized” for regulatory purposes. Under OCC requirements, a bank must have a total risk-based capital ratio of 8 percent or greater to be considered adequately capitalized. The Bank continues to work toward the requirements of the Bank Order which requires a total risk-based capital ratio of 12 percent, which exceeds traditional capital levels for a bank. All customer deposits remain fully insured to the limits set by the FDIC.

As referenced above, on July 21, 2011, the OTS, which was the Bank’s primary regulator, ceased operations as a result of changes implemented pursuant to the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the OCC, and the Federal Reserve became the primary regulator for the Corporation. The Federal Reserve and the OCC are now responsible for the administration of the Orders.

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Orders. The Corporation and the Bank consult with the Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in the past four fiscal years, significant levels of criticized assets at the Bank and negative equity raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

As discussed in greater detail in the previous section, “Regulatory Agreements”, the Corporation and the Bank have submitted a capital restoration plan describing how the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted this plan. The OCC and Federal Reserve now have oversight authority of this plan.

Further, the Corporation entered into an amendment dated November 29, 2011 (“Amendment No. 8”) to the Amended and Restated Credit Agreement (“Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent” as described in Note 9, in which the existing interest rate remained the same and the financial covenants related to capital ratios and non-performing loans were moderately relaxed. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights if all covenants are not complied with, including the right to accelerate the maturity of the borrowings. As of June 30, 2012, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce outstanding borrowings to zero. There can be no assurance that the Corporation will be able to raise sufficient capital or have enough cash on hand to reduce outstanding borrowings to zero by November 30, 2012, which may, if unable to secure an extension at that time, limit the Corporation’s ability to fund ongoing operations.

Credit Risks

While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and impaired loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations.

Non-performing assets totaled $272.9 million at June 30, 2012, or 9.8% of total assets, which decreased the Corporation’s interest income. The Corporation’s results of operations will continue to be impacted by the level of non-performing assets and the Corporation expects continued downward pressure on interest income in the future. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has net income of $55,000 for the three months ended June 30, 2012. Stockholders’ equity improved from a deficit of $29.6 million or (1.06)% of total assets at March 31, 2012 to a deficit of $28.5 million or (1.02)% of total assets at June 30, 2012.

Note 3 – Recent Accounting Pronouncements

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 states that in evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments to Topic 310 also required new disclosures regarding currently outstanding TDRs and TDR activity during the period. The Corporation adopted ASU 2011-02 in its second quarter of fiscal 2012.

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, the beginning of the prior fiscal year, for identification as TDRs. Certain receivables were identified as TDRs for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, they were also deemed impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs but did not have a material impact on the Company’s financial statements for the periods ended September 30, 2011. At September 30, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $258,000, and the resulting allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was zero.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
At June 30, 2012
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,528	$23	$—	$3,551
Corporate stock and bonds	652	77	(22)	707
Non-agency CMOs (1)	21,784	32	(3,340)	18,476
Government sponsored agency mortgage-backed securities (1)	3,797	248	—	4,045
GNMA mortgage-backed securities (1)	200,764	4,105	(4)	204,865

	$230,525	$4,485	$(3,366)	$231,644

At March 31, 2012
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,556	$—	$(25)	$3,531
Corporate stock and bonds	652	50	(41)	661
Non-agency CMOs (1)	25,067	163	(3,638)	21,592
Government sponsored agency mortgage-backed securities (1)	3,944	251	—	4,195
GNMA mortgage-backed securities (1)	208,948	3,597	(225)	212,320

	$242,167	$4,061	$(3,929)	$242,299

Held-to-maturity:
Government sponsored agency mortgage-backed securities (1) (2)	$20	$—	$—	$20

(1)	Primarily collateralized by residential mortgages.
(2)	Full principal payoff was received on this security in May, 2012.

Independent pricing services are used to value all investment securities. One pricing service is used to value all securities except the non-agency CMOs. A specialized pricing service is used for valuation of the non-agency CMO portfolio.

To estimate the fair value of non-agency CMOs, the pricing service valuation model discounted estimated expected cash flows after credit losses at rates ranging from 4% to 12%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The tables below present the fair value and gross unrealized losses of all securities in an unrealized loss position, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2012 and March 31, 2012.

	At June 30, 2012
	Unrealized Loss Position Less than 12 months		Unrealized Loss Position 12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Corporate stock and bonds	$66	$(22)	$—	$—	$66	$(22)
Non-agency CMOs	73	—	16,392	(3,340)	16,465	(3,340)
GNMA mortgage-backed securities	10,176	(4)	—	—	10,176	(4)

	$10,315	$(26)	$16,392	$(3,340)	$26,707	$(3,366)

	At March 31, 2012
	Unrealized Loss Position Less than 12 months		Unrealized Loss Position 12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. government sponsored and federal agency obligations	$3,531	$(25)	$—	$—	$3,531	$(25)
Corporate stock and bonds	111	(41)	—	—	111	(41)
Non-agency CMOs	77	—	18,109	(3,638)	18,186	(3,638)
GNMA mortgage-backed securities	37,631	(225)	—	—	37,631	(225)

	$41,350	$(291)	$18,109	$(3,638)	$59,459	$(3,929)

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 15 at June 30, 2012 and 20 at March 31, 2012, respectively. Although these securities have declined in value these unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security with an unrealized loss, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment loss in earnings equal to the difference between the security’s fair value and its amortized cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the portion of the impairment that is deemed other-than-temporary and recognized in earnings and is a reduction in the cost basis of the security. The portion of impairment related to all other factors is deemed temporary and included in other comprehensive income (loss).

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

The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 4% to 12%. These rates equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date.

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of June 1, 2012. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month 1 to month 24 constant default rate in the model ranged from 3.25% to 11.49%.

At June 30, 2012, 11 non-agency CMOs with a fair value of $16.8 million and an adjusted cost basis of $20.2 million were other-than-temporarily impaired. At March 31, 2012, 14 non-agency CMOs with a fair value of $19.6 million and an adjusted cost basis of $23.1 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $64,000 was included in earnings for the three months ended June 30, 2012. For the three months ended June 30, 2012, realized losses of $138,000 related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of June 30, 2012 due to changes in interest rates and other non-credit related factors totaled $26,000. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$2,391	$2,197
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	68	59
Credit related OTTI previously recognized for securities sold or paid-off during the period	(164)	—
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(138)	—

Ending balance of unrealized OTTI related to credit losses	$2,157	$2,256

All of the Corporation’s other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	At June 30, 2012
(In thousands)
Prior to 2005	$7
2005	471
2006	299
2007	1,380

$2,157

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Proceeds from sales:	$1,905	$55,757

Gross gains on sales	62	1,141
Gross losses on sales	—	(5)

Net gain on sales	$62	$1,136

At June 30, 2012 and March 31, 2012, investment securities available-for-sale with a fair value of approximately $208.2 million and $216.3 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at June 30, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$3,551	$—	$—	$3,551
Corporate stock and bonds	—	—	—	707	707
Non-agency CMOs	—	—	827	17,649	18,476
Government sponsored agency mortgage-backed securities	10	30	867	3,138	4,045
GNMA mortgage-backed securities	—	—	434	204,431	204,865

Total	$10	$3,581	$2,128	$225,925	$231,644

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	June 30, 2012	March 31, 2012
	(In thousands)
Residential	$551,464	$564,691
Commercial and industrial	30,473	38,977
Commercial real estate:
Land and construction	163,435	186,048
Multi-family	324,481	342,216
Retail/office	275,759	298,277
Other commercial real estate	234,667	248,275
Consumer:
Education	227,125	240,331
Other consumer	271,975	269,532

Total unpaid principal balance	2,079,379	2,188,347

Allowance for loan losses	(100,477)	(111,215)
Undisbursed loan proceeds(1)	(16,526)	(16,034)
Unearned loan fees, net	(2,819)	(3,086)
Unearned interest	(6)	(4)

Total contras to loans	(119,828)	(130,339)

Loans held for investment	$1,959,551	$2,058,008

(1)	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Corporation.

Residential Loans

At June 30, 2012, $551.5 million, or 26.5%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At June 30, 2012, approximately $380.8 million, or 69.0%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. Current production of these loans with terms of 15 years or more are generally sold to Fannie Mae, Freddie Mac and other institutional investors, while a small percentage of loan production is retained in the held for investment portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”) and the Federal Housing Administration (“FHA”). The Corporation retains the right to service substantially all loans that it sells.

At June 30, 2012, approximately $170.7 million, or 31.0%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Corporation’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At June 30, 2012, the unpaid principal balance receivable of commercial and industrial loans amounted to $30.5 million, or 1.5%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At June 30, 2012, $998.3 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 48.0% of the total loans unpaid principal balance receivable. The Corporation generally limits the origination of such loans to its primary market area.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At June 30, 2012, $499.1 million, or 24.0%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $227.1 million, or 10.9%, of the total loans unpaid principal balance receivable at June 30, 2012 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within six months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended September 30, 2010, the Corporation discontinued the origination of student loans. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three months ended June 30, 2012.

The largest component of the other consumer loan portfolio is second mortgage and home equity loans. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 85% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

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

Allowances for Loan Losses

The allowance for loan losses consists of general, substandard and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass, watch and special mention rated loans and is based on historical loss experience adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. A reserve for unfunded commitments and letters of credit is also maintained which is classified in other liabilities.

The following table presents the allowance for loan losses by component:

	At June 30, 2012	At March 31, 2012
	(In thousands)
General component	$32,170	$37,085
Substandard loan component	28,936	29,980
Specific component	39,371	44,150

Total allowance for loan losses	$100,477	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	At June 30, 2012	At March 31, 2012
	(In thousands)
Pass	$1,567,180	$1,624,889
Watch	119,203	115,917
Special mention	42,194	56,762

Total pass, watch and special mention rated loans	1,728,577	1,797,568

Substandard, excluding TDR accrual	90,122	93,207

TDR accrual	71,693	72,648
Non-accrual	188,987	224,924

Total impaired loans	260,680	297,572

Total unpaid principal balance	$2,079,379	$2,188,347

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Quarter Ended June 30, 2012:
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	1,673	(1,443)	(3,760)	727	(2,803)
Charge-offs	(1,363)	(1,651)	(6,768)	(791)	(10,573)
Recoveries	208	1,042	1,356	32	2,638

Ending balance	$13,545	$8,516	$75,981	$2,435	$100,477

For the Quarter Ended June 30, 2011:
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provision	390	(197)	2,733	694	3,620
Charge-offs	(1,756)	(2,522)	(12,574)	(858)	(17,710)
Recoveries	506	643	1,415	144	2,708

Ending balance	$19,627	$17,465	$98,019	$3,629	$138,740

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of June 30, 2012 and March 31, 2012:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
At June 30, 2012:
Allowance for loan losses:
Individually evaluated for impairment	$4,900	$4,726	$29,363	$382	$39,371
Collectively evaluated for impairment	8,645	3,790	46,618	2,053	61,106

Total	$13,545	$8,516	$75,981	$2,435	$100,477

Loans:
Loans individually evaluated	$46,172	$9,230	$197,350	$7,928	$260,680
Loans collectively evaluated	505,292	21,243	800,992	491,172	1,818,699

Total	$551,464	$30,473	$998,342	$499,100	$2,079,379

At March 31, 2012:
Allowance for loan losses:
Individually evaluated for impairment	$5,080	$5,548	$33,137	$385	$44,150
Collectively evaluated for impairment	7,947	5,020	52,016	2,082	67,065

Total	$13,027	$10,568	$85,153	$2,467	$111,215

Loans:
Loans individually evaluated	$49,411	$10,774	$228,873	$8,514	$297,572
Loans collectively evaluated	515,280	28,203	845,943	501,349	1,890,775

Total	$564,691	$38,977	$1,074,816	$509,863	$2,188,347

The provision for credit losses reflected in the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three months ended June 30,
	2012	2011
	(In thousands)
Provision for loan losses	$(2,803)	$3,620
Provision for unfunded commitment losses	1,087	(138)

Provision for credit losses	$(1,716)	$3,482

The provision for unfunded commitment losses in the three months ending June 30, 2012 totaled $1.1 million, up from $(0.1) million during the same period in 2011. This increase reflects the implementation in June 2012 of a more refined process of estimating probable losses inherent in the unfunded loan commitment and letter of credit portfolios. The reserve for unfunded commitments and letters of credit at June 30, 2012 totaled $1.7 million, classified in other liabilities on the consolidated balance sheet.

At June 30, 2012, $260.7 million of unpaid principal balance of loans were identified as impaired which includes performing troubled debt restructurings. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of the Corporation’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of June 30, 2012:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
	(In thousands)
With no specific allowance recorded:
Residential	$16,389	$—	$16,389	$17,311	$113
Commercial and industrial	111	—	111	1,501	46
Land and construction	40,290	—	40,290	43,451	103
Multi-family	15,174	—	15,174	15,678	127
Retail/office	12,444	—	12,444	12,581	133
Other commercial real estate	20,988	—	20,988	22,004	195
Education	—	—	—	—	—
Other consumer	452	—	452	455	14

Subtotal	105,848	—	105,848	112,981	731

With an allowance recorded (1):
Residential	29,783	4,900	24,883	25,599	94
Commercial and industrial	9,119	4,726	4,393	5,468	98
Land and construction	23,242	13,061	10,181	15,108	107
Multi-family	31,017	7,795	23,222	24,184	288
Retail/office	29,455	6,609	22,846	22,370	317
Other commercial real estate	24,740	1,898	22,842	23,370	157
Education (2)	721	1	720	769	—
Other consumer	6,755	381	6,374	6,340	111

Subtotal	154,832	39,371	115,461	123,208	1,172

Total
Residential	46,172	4,900	41,272	42,910	207
Commercial and industrial	9,230	4,726	4,504	6,969	144
Land and construction	63,532	13,061	50,471	58,559	210
Multi-family	46,191	7,795	38,396	39,862	415
Retail/office	41,899	6,609	35,290	34,951	450
Other commercial real estate	45,728	1,898	43,830	45,374	352
Education (2)	721	1	720	769	—
Other consumer	7,207	381	6,826	6,795	125

	$260,680	$39,371	$221,309	$236,189	$1,903

(1)

Includes ratio-based allowance for loan losses of $2.8 million associated with loans totaling $23.9 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

(2)

Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance and average carrying amounts totaling $23,296 and $25,453 that are not considered impaired based on a guarantee provided by government agencies.

The carrying amounts above and below include the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of March 31, 2012:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
	(In thousands)
With no specific allowance recorded:
Residential	$19,845	$—	$19,845	$22,224	$208
Commercial and industrial	3,389	—	3,389	6,771	61
Land and construction	34,446	—	34,446	39,601	581
Multi-family	19,822	—	19,822	21,624	264
Retail/office	21,787	—	21,787	23,577	816
Other commercial real estate	24,213	—	24,213	23,812	571
Education	—	—	—	—	—
Other consumer	474	—	474	507	62

Subtotal	123,976	—	123,976	138,116	2,563

With an allowance recorded (1):
Residential	29,566	5,080	24,486	28,070	520
Commercial and industrial	7,385	5,548	1,837	6,285	260
Land and construction	47,545	14,543	33,002	47,499	886
Multi-family	27,307	7,896	19,411	25,803	927
Retail/office	28,954	6,672	22,282	27,417	858
Other commercial real estate	24,799	4,026	20,773	22,891	737
Education (2)	762	1	761	789	—
Other consumer	7,278	384	6,894	7,190	480

Subtotal	173,596	44,150	129,446	165,944	4,668

Total
Residential	49,411	5,080	44,331	50,294	728
Commercial and industrial	10,774	5,548	5,226	13,056	321
Land and construction	81,991	14,543	67,448	87,100	1,467
Multi-family	47,129	7,896	39,233	47,427	1,191
Retail/office	50,741	6,672	44,069	50,994	1,674
Other commercial real estate	49,012	4,026	44,986	46,703	1,308
Education (2)	762	1	761	789	—
Other consumer	7,752	384	7,368	7,697	542

	$297,572	$44,150	$253,422	$304,060	$7,231

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

The following is additional information regarding impaired loans:

	At June 30,	At March 31,
	2012	2012
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$154,832	$173,596
Without a specific reserve	105,848	123,976

Total impaired loans	260,680	297,572
Less:
Specific valuation allowance for impaired loans	(39,371)	(44,150)

Carrying amount of impaired loans	$221,309	$253,422

Average carrying amount of impaired loans	$236,189	$304,060
Loans and troubled debt restructurings on non-accrual status	188,987	224,924
Troubled debt restructurings – accrual	71,693	72,648
Troubled debt restructurings – non-accrual (1)	61,520	76,378
Loans past due ninety days or more and still accruing (2)	23,296	30,697

(1)	Troubled debt restructurings – non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)

Includes the guaranteed portion of education loans of $23,296 and $24,641 at June 30, 2012, and March 31, 2012, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

	For the Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$1,903	$1,263

All TDRs are classified as impaired loans, subject to performance conditions noted below. TDRs may be on either accrual or non-accrual status based upon the repayment performance of the borrower and management’s assessment of collectability. Loans deemed non-accrual may return to accrual status after six consecutive months of performance in accordance with the terms of the restructuring. Additionally, they may be considered not a TDR after twelve consecutive months of performance in accordance with the terms of the restructuring agreement, if the interest rate was a market rate for a borrower with similar credit risk at the date of restructuring.

The Corporation is currently committed to lend approximately $6.0 million in additional funds on impaired loans in accordance with the original terms of these loans; however, is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010, 2011 and 2012, as reflected in recently received appraisals. Currently, $348.2 million or approximately 92% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under Corporation policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

While Corporation policy may not require updated appraisals for these loans, new appraisals may still be obtained. For example, 56% of the loans which do not require an updated appraisal do have either an appraisal within the last year or an appraisal on order. If real estate values decline, the Corporation may have to increase its allowance for loan losses as updated appraisals or other indications of a decrease in the value of collateral are received.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
Residential	$2,305	$1,242	$34,442	$37,989
Commercial and industrial	1,045	936	2,595	4,576
Land and construction	5,227	110	24,004	29,341
Multi-family	2,087	539	25,850	28,476
Retail/office	1,190	6,501	10,352	18,043
Other commercial real estate	—	496	13,450	13,946
Education	9,113	7,155	24,017	40,285
Other consumer	1,045	852	6,384	8,281

	$22,012	$17,831	$141,094	$180,937

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
Residential	$2,414	$1,071	$37,791	$41,276
Commercial and industrial	976	539	3,183	4,698
Land and construction	37	—	60,680	60,717
Multi-family	360	541	26,371	27,272
Retail/office	2,627	2,634	14,033	19,294
Other commercial real estate	1,884	191	16,323	18,398
Education	8,370	6,562	25,403	40,335
Other consumer	1,664	692	6,879	9,235

	$18,332	$12,230	$190,663	$221,225

Total delinquencies (loans past due 30 days or more) at June 30, 2012 were $180.9 million. The Corporation has experienced a reduction in delinquencies in each quarter-end since December 31, 2010 due to improving credit conditions and loans moving to OREO. The Corporation has $23.3 million of education loans past due 90 days or more that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators:

The Corporation groups commercial and industrial and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. This analysis is updated on a monthly basis. The Corporation uses the following definitions for risk ratings:

Pass. Loans classified as pass represent assets that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity of the obligor, current net worth of the obligor and/or by the value of the loan collateral.

Watch. Loans classified as watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of an asset put on this list does not technically trigger their classification as substandard or non-accrual, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and results in a loss for the Corporation.

Special Mention. Loans classified as special mention exhibit material negative financial trends due to company specific or industry conditions which, if not corrected or mitigated, threaten their capacity to meet current or continuing debt obligations. These borrowers still demonstrate the financial flexibility to address and cure the root cause of these adverse financial trends without significant deviations from their current business plan. Their potential weakness deserves close attention and warrant enhanced monitoring on the part of management. The expectation is these borrowers will return to a pass rating given reasonable time; or will be further downgraded.

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

Non-Accrual. Loans classified as non-accrual have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this category are deemed collateral dependent and an individual impairment evaluation is performed on all relationships greater than $500,000. Loans in this category are allocated a specific reserve if the collateral does not support the outstanding loan balance or charged off if deemed uncollectible.

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Commercial and industrial	$10,438	$5,132	$244	$7,446	$7,213	$30,473
Commercial real estate:
Land and construction	47,596	18,667	6,236	44,587	46,349	163,435
Multi-family	240,725	22,415	1,921	22,534	36,886	324,481
Retail/office	144,885	53,769	8,877	43,576	24,652	275,759
Other	122,107	19,220	24,916	43,672	24,752	234,667

	$565,751	$119,203	$42,194	$161,815	$139,852	$1,028,815

Percent of total unpaid principal balance	55.0%	11.6%	4.1%	15.7%	13.6%	100.0%

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

						Total Unpaid
			Special			Principal
	Pass	Watch	Mention	Substandard	Non-Accrual	Balance
	(In thousands)
Commercial and industrial	$15,187	$5,506	$255	$9,812	$8,217	$38,977
Commercial real estate:
Land and construction	63,643	4,532	6,344	47,300	64,229	186,048
Multi-family	252,107	26,829	2,728	22,790	37,762	342,216
Retail/office	149,907	58,252	13,080	43,221	33,817	298,277
Other	122,427	20,798	34,355	42,732	27,963	248,275

	$603,271	$115,917	$56,762	$165,855	$171,988	$1,113,793

Percent of total unpaid principal balance	54.2%	10.4%	5.1%	14.9%	15.4%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of June 30, 2012 and March 31, 2012:

	At June 30, 2012			At March 31, 2012
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$510,129	$41,335	$551,464	$520,141	$44,550	$564,691
Consumer:
Education (1)	226,404	721	227,125	239,569	762	240,331
Other consumer	264,896	7,079	271,975	261,908	7,624	269,532

	$1,001,429	$49,135	$1,050,564	$1,021,618	$52,936	$1,074,554

(1)

Non – accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modification of loan terms in a troubled debt restructuring are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Number of Modifications	Unpaid Principal Balance (2) (at period end)
			Balance in the ALLL (3)
Troubled Debt Restructurings (1)			Prior to Modification	At Period End
	(Dollars in thousands)
Residential	0	$—	$—	$—
Commercial and industrial	2	163	206	156
Land and construction	2	962	96	—
Multi-family	0	—	—	—
Retail/office	3	1,719	596	631
Other commercial real estate	0	—	—	—
Education	0	—	—	—
Other consumer	2	37	—	—

	9	$2,881	$898	$787

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans.

The following table presents loans modified in a troubled debt restructuring from July 1, 2011 to June 30, 2012, by class, that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three months ended June 30, 2012:

	Three Months Ended
	June 30, 2012
		Unpaid
	Number of	Principal
	Modified	Balance (2)
Troubled Debt Restructurings (1)	Loans	(at period end)
	(Dollars in thousands)
Residential	0	$—
Commercial and industrial	2	523
Land and construction	0	—
Multi-family	0	—
Retail/office	1	161
Other commercial real estate	0	—
Education	0	—
Other consumer	0	—

	3	$684

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following table presents the unpaid principal balance of loans modified in a TDR during the three months ended June 30, 2012, by class and by type of modification:

	Principal and Interest to Interest Only
		Interest Rate Reduction
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)	Below Market Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	163	163
Land and construction	—	—	—	210	752	962
Multi-family	—	—	—	—	—	—
Retail/office	—	161	—	546	1,012	1,719
Other commercial real estate	—	—	—	—	—	—
Education	—	—	—	—	—	—
Other consumer	—	—	18	—	19	37

	$—	$161	$18	$756	$1,946	$2,881

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings – non-accrual balance may be returned to accrual status.

Pledged Loans

At June 30, 2012 and March 31, 2012, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $822.5 million and $792.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain of the real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $454,000 and $515,000 at June 30, 2012 and March 31, 2012, respectively. During the three months ended June 30, 2012, there were no principal additions and principal payments totaled $61,000.

Note 6 – Other Real Estate Owned

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets (OREO) are held for sale and are initially recorded at fair value less a discount for estimated selling expenses at the date of foreclosure. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

A summary of the activity in other real estate owned is as follows:

	For the Three Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$88,841	$90,707

Additions	18,818	23,252
Valuations/write-offs	(4,634)	(4,890)
Transfer to premises and equipment	(2,870)	—
Sales	(16,200)	(19,578)

Balance at end of period	$83,955	$89,491

The balances at end of period above are net of a valuation allowance of $24.5 million and $20.9 million at June 30, 2012 and 2011, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	For the Three Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$22,521	$19,975
Provision	4,634	4,890
Sales	(2,623)	(4,000)

Balance at end of period	$24,532	$20,865

During the three months ended June 30, 2012 and 2011, OREO expense, net was $7.0 million and $8.9 million, consisting of $4.6 million and $4.9 million of valuation adjustments, $411,000 and $1.1 million of foreclosure cost expense and $2.0 million and $2.9 million of net expenses from operations, respectively.

Note 7 – Mortgage Servicing Rights

The Corporation records mortgage servicing rights (MSRs) when loans are sold to third parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to an asset that is owned. Servicing assets are initially measured at fair value determined using a discounted cash flow model based on market assumptions at the time of origination. Subsequently, the MSR asset is carried at the lower of amortized cost or fair value. The Corporation assesses MSRs for impairment using a discounted cash flow model provided by a third party that is based on current market assumptions at each reporting period. For purposes of measuring fair value, the servicing rights are stratified into relatively homogeneous pools based on characteristics such as product type and interest rate bands. Impairment is recognized, if necessary, at the pool level rather than for each individual servicing right asset.

The fair value of the Corporation’s MSRs is highly sensitive to changes in market interest rates, and will generally decrease in value in a falling rate environment, while generally increasing in value as rates rise. The Corporation’s MSRs are fairly highly correlated to changes in the U.S. Treasury 10-year note rate which fell considerably from 1.67% at June 30, 2012 to 1.51% at July 31, 2012. Impairment losses are expected in future periods if market interest rates remain at these historically low levels or continue to decline.

The Corporation has chosen to use the amortization method to measure servicing assets. Under the amortization method, servicing assets are amortized in proportion to and over the period of net servicing income. Income generated as the result of the capitalization of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the consolidated statements of operations. Ancillary income is recorded in other non-interest income.

Information regarding mortgage servicing rights for the three months ended June 30, 2012 and 2011 is as follows:

	For the Three Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$24,970	$25,366
Additions	2,027	670
Amortization	(2,336)	(1,305)

Balance at end of period – before valuation allowance	24,661	24,731
Valuation allowance	(4,071)	(626)

Balance at end of period	$20,590	$24,105

Fair value at the end of the period	$20,848	$25,210
Key assumptions:
Weighted average discount rate	10.97%	11.30%
Weighted average prepayment speed	15.95%	9.90%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of June 30, 2012 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization

(In thousands)
Three months ended June 30, 2012	$2,336

Estimate for the year ended March 31,
2013 (nine remaining months)	$3,699
2014	4,192
2015	3,354
2016	2,683
2017	2,146
Thereafter	8,586

$24,661

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was approximately $3.1 billion at June 30, 2012 and March 31, 2012.

Note 8 – Deposits

Deposits are summarized as follows:

	June 30, 2012		March 31, 2012
	Carrying	Weighted	Carrying	Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$275,526	0.00%	$264,751	0.00%
Interest-bearing checking
Fixed rate	237,961	0.07	235,459	0.07
Variable rate	29,308	0.10	30,639	0.10

Total checking accounts	542,795	0.04	530,849	0.04
Money market accounts	496,042	0.25	492,787	0.28
Regular savings	271,202	0.10	265,238	0.10
Advance payments by borrowers for taxes and insurance	10,793	0.10	6,134	0.10

Certificates of deposit:
0.00% to 1.99%	728,914	0.82	751,326	0.86
2.00% to 3.99%	171,491	2.38	179,455	2.42
4.00% and above	31,936	4.54	39,126	4.51

Total certificates of deposit	932,341	1.23	969,907	1.30

Total deposits	$2,253,173	0.59%	$2,264,915	0.64%

Maturities of certificates of deposit outstanding at June 30, 2012 are summarized as follows:

Matures During Year Ended March 31,	Amount
(In thousands)
2013 (nine remaining months)	$653,971
2014	198,798
2015	29,441
2016	11,620
2017	38,511
Thereafter	—

$932,341

At June 30, 2012 and March 31, 2012, certificates of deposit with balances greater than or equal to $100,000 totaled $190.3 million and $195.2 million, respectively.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2012 and March 31, 2012, the Bank had $274,000 and $2.1 million in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. The Bank has $24.9 million in out-of-network certificates of deposit at June 30, 2012. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		June 30, 2012		March 31, 2012
	Matures During		Weighted		Weighted
	Year Ended		Average		Average
	March 31,	Amount	Rate	Amount	Rate
		(Dollars in thousands)
FHLB advances:	2013 (nine remaining months)	$10,000	4.12%	$10,000	4.12%
	2014	11,500	1.93	11,500	1.93
	2015	150,000	1.52	150,000	1.62
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB advances		357,500		357,500
Line of credit		116,300	15.00	116,300	15.00
Repurchase agreements		2,578	0.14	2,303	0.21

		$476,378	5.41%	$476,103	5.53%

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 65% of single-family loans, 60% of multi-family loans and 20% of eligible home equity and home equity line of credit loans meeting such criteria. FHLB borrowings of $191.0 million have call features that may be exercised quarterly by the FHLB. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $179.3 million and $184.6 million at June 30, 2012 and March 31, 2012, respectively.

Credit Agreement

As of June 30, 2012 and March 31, 2012, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank. The total line of credit available is $116.3 million. At June 30, 2012 and March 31, 2012, the base rate was 0.00% and the deferred rate was 15.00% for a weighted average interest rate of 15.00%.

On November 29, 2011, the Corporation entered into Amendment No. 8 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, (the “Credit Agreement”), among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Corporation is currently in default on the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. Under the Amendment, the Agent and the Lenders agreed to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) November 30, 2012. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI, or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Credit Agreement is paid in full or (ii) November 30, 2012. At June 30, 2012, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $40.2 million and $5.7 million, respectively.

Within two business days after the Corporation has knowledge of an “event,” the CFO is required to submit a statement of the event to the Agent, together with a statement of the actions which the Corporation proposes to take in response to the event. An event may include: (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement; (ii) a default or an event of default under any other material agreement to which the Corporation or Bank is a party; or (iii) any pending or threatened litigation or certain administrative proceedings.

The Amendment requires the Bank to maintain the following financial covenants:

•	Tier 1 leverage ratio of not less than 3.70% at all times.

•	Total risk based capital ratio of not less than 7.50% at all times.

•	Ratio of non-performing loans to gross loans not to exceed 15.00% at any time.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement and Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program and subsequently issued $60.0 million of bonds in February 2009 bearing interest at a fixed rate of 2.74%. The bonds matured on February 11, 2012 and were paid in full.

Note 10 – Capital Purchase Program

Pursuant to the Capital Purchase Program (“CPP”) in January 2009, Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7.4 million shares of the Corporation’s common stock at an exercise price of $2.23 per share. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the payment of dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million. The Corporation has deferred 13 dividend payments on the Series B Preferred Stock held by the U.S. Treasury. On September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation as a result of the nonpayment of dividends. At June 30, 2012 and March 31, 2012, the cumulative amount of dividends in arrears not declared, including interest on unpaid dividends at 5% per annum, was $20.4 million and $18.8 million, respectively.

Note 11 – Regulatory Capital

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of June 30, 2012, that the Bank was adequately capitalized under PCA guidelines. Under these OCC requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital levels for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well-capitalized under standard PCA guidelines at June 30, 2012 and March 31, 2012:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At June 30, 2012
Tier 1 leverage (core)	$127,026	4.56%	$111,333	4.00%	$139,166	5.00%	$222,666	8.00%

Total risk-based capital	148,738	8.98	132,460	8.00	165,574	10.00	198,689	12.00

At March 31, 2012
Tier 1 leverage (core)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%

Total risk-based capital	149,141	8.42	141,701	8.00	177,126	10.00	212,551	12.00

The following table reconciles the Bank’s stockholders’ equity to federal regulatory capital at June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
	(In thousands)
Stockholders’ equity of the Bank	$129,972	$128,071
Less: Disallowed servicing assets	(1,827)	(2,045)
Accumulated other comprehensive (income) loss	(1,119)	(132)

Tier 1 capital	127,026	125,894
Plus: Allowable general valuation allowances	21,712	23,247

Total risk-based capital	$148,738	$149,141

Note 12 – Income Taxes

The Corporation accounts for income taxes based on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. Significant net deferred tax assets have been created for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for credit losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s evaluation and judgment of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends.

At June 30, 2012 and March 31, 2012, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $150.4 million and $149.8 million at June 30, 2012 and March 31, 2012, respectively, was recorded to offset net deferred tax assets that exceed the Corporation’s carry back potential.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows:

	At June 30,	At March 31,
	2012	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$50,998	$54,063
Other loss reserves	2,206	2,635
Federal NOL carryforwards	86,141	82,885
State NOL carryforwards	18,656	18,178
Purchase accounting	223	216
Other	3,586	3,635

Total deferred tax assets	161,810	161,612
Valuation allowance	(150,447)	(149,831)

Adjusted deferred tax assets	11,363	11,781
Deferred tax liabilities:
FHLB stock dividends	(2,269)	(2,636)
Mortgage servicing rights	(8,258)	(8,825)
Unrealized gains (losses)	(449)	(53)
Other	(387)	(267)

Total deferred tax liabilities	(11,363)	(11,781)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2008-2011 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012 and March 31, 2012, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 13 – Commitments and Contingent Liabilities

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Corporation has in particular classes of financial instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2012	March 31, 2012
	(In thousands)
Commitments to extend credit:	$11,627	$15,022
Unused lines of credit:
Home equity	112,619	112,760
Credit cards	28,888	31,658
Commercial	10,974	9,446
Letters of credit	17,709	17,349
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	20,442	20,442

Commitments to extend credit are in the form of a loan in the near future. Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and may be drawn upon at the borrowers’ discretion. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit primarily have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation primarily extends credit on a secured basis. Collateral obtained consists primarily of single-family residences and income-producing commercial properties.

At June 30, 2012, the Corporation has $1.7 million of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

Pursuant to a credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $20.4 million at June 30, 2012 related to approximately $351.4 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $4,000 and $46,000 for the three months ending June 30, 2012 and June 30, 2011, respectively. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. Although no specific reserve for loss has been established at June 30, 2012, possible losses due to an unfavorable outcome have been estimated in the range of zero to $2.4 million due to a shortfall in collateral value.

Note 14 – Derivative Financial Instruments

The Corporation enters into contracts that meet the definition of derivative financial instruments in accordance with ASC 815—Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Corporation’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; and (2) forward sale contracts for the future delivery of funded residential mortgages.

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

Derivative financial instruments are summarized as follows:

		At June 30, 2012		At March 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$146,842	$3,151	$115,032	$943
Forward contracts to sell mortgage loans (2)	Other liabilities	—	—	50,000	98

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	259	1	27,689	72
Forward contracts to sell mortgage loans (2)	Other liabilities	155,000	1,516	105,000	557

(1)

Interest rate lock commitments include $120.6 million and $118.3 million of commitments not yet approved in the credit underwriting process, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.

(2)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments during the three months ended June 30, 2012 and 2011 were ($3.8) million and ($0.5) million, respectively, recognized in net gain on sale of loans.

Note 15 – Fair Value of Financial Instruments

ASC Topic 820 establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, assumptions are utilized that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. Valuation methodologies are employed that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation methodologies, financial assets and liabilities measured at fair value on a recurring and nonrecurring basis are categorized according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities that are adjusted to fair value are classified in one of the following three categories:

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of June 30, 2012 and March 31, 2012, by the valuation hierarchy (as described above):

	Total
	June 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Investment securities availble for sale:
U.S. government sponsored and federal agency obligations	$3,551	$—	$3,551	$—
Corporate stock and bonds	707	707	—	—
Non-agency CMOs	18,476	—	—	18,476
Government sponsored agency mortgage-backed securities	4,045	—	4,045	—
GNMA mortgage-backed securities	204,865	—	204,865	—
Other assets:
Interest rate lock commitments	3,151	—	3,151	—

Total	$234,795	$707	$215,612	$18,476

Financial liabilities
Other liabilities:
Interest rate lock commitments	$1	$—	$1	$—
Forward contracts to sell mortgage loans	1,516	—	1,516	—

Total	$1,517	$—	$1,517	$—

	Total
	March 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Investment securities availble for sale:
U.S. government sponsored and federal agency obligations	$3,531	$—	$3,531	$—
Corporate stock and bonds	661	661	—	—
Non-agency CMOs	21,592	—	—	21,592
Government sponsored agency mortgage-backed securities	4,195	—	4,195	—
GNMA mortgage-backed securities	212,320	—	212,320	—
Other assets:
Interest rate lock commitments	943	—	943	—

Total	$243,242	$661	$220,989	$21,592

Financial liabilities
Other liabilities:
Interest rate lock commitments	$72	$—	$72	$—
Forward contracts to sell mortgage loans	459	—	459	—

Total	$531	$—	$531	$—

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, corporate bonds, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at June 30, 2012 and March 31, 2012 to price Ginnie Mae mortgage-backed securities are as follows:

	June 30, 2012		March 31, 2012
	From	To	From	To
Coupon rate	1.6%	5.5%	1.6%	5.5%
Duration (in years)	0.3	6.1	0.1	6.1
PSA prepayment speed	283	457	201	495

The Corporation had 99.7% of its non-agency CMOs valued by another independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance. The significant inputs used by the model at June 30, 2012 and March 31, 2012 include observable and unobservable inputs as follows:

	June 30, 2012		March 31, 2012
	From	To	From	To
Observable inputs:
30 to 59 day delinquency rate	2.3%	5.1%	1.2%	4.8%
60 to 89 day delinquency rate	0.4	2.7	0.6	2.5
90 plus day delinquency rate	0.9	5.2	1.1	6.0
Loss severity	39.7	73.3	39.5	71.7
Coupon rate	5.0	7.5	5.0	7.5
Current credit support	—	28.3	—	25.3
Unobservable inputs:
Month 1 to month 24 constant default rate	3.3	11.5	3.4	11.3
Discount rate	4.0	12.0	4.0	12.0

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

The Corporation also relies on an internal valuation model to estimate the fair value of its forward contracts to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract) based on market prices for similar financial instruments, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended June 30, 2012	Year Ended March 31, 2012
	Non-agency CMOs	Non-agency CMOs
	(In thousands)
Balance at beginning of period	$21,592	$46,637

Total gains (losses) (realized/unrealized)
Included in earnings	129	334
Included in other comprehensive income	168	(192)
Included in earnings as unrealized other-than-temporary impairment	(68)	(558)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	4	—
Included in earnings as realized other-than-temporary impairment	138	363
Principal repayments	(1,582)	(8,596)
Sales	(1,905)	(16,396)

Balance at end of period	$18,476	$21,592

There were no transfers in or out of Levels 1, 2 or 3 during the three months ended June 30, 2012 and twelve months ended March 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of June 30, 2012 and March 31, 2012:

	Total June 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans, with an allowance recorded, net	$115,461	$—	$—	$115,461
Mortgage servicing rights	19,357	—	—	19,357
Other real estate owned	83,955	—	—	83,955

Total assets at fair value	$218,773	$—	$—	$218,773

	Total March 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans, with an allowance recorded, net	$129,446	$—	$—	$129,446
Loans held for sale	145	—	145	—
Mortgage servicing rights	20,671	—	—	20,671
Other real estate owned	88,841	—	—	88,841

Total assets at fair value	$239,103	$—	$145	$238,958

The Corporation does not adjust loans held for investment to fair value on a recurring basis. However, some loans are considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the underlying collateral less estimated costs to sell. The fair value of collateral is usually determined based on appraisals. In some cases, adjustments are made to appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Since adjustments to appraised values are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

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

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, the difference is recognized in earnings as an impairment loss.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans–include discount rates in the range of 10.0 to 16.5 percent as well as total portfolio lifetime weighted average prepayment speeds of 5.9 to 42.3 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

Prepayment speeds may be affected by economic factors such as changes in home prices, market interest rates, the availability of other credit products to borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages to more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, of the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of MSRs. Annually, external data is obtained to test the values and assumptions that are used for the initial valuations in the discounted cash flow model.

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

ASC Topic 825 requires disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, whether or not recognized in the consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table below do not necessarily represent the underlying value of the Corporation.

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

Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value. In accordance with ASC Topic 820, Federal Home Loan Bank stock has been categorized as a Level 2 fair value measurement.

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

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2012 and March 31, 2012.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	June 30, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$368,369	$368,369	$242,980	$242,980
Investment securities available for sale	231,644	231,644	242,229	242,299
Investment securities held to maturity	—	—	20	20
Loans held for sale	27,938	28,807	39,332	39,742
Loans held for investment	1,959,551	1,921,794	2,058,008	2,008,278
Mortgage servicing rights	20,590	20,848	22,156	22,346
Federal Home Loan Bank stock	30,522	30,522	35,792	35,792
Accrued interest receivable	11,391	11,391	12,075	12,075
Interest rate lock commitments	3,151	3,151	943	943

Financial liabilities:
Deposits	2,253,173	2,236,365	2,264,915	2,232,691
Other borrowed funds	476,378	503,798	476,103	502,846
Accrued interest payable-borrowings	40,880	40,880	36,568	36,568
Accrued interest payable-deposits	1,385	1,385	1,513	1,513
Interest rate lock commitments	1	1	72	72
Forward contracts to sell mortgage loans	1,516	1,516	459	459

Note 16 – Earnings Per Share

Basic earnings per share for the three months ended June 30, 2012 and 2011 has been determined by dividing net income available to common stockholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2012	2011
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share – loss available to common stockholders	$(3,418)	$(8,154)
Denominator:
Denominator for basic earnings per share – weighted average shares	21,248	21,248
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	21,248	21,248

Basic loss per common share	$(0.16)	$(0.38)

Diluted loss per common share	$(0.16)	$(0.38)

At June 30, 2012, approximately 144,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Treasury’s warrants (see Note 10) to purchase approximately 7.4 million shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three months ended June 30, 2012 and 2011.

ANCHOR BANCORP WISCONSIN INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three months ended June 30, 2012, which includes information regarding significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form 10-Q for the three-month period ending June  30, 2012.

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

At June 30, 2012, the Bank and the Corporation had complied with all aspects of the Cease and Desist and the PCA, except the Bank had a tier 1 leverage ratio and a total risk-based capital ratio of 4.56 percent and 8.98 percent, respectively, each below the required capital ratios set forth above.

The Corporation remains diligent in its efforts to raise outside capital to bring it in compliance with the Cease and Desist Order. The Corporation continues to make strides to improve the financial performance and efficiency of the Bank to increase the likelihood that it will be able to attract outside capital.

But the organization continues to face significant challenges. The Corporation, as the holding company of the Bank, continues to be burdened with significant senior debt and preferred stock obligations. The Corporation currently owes $116.3 million to various lenders led by U.S. Bank under the Credit Agreement that matures November 30, 2012. The Corporation also has accrued but unpaid interest and fees totaling $45.8 million associated with this obligation that is due and payable at maturity.

In addition, the Corporation issued $110 million in preferred stock in January 2009 to the United States Treasury pursuant to the Treasury’s Capital Purchase Program (“CPP”). While the Bank has substantial liquidity, it is currently precluded by its regulators from paying dividends to the Corporation. As a result, and as permitted under the CPP program, the Corporation has deferred 13 quarterly preferred stock dividend payments to the Treasury totaling $20.4 million, including interest. As a result of those deferrals, Treasury had the right to appoint two additional persons to the Corporation’s Board of Directors and as announced on September 30, 2011, appointed Messrs. Duane Morse and Leonard Rush to the Corporation’s Board.

The Corporation has engaged and continues to work with Sandler O’Neill & Partners, L.P. as its financial advisor to assist in capital raising efforts to address its capital needs.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past year. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At June 30, 2012, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) totaled $189.0 million, $35.9 million below the $224.9 million at March 31,

2012. In addition, the Bank experienced a moderate decrease in the level of foreclosed properties on the consolidated balance sheet. At June 30, 2012, other real estate owned was $84.0 million, compared to $88.8 million at March 31, 2012, a 5.5 percent decrease. As a result, the decline in the levels of non-performing assets was just slightly greater than the decline in non-performing loans. An elevated level of non-performing assets has, and will continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio.

The allowance for loan losses declined to $100.5 million at June 30, 2012 from $111.2 million at March 31, 2012, a 9.7 percent decrease. Net charge-offs during the three months ended June 30, 2012 were $7.9 million compared to $15.0 million for the same period in 2012. The provision for credit losses was $(1.7) million for the three months ended June 30, 2012, compared to $3.5 million for the three months ended June 30, 2011. While the balance in the allowance for loan losses declined 9.7 percent during the first quarter of fiscal 2013, the allowance compared to total non-performing loans of 53.17 percent at June 30, 2012 compared favorably to the 49.45 percent at March 31, 2012.

Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued into 2010 has appeared to have settled into a slow economic recovery in 2011 and 2012. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

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

Financial Results

Results for the first quarter ended June 30, 2012 include:

•

Basic and diluted (loss) per common share improved to $(0.16) for the quarter ended June 30, 2012 compared to $(0.38) per share for the quarter ended June 30, 2011, primarily due to a decrease of $5.2 million in the provision for credit losses;

•

The net interest margin decreased to 2.57% for the quarter ended June 30, 2012 from 2.77% for the quarter ended June 30, 2011 primarily due to a decline in the average yield on mortgage and consumer loans as new loans and renewals are funded in today’s lower rate environment, and the maturity of lower rate FHLB advances during the first quarter of 2011;

•

Loans held for sale decreased $11.4 million, or 29.0% since March 31, 2012 primarily due to lower residential mortgage origination volume and retention of a significantly higher percentage of originated mortgage loans in the held for investment portfolio;

•

Loans held for investment (net of the allowance for loan losses) decreased $98.5 million, or 4.8%, since March 31, 2012 primarily due to scheduled pay-offs and amortization and the transfer of $18.8 million to other real estate owned;

•	Deposits decreased $11.7 million, or 0.5%, since March 31, 2012 primarily due to runoff of time deposits;

•

Total risk-based capital ratio for the Bank was 8.98% as of June 30, 2012, compared to 8.42% at March 31, 2012. Under regulatory requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered adequately capitalized; however, the Bank’s total risk based capital ratio remains below the 12% level required under the terms of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”) on June 26, 2009. (Now administered by the Federal Reserve with respect to the Corporation and the Office of the Comptroller of the Currency (“OCC”) with respect to the Bank).

•	Total non-performing loans decreased $35.9 million, or 16.0% to $189.0 million at June 30, 2012 from $224.9 million at March 31, 2012;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $40.9 million, or 13.0%, to $272.9 million at June 30, 2012 from $313.8 million at March 31, 2012;

•	The provision for credit losses decreased $5.2 million, to a recapture of $(1.7) million for the three months ended June 30, 2012 from $3.5 million for the three months ended June 30, 2011; and

•	Delinquencies (loans past due 30 days or more) decreased $40.3 million or 18.2%, to $180.9 million at June 30, 2012 from $221.2 million at March 31, 2012.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(Dollars in thousands – except per share amounts)
Operations Data:
Net interest income	$16,399	$15,888	$16,014	$18,500
Provision for credit losses	(1,716)	4,601	8,380	17,115
Net gain on sale of loans	5,823	6,406	6,018	3,994
Net gain on sale of investment securities	62	217	20	5,206
Net gain on sale of branches	—	—	—	—
Other non-interest income	7,613	6,357	3,456	5,579
Non-interest expense	31,558	28,220	28,997	32,325
Income (loss) before income tax expense (benefit)	55	(3,953)	(11,869)	(16,161)
Income tax expense	—	—	—	—
Net income (loss)	55	(3,953)	(11,869)	(16,161)
Preferred stock dividends in arrears	(1,610)	(1,591)	(1,572)	(1,579)
Preferred stock discount accretion	(1,863)	(1,844)	(1,853)	(1,853)
Net loss available to common equity	(3,418)	(7,388)	(15,294)	(19,593)

Selected Financial Ratios (1) :
Yield on interest-earning assets	4.22%	4.17%	4.09%	4.42%
Cost of funds	1.56	1.72	1.81	1.84
Interest rate spread	2.66	2.45	2.28	2.58
Net interest margin	2.57	2.35	2.19	2.48
Return on average assets	0.01	(0.54)	(1.51)	(2.02)
Average equity to average assets	(1.03)	(0.94)	(0.53)	(0.20)
Non-interest expense to average assets	4.56	3.89	3.69	4.04

Per Share:
Basic loss per common share	$(0.16)	$(0.35)	$(0.72)	$(0.92)
Diluted loss per common share	(0.16)	(0.35)	(0.72)	(0.92)
Dividends per common share	—	—	—	—
Book value per common share	(6.52)	(6.57)	(6.37)	(5.81)

Financial Condition:
Total assets	$2,784,076	$2,789,452	$3,061,573	$3,197,441
Loans receivable, net
Held for sale	27,938	39,332	36,962	45,199
Held for investment	1,959,551	2,058,008	2,166,351	2,257,905
Deposits	2,253,173	2,264,915	2,472,697	2,593,670
Other borrowed funds	476,378	476,103	538,091	537,194
Stockholders’ deficit	(28,508)	(29,550)	(25,327)	(13,391)
Allowance for loan losses	100,477	111,215	130,926	138,347
Non-performing assets(2)	272,942	313,765	348,077	349,472

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due more than ninety days and on non-accrual status, loans past due due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

	Three Months Ended
	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(Dollars in thousands – except per share amounts)
Operations Data:
Net interest income	$21,520	$21,460	$22,314	$22,418
Provision for credit losses	3,482	10,178	21,412	10,674
Net gain on sale of loans	1,173	1,600	5,601	9,216
Net gain on sale of investment securities	1,136	709	1,187	6,653
Net gain on sale of branches	—	2	100	2,318
Other non-interest income	5,618	4,479	4,798	5,533
Non-interest expense	30,710	36,305	24,647	34,112
Income (loss) before income tax expense (benefit)	(4,745)	(18,233)	(12,059)	1,352
Income tax expense (benefit)	10	150	—	14
Net income (loss)	(4,755)	(18,383)	(12,059)	1,338
Preferred stock dividends in arrears	(1,536)	(1,503)	(1,494)	(1,352)
Preferred stock discount accretion	(1,863)	(1,843)	(1,853)	(1,853)
Net loss available to common equity	(8,154)	(21,729)	(15,406)	(1,867)

Selected Financial Ratios (1):
Yield on interest-earning assets	4.66%	4.57%	4.66%	4.80%
Cost of funds	1.77	1.84	2.07	2.24
Interest rate spread	2.89	2.73	2.59	2.56
Net interest margin	2.77	2.63	2.51	2.45
Return on average assets	(0.39)	(2.12)	(1.31)	0.13
Return on average equity	N/M	N/M	N/M	20.30
Average equity to average assets	(0.32)	(0.15)	0.41	0.63
Non-interest expense to average assets	3.69	4.18	2.64	3.51

Per Share:
Basic loss per common share	$(0.38)	$(1.02)	$(0.72)	$(0.09)
Diluted loss per common share	(0.38)	(1.02)	(0.72)	(0.09)
Dividends per common share	—	—	—	—
Book value per common share	(5.41)	(5.80)	(4.94)	(3.31)

Financial Condition:
Total assets	$3,240,867	$3,394,825	$3,580,752	$3,803,853
Loans receivable, net
Held for sale	16,333	7,538	37,196	28,744
Held for investment	2,390,987	2,520,367	2,661,991	2,839,217
Deposits	2,643,099	2,699,433	2,835,245	3,017,498
Other borrowed funds	547,045	659,005	682,090	700,539
Stockholders’ (deficit) equity	(4,990)	(13,171)	4,939	39,611
Allowance for loan losses	138,740	150,122	157,438	156,186
Non-performing assets(2)	375,201	396,981	403,364	410,347

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due more than ninety days and on non-accrual status, loans past due due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview

Net results from operations for the three months ended June 30, 2012 improved $4.7 million to net income of $0.1 million from a net loss of $4.8 million in the prior year period. The swing to modest net income from the net loss reported for the three-month period last year was largely due to a decrease in provision for credit losses of $5.2 million and higher non-interest income of $4.3 million. These favorable variances were partially offset by a decrease in net interest income of $5.1 million. The discussion that follows in this section provides additional details regarding these results.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread

The tables on the following page show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars In thousands)
Interest-Earning Assets
Mortgage loans	$1,519,198	$18,795	4.95%	$1,849,237	$23,658	5.12%
Consumer loans	501,032	6,065	4.84	548,617	6,956	5.07
Commercial business loans	19,727	428	8.68	69,098	1,495	8.65

Total loans receivable (2) (3)	2,039,957	25,288	4.96	2,466,952	32,109	5.21
Investment securities (4)	238,427	1,521	2.55	498,615	3,942	3.16
Interest-bearing deposits	245,474	154	0.25	82,284	52	0.25
Federal Home Loan Bank stock	33,128	28	0.34	54,829	14	0.10

Total interest-earning assets	2,556,986	26,991	4.22	3,102,680	36,117	4.66
Non-interest-earning assets	208,817			225,150

Total assets	$2,765,803			$3,327,830

Interest-Bearing Liabilities
Demand deposits	$1,011,400	549	0.22	$908,274	604	0.27
Regular savings	275,380	84	0.12	251,892	112	0.18
Certificates of deposit	950,943	2,958	1.24	1,521,360	6,603	1.74

Total deposits	2,237,723	3,591	0.64	2,681,526	7,319	1.09
Other borrowed funds	477,866	7,001	5.86	605,312	7,278	4.81

Total interest-bearing liabilities	2,715,589	10,592	1.56	3,286,838	14,597	1.78

Non-interest-bearing liabilities	78,830			51,804

Total liabilities	2,794,419			3,338,642
Stockholders’ deficit	(28,616)			(10,812)

Total liabilities and stockholders’ deficit	$2,765,803			$3,327,830

Net interest income/interest rate spread (5)		$16,399	2.66%		$21,520	2.88%

Net interest-earning assets	$(158,603)			$(184,158)

Net interest margin (6)			2.57%			2.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.94			0.94

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)

Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)

Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net Interest Income

Net interest income decreased $5.1 million or 23.8% for the three months ended June 30, 2012, as compared to the respective periods in the prior year. Interest income decreased $9.1 million or 25.3% for the three months ended June 30, 2012, as compared to the same period in the prior year primarily due to a decline in average balances in the loan and investment security portfolios. Interest expense decreased $4.0 million or 27.4% for the three months ended June 30, 2012, as compared to the same period in the prior year due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts. The net interest margin decreased to 2.57% for the three-month period ended June 30, 2012 from 2.77% for the three-month period in the prior year.

Loan portfolio average balances declined $427.0 million in the quarter ending June 30, 2012 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal, charge-offs and transfers to OREO. New loan origination has been limited as part the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. Investment security average balances decreased $260.2 million primarily due to the sale of higher yielding holdings in fiscal 2012 for capital management purposes.

The average balance of CDs decreased $570.4 million for the three months ended June 30, 2012 as compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 50 basis points quarter over quarter. The decline in CD average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Credit Losses

Provision for credit losses decreased $5.2 million for the three-month period ended June 30, 2012, as compared to the respective period last year. The decrease in provision for credit losses was partly due to the approximately $2.5 million impact of lower net charge-offs in the quarter ending June 30, 2012 of $7.9 million that replaced net charge-offs of $20.4 million in the quarter ending December 31, 2010 in the trailing six quarter net charge-off history used in the determination of the general component of the allowance for loan losses. In addition, the provision for credit losses attributable to substandard and impaired loans was favorably impacted by the steady quarter-over-quarter decrease in non-performing loans since March 2010. Non-performing loans totaled $189.0 million at June 30, 2012 down from $260.9 million at June 30, 2011.

Future provisions for credit losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses may decline should credit metrics such as net-charge offs and the amount of non-performing loans improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(64)	$(59)	$(5)	(8.5)%
Loan servicing income (loss), net of amortization	(395)	814	(1,209)	(148.5)
Service charges on deposits	2,866	2,794	72	2.6
Investment and insurance commissions	1,032	1,037	(5)	(0.5)
Net gain on sale of loans	5,823	1,173	4,650	396.4
Net gain on sale of investment securities	62	1,136	(1,074)	(94.5)
Net gain on sale of OREO	3,172	1,245	1,927	154.8
Revenue from real estate partnership operations	5	38	(33)	(86.8)
Other	997	994	3	0.3

Total non-interest income	$13,498	$9,172	$4,326	47.2%

Non-interest income increased $4.3 million or 47.2% to $13.5 million for the three months ended June 30, 2012, compared to $9.2 million for the respective period in 2011. The increase was primarily due to higher gains on the sale of loans and OREO, partially offset by lower loan servicing income and gain on sale of investment securities. The increase in net gain on sale of loans of $4.7 million was primarily attributable to a significantly higher volume of residential mortgage loan sales in the current year period, as well as higher margins on sale. The loan servicing decrease of $1.2 million in the current quarter compared to the respective period a year ago was primarily due to higher amortization charges related to the mortgage servicing right asset reflecting lower market interest rates at the end of June 2012. Net gain on sale of investment securities also fell, by $1.1 million, to $0.1 million in the three months ended June 30, 2012, primarily due to a significant decrease in the level of investment security sale activity, as proceeds from sale totaled $1.9 million in the current quarter compared to $55.8 million in the same quarter a year ago. Net gain on OREO increased to $3.2 million in the quarter ending June 30, 2012 from $1.2 million in the year ago quarter largely due to the impact of improved market conditions on prices at which property is being sold from the inventory of repossessed property.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,560	$10,194	$366	3.6%
Occupancy	1,833	1,980	(147)	(7.4)
Furniture and equipment	1,586	1,544	42	2.7
Federal deposit insurance premiums	1,564	1,933	(369)	(19.1)
Data processing	1,385	1,383	2	0.1
Marketing	239	305	(66)	(21.6)
Expenses from real estate partnership operations	571	42	529	1,259.5
OREO expense, net	7,012	8,870	(1,858)	(20.9)
Mortgage servicing rights impairment	1,257	221	1,036	468.8
Legal services	1,574	934	640	68.5
Other professional fees	643	1,018	(375)	(36.8)
Other	3,334	3,531	(197)	(5.6)

Total non-interest expense	$31,558	$31,955	$(397)	(1.2)%

Non-interest expense decreased $0.4 million or 1.2% to $31.6 million for the three months ended June 30, 2012, as compared to $32.0 million for the respective period in 2011. The decrease was primarily due to lower OREO expenses to maintain, operate and sell OREO property; partially offset by higher MSR impairment due to the impact of lower interest rates and the resultant mortgage refinance activity.

Income Taxes

Income tax expense the three months ended June 30, 2012 was zero compared to $10 thousand for the same period a year ago. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

FINANCIAL CONDITION

During the three months ended June 30, 2012, total assets decreased by $5.4 million from $2.79 billion at March 31, 2012 to $2.78 billion at June 30, 2012. The majority of this decrease was attributable to a decrease of $98.5 million in loans held for investment, offset by a $125.4 million increase in cash and cash equivalents.

Interest-bearing deposits totaled $312.4 million at June 30, 2012, up $121.0 million or 63.2% from $191.4 million at March 31, 2012. The build-up of cash liquidity in the period resulted primarily from cash flow generated by the loan portfolio, and the unfavorable investment security reinvestment environment in the quarter caused by historically low market interest rates.

Investment securities available for sale decreased $10.7 million during the three months ended June 30, 2012 as a result of sales of $1.8 million, principal repayments of $9.5 million, a net increase in fair value of $0.9 million, premium amortization net of discount accretion of $0.2 and net realized and unrealized impairment losses of $0.1 million in the period.

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security may reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, the Corporation may experience credit losses recognized in earnings as other-than-temporary impairment.

Loans held for investment decreased $98.5 million during the three months ended June 30, 2012. Activity for the period consisted of principal repayments of $143.0 million and transfers to other real estate owned of $18.8 million; partially offset by originations and refinances of $52.9 million and other miscellaneous activity of $10.4 million.

Other real estate owned decreased $4.9 million to $84.0 million at June 30, 2012 from $88.8 million at March 31, 2012 due to sales of $19.1 million and additional write downs of various properties of $4.6 million. These decreases were partially offset by transfers in from the loan portfolio of $18.8 million.

Net deferred tax assets were zero at June 30, 2012 and March 31, 2012 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not as it is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $6.4 million during the three months ended June 30, 2012 largely due to an $11.7 million decrease in deposits, partially offset by a $4.6 million increase in accrued interest and fees payable. The decrease in deposits was largely due to lower CD balances attributable to more disciplined pricing of these products to reduce excess liquidity, partially offset by an increase in checking, savings and money market deposit product balances. Brokered deposits totaled $274,000 or approximately 0.01% of total deposits at June 30, 2012 and $2.1 million or approximately 0.09% of total deposits at March 31, 2012.

Stockholders’ equity increased $1.0 million during the three months ended June 30, 2012 primarily due improved fair value of the available for sale investment securities portfolio of $0.8 million attributable to falling market interest rates during the quarter.

REGULATORY DEVELOPMENTS

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

•

Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of June 30, 2012, the Bank had no bonds outstanding as all matured in February, 2012.

•	Permanent increase in deposit insurance coverage. Dodd-Frank permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.

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

At June 30, 2012 and March 31, 2012 the Bank had a tier 1 leverage ratio of 4.56% and 4.51%, respectively, and a total risk-based capital ratio of 8.98% and 8.42%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC. As a result, the bank regulatory agencies may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. The bank regulatory agencies may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Restoration Plan

In August, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater total risk based capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a total risk based capital level of 8.05% was achieved as of July 31, 2010. As of June 30, 2012, total risk-based capital was 8.98%.

In addition to requiring compliance with the Plan, the Directive imposes certain other operating requirements and restrictions, most of which were also part of the voluntary Orders entered into with the OTS in June 2009. The Plan will now be administered by OCC.

RISK MANAGEMENT

The Bank encounters risk as part of the normal course of business and designs risk management processes to help manage these risks. This Risk Management section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management program.

Risk Management Philosophy

The Bank’s risk management philosophy is to manage to an acceptable level of overall risk while still allowing it to capture opportunities and optimize shareholder value. However, due to the general state of the economy and the elevated risk in the loan portfolio, the Bank’s risk profile does not currently meet our desired risk level. The Bank is working toward reducing the overall risk level to a more desired risk profile.

Risk Management Principles

The Bank views risk management as not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize shareholder value. Risk management includes, but is not limited to the following:

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

Although the Board as a whole is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review of risk profiles and discussion of key risk issues. The Bank hired a new Chief Risk Officer in charge of overseeing credit risk management several years ago. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. In 2011, 2012 and fiscal year-to-date 2013, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing asset portfolios. Over time, the Bank will return to management of portfolio returns through discrete investments within approved risk tolerances.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows for the dates indicated:

	June 30, 2012			March 31, 2012
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)
Residential	$41,335	21.9%	1.99%	$44,550	19.8%	2.04%
Commercial and industrial	7,213	3.8	0.35	8,217	3.7	0.38
Land and construction	46,349	24.5	2.23	64,229	28.6	2.94
Multi-family	36,886	19.5	1.77	37,762	16.8	1.73
Retail/office	24,652	13.0	1.19	33,817	15.0	1.55
Other commercial real estate	24,752	13.1	1.19	27,963	12.4	1.28
Education (2)	721	0.4	0.03	762	0.3	0.03
Other consumer	7,079	3.7	0.34	7,624	3.4	0.35

Total non-performing loans	$188,987	100.0%	9.09%	$224,924	100.0%	10.28%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)

Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $23,296 and $24,641 at June 30, 2012 and March 31, 2012, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the three months ended June 30, 2012:

Loan Class	Non- performing loan balance April 1, 2012	Additions	Transferred to Accrual Status	Transferred to OREO	Paid Down	Charged Off	Non- performing loan balance June 30, 2012	Remaining balance of loans	Associated ALLL
	(In thousands)
Residential	$44,550	$2,222	$(665)	$(2,934)	$(697)	$(1,141)	$41,335	$510,129	$13,545
Commercial and industrial	8,217	899	(70)	—	(910)	(923)	7,213	23,260	8,516
Land and construction	64,229	—	(38)	(11,415)	(4,570)	(1,857)	46,349	117,086	25,926
Multi-family	37,762	360	—	(101)	(433)	(702)	36,886	287,595	15,816
Retail/office	33,817	—	(53)	(3,800)	(4,887)	(425)	24,652	251,107	19,283
Other commercial real estate	27,963	580	(75)	(514)	(498)	(2,704)	24,752	209,915	14,956
Education	762	6	—	—	(47)	—	721	226,404	351
Other consumer	7,624	1,069	(674)	(54)	(268)	(618)	7,079	264,896	2,084

Total	$224,924	$5,136	$(1,575)	$(18,818)	$(12,310)	$(8,370)	$188,987	$1,890,392	$100,477

Non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $35.9 million during the three months ended June 30, 2012. The loan categories with the largest decline in non-performing loans during the three months ended June 30, 2012 were land and construction loans of $17.9 million and retail/office loans of $9.2 million.

The interest income that would have been recorded during the three months ended June 30, 2012 and 2011 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $1.1 million and $465,000, respectively.

Non-Performing Assets

The composition of non-performing assets is summarized as follows for the dates indicated:

	At June 30,	At March 31,
	2012	2012
	(Dollars in thousands)
Non-accrual loans – excluding troubled debt restructurings	$127,467	$148,546
Troubled debt restructurings – non-accrual (1)	61,520	76,378
Other real estate owned (OREO)	83,955	88,841

Total non-performing assets	$272,942	$313,765

Total non-performing loans to total gross loans (2)	9.09%	10.28%
Total non-performing assets to total assets	9.80	11.25
Allowance for loan losses to total gross loans (2)	4.83	5.08
Allowance for loan losses to total non-performing loans	53.17	49.45
Allowance for loan losses plus OREO valuation allowance to total non-performing assets	45.80	42.62

(1)

Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.

(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

Loans modified in a troubled debt restructuring due to rate or term concessions that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions are met: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement. As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings – non-accrual balance may be returned to accrual status.

The following is a summary of non-performing asset activity for the three months ended June 30, 2012:

	Total Non- performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- performing Assets
	(In thousands)
Balance at April 1, 2012	$224,924	$88,841	$313,765

Additions	5,136	—	5,136
Transfers:
Nonaccrual to OREO	(18,818)	18,818	—
OREO to premises and equipment	—	(2,870)	(2,870)
Returned to accrual status	(1,575)	—	(1,575)
Sales	—	(16,200)	(16,200)
Loan charge-offs/OREO net additional write-downs	(8,370)	(4,634)	(13,004)
Payments	(12,310)	—	(12,310)

Balance at June 30, 2012	$188,987	$83,955	$272,942

(1)	Total non-performing loans exclude $24,641 and $23,296 of education loans that are 90 days or more past due but still accruing interest at April 1, 2012 and June 30, 2012, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were delinquent 30 days and over at the dates indicated.

	June 30, 2012		March 31, 2012
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$22,012	1.06%	$18,332	0.84%
60 to 89 days	17,831	0.86	12,230	0.56
90 days and over	141,094	6.79	190,663	8.71

Total	$180,937	8.71%	$221,225	10.11%

Loans delinquent 90 days and over decreased $49.6 million to $141.1 million at June 30, 2012 from $190.7 million at March 31, 2012 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At June 30, 2012, the Corporation has identified $260.7 million of loans as impaired which includes non-accrual loans plus performing troubled debt restructurings. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

Allowance for Loan and Lease Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in the critical accounting policies.

The allowance for loan losses consists of general, substandard loan and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass, watch and special mention rated loans and is based on historical net loss experience for the past six quarters, adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. A reserve for unfunded commitments and letters of credit is also maintained which is classified in other liabilities.

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

Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal six quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments to the allowance. Management periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

During the quarter ending December 31, 2011, the values assigned to quantitative factors regarding loan volume and terms, delinquency and charge-off trends, and collateral values; and the qualitative factor regarding economic conditions, were adjusted lower to reflect the results of an analysis based on various publications, market research, economic reports, Corporation portfolio credit metrics, management’s expertise and knowledge of the immediate lending market, as well as analysis of peer institutions and similar markets. The factor value changes resulted in a lower required allowance for loan losses as of December 31, 2011 totaling $6.1 million. The lower required allowances by portfolio segment were $2.4 million for the residential segment, $0.1 million for the commercial and industrial segment, and $3.6 million for the commercial real estate segment. No changes to the values assigned to quantitative and qualitative factors were made in the three months ending June 30, 2012.

The following table presents the allowance for loan losses by component:

	At June 30, 2012	At March 31, 2012
	(In thousands)
General component	$32,170	$37,085
Substandard loan component	28,936	29,980
Specific component	39,371	44,150

Total allowance for loan losses	$100,477	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	At June 30, 2012	At March 31, 2012
	(In thousands)
Pass	$1,567,180	$1,624,889
Watch	119,203	115,917
Special mention	42,194	56,762

Total pass, watch and special mention rated loans	1,728,577	1,797,568

Substandard, excluding TDR accrual	90,122	93,207

TDR accrual	71,693	72,648
Non-accrual	188,987	224,924

Total impaired loans	260,680	297,572

Total unpaid principal balance	$2,079,379	$2,188,347

The following table presents credit risk metrics related to the allowance for loan losses:

	At June 30, 2012	At March 31, 2012
	(Dollars in thousands)
General ALLL / pass, watch and special mention loans	1.9%	2.1%
Substandard ALLL / substandard loans, excluding TDR accrual	32.1%	32.2%
Specific ALLL / impaired loans	15.1%	14.8%
Loans 30 to 89 days past due	$39,843	$30,562

The following table summarizes activity in the allowance for loan losses for the period indicated.

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$111,215	$150,122
Charge-offs:
Residential	(1,363)	(1,756)
Multi-family	(752)	(548)
Commercial real estate	(3,904)	(6,147)
Land and construction	(2,112)	(5,879)
Consumer	(791)	(858)
Commercial and industrial	(1,651)	(2,522)

Total charge-offs	(10,573)	(17,710)

Recoveries:
Residential	208	506
Multi-family	51	212
Commercial real estate	1,059	915
Land and construction	246	289
Consumer	32	144
Commercial and industrial	1,042	642

Total recoveries	2,638	2,708

Net charge-offs	(7,935)	(15,002)

Provision	(2,803)	3,620

Allowance at end of period	$100,477	$138,740

Net charge-offs to average loans held for sale and for investment	(1.56)%	(2.43)%

Total loan charge-offs were $10.6 million and $17.7 million for the three months ending June 30, 2012 and 2011, respectively. Total loan charge-offs for the three months ended June 30, 2012 decreased $7.1 million from the same period in the prior fiscal year. Recoveries decreased $70,000 during the three months ended June 30, 2012 from the same period in the prior fiscal year.

A recapture of the provision for loan losses totaling $2.8 million for the three months ending June 30, 2012 represented an improvement of $6.4 million compared to $3.6 million of provision expense for the three months ended June 30, 2011. The improvement in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the allowance for loan losses to total non-performing loans of 53.17% in determining the provision for loan losses and the adequacy of the allowance for loan losses.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the June 30, 2012 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will be unnecessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

Other Real Estate Owned

Other real estate owned (OREO) decreased $4.9 million during the three months ended June 30, 2012. Individual properties included in OREO at June 30, 2012 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(In thousands)
Condo units with additional land	Central Wisconsin	$5,726
Retail/office building	Central Wisconsin	2,567
Multi-family and vacant land	Northwest Wisconsin	1,578
Vacant land	Northwest Wisconsin	1,052
Vacant land	South Central Wisconsin	8,533
Retail/office building	South Central Wisconsin	2,762
Single family and vacant land	South Central Wisconsin	1,950
Commercial building	South Central Wisconsin	1,294
Vacant land	South Central Wisconsin	1,445
Retail/office building	South Central Wisconsin	1,076
Vacant land	Southeast Wisconsin	5,100
Commercial building	Southeast Wisconsin	3,035
Commercial building and vacant land	Southeast Wisconsin	1,581
Vacant land	Southeast Wisconsin	1,190
Office/warehouse building	Southeast Wisconsin	1,190
Vacant land	Southeast Wisconsin	1,162
Other properties individually less than $1 million		42,714

		$83,955

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

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity and resultant failure to make a principal payment on March 2, 2009, the Corporation continued to be unable to meet its obligations under the credit agreement during the three months ended June 30, 2012.

The Bank’s primary sources of funds are principal and interest payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of June 30, 2012, the Corporation had outstanding borrowings from the FHLB of $357.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of June 30, 2012 was $610.4 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $493.5 million.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) the Corporation issued to the Treasury 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Securities Purchase Agreement provides for redemption of shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends. The Corporation has deferred the payment of dividends during each of the 13 quarters ended June 30, 2012 due to a lack of liquidity. As a result of such deferrals, on September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation.

As long as any Preferred Stock is outstanding, the Corporation may not pay dividends on its Common Stock, $.10 par value per share, and redeem or repurchase its Common Stock, unless all accrued and unpaid dividends for all past periods on the Preferred Stock are fully paid. The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the Treasury warrants to purchase up to 7,399,103 shares of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16.5 million. The term of the warrants is ten years. Issuance of the warrants was subject to the receipt by the Corporation of shareholder approval which was received at the 2009 annual meeting of shareholders. The warrants provide for the adjustment of the exercise price should the Corporation not have received shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrants.

The terms of the Treasury’s purchase of the preferred securities include restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation paid to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and warrants into the Bank as Tier 1 capital.

Loan Commitments

At June 30, 2012, the Bank had outstanding commitments to originate loans of $11.6 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $170.2 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2012 amounted to $744.0 million. Scheduled maturities of borrowings during the same period totaled $10.0 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $20.4 million at June 30, 2012 related to approximately $351.4 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2012, the Bank had $274,000 of brokered deposits. At June 30, 2012, the Bank was under a Cease and Desist Order with the OCC which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

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

At June 30, 2012, the Bank had a tier 1 leverage ratio of 4.56% and a total risk-based capital ratio of 8.98%, each below the required capital ratios set forth above. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.

Our ability to meet short-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes.

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

Under the Amendment, the Agent and the Lenders agreed to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults, as defined in the Credit Agreement); or (ii) November 30, 2012. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) November 30, 2012. At June 30, 2012, the Corporation had accrued interest payable related to the Credit Agreement of $40.2 million and an amendment fee payable of $5.7 million.

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

The Amendment requires the Bank to maintain the following financial covenants:

•	A Tier 1 Leverage Ratio of not less than 3.70% at all times.

•	A Total Risk Based Capital ratio of not less than 7.50% at all times.

•	Ratio of non-performing loans to gross loans not to exceed 15.00% at any time.

The total outstanding principal balance under the Credit Agreement as of June 30, 2012 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million, or November 30, 2012.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on November 29, 2011, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

For additional information about the Credit Agreement, see Part II, Item 1A – Risk Factors – Risks Related to Our Credit Agreement in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans and investment securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of June 30, 2012 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Corporation’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with changes in interest rates. This strategy is implemented by the Corporation’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to manage net interest income changes within limits in times of fluctuating market interest rates.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of, and net earnings generated from, interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Corporation’s exposure to interest rate risk is managed primarily through a strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Corporation’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which we operate. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce exposure to interest rate risk. The rates, terms, and interest rate indices of interest-earning assets result primarily from the Corporation’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Corporation to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a simulation model for internal asset/liability management. The model incorporates maturity and repricing information for securities, loans, deposits, and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income, and expense of the Corporation’s assets and liabilities. In addition, the model computes a theoretical market value of equity by estimating the market values of assets and liabilities. The model also projects the effect on the Corporation’s earnings and theoretical value for a change in interest rates. The Corporation’s exposure to interest rates is reviewed on a monthly basis by senior management and the Board of Directors.

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

The following table presents the estimated percentage change in net interest income assuming hypothetical interest rate shocks:

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
June 30, 2012	13.0%	6.3%
March 31, 2012	13.2%	6.4%

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The Corporation had a positive net Gap position at June 30, 2012 for Year 1 of 28.1% compared to 24.5% at March 31, 2012, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of the Corporation’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing based on different indices.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Corporation may undertake in response to changes in interest rates.

The “Gap” analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Because such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the gap information above does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Corporation’s net interest income.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012.

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

STRATEGIC AND/OR REPUTATION RISK MANAGEMENT

Strategic and/or reputation risk represents the risk of loss due to damage to reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help the Corporation better understand, monitor and report on the various risks.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

The consolidated financial statements are prepared by applying certain accounting policies. Certain of these policies require management to make estimates and strategic or economic assumptions that may prove inaccurate or are subject to variations that may significantly affect the reported results and financial position for the period or in future periods. Some of the more significant policies are as follows:

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

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other-than- temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is deemed temporary and included in accumulated other comprehensive income (loss).

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan and lease losses (ALLL)–and separately a reserve for unfunded loan commitments and letters of credit in other liabilities–at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan and lease portfolios and other relevant factors. The ALLL is comprised of general, substandard loan and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for quantitative and qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance, management has segregated the loan portfolio by purpose and collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each class of loan, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off rates. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred since 2008, management reviewed each class’ historical losses by quarter for any trends that would indicate a different look back period would be more representative of current experience.

Management adjusts historical loss rates based on six quantitative factors and four qualitative factors which are listed in the preceding section titled Allowance for Loan and Lease Losses within Credit Risk Management. In determining the impact, if any, of an individual factor, management compares the current underlying facts and circumstances surrounding that particular factor with those in the historical periods, adjusting the historical loss factor based on changes in the quantitative or qualitative factor. Management will continue to analyze the factors on a quarterly basis, adjusting the historical loss factor as necessary, to a factor believed to be appropriate for the probable and inherent risk of loss in the portfolio.

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

The determination of the substandard loan ALLL component is consistent with the specific ALLL process, however is applicable to substandard rated loans that are not considered impaired.

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

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current, b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to dispose of a property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively reflect the decrease in collateral values during fiscal years 2010, 2011 and 2012. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

Loans are considered to be non-performing at such time that they become ninety days past due or earlier if a loss is deemed probable. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the fair value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral as described above.

Management considers the ALLL at June 30, 2012 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

Foreclosure

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets is held for sale and initially recorded at fair value less a 15% discount for estimated selling costs at the date of foreclosure, establishing a new cost basis. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, updated appraisals are generally obtained on an annual basis and the assets are adjusted to the lower of cost or fair value, less 15% for estimated selling expenses. An additional 10% discount is generally applied to all asset values that are based on appraisals greater than one year old. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to non-interest expense.

Mortgage Servicing Rights

Mortgage servicing rights (MSR) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified into relatively homogeneous pools based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, a mortgage servicing right impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

The interest rate bands used to stratify the serviced loans were changed in the quarter ending December 31, 2011 in response to the significantly lower interest rate environment over the past several years and the resultant “bunching’ of a substantial portion of serviced loans into two of the nine historical strata. The restratification of serviced loans did not have a material impact on the impairment measurement of the mortgage servicing right asset during that period.

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

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Corporation’s evaluation is based on current tax laws as well as management’s expectations of future performance.

As a result of its evaluation, the Corporation has recorded a full valuation allowance on its net deferred tax asset.

Revenue Recognition

The Corporation derives net interest and non-interest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Customer deposits,

•	Loan servicing, and

•	Sale of loans and securities.

The Corporation also earns fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees and selling various insurance products. Revenue earned on interest-earning assets, including the accretion of fair value adjustments on discounts for purchased loans, is recognized based on the effective yield of the financial instrument.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Factors that could affect actual results include but are not limited to;

(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	changes in technology;

(v)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(vi)	uncertainties regarding our ability to continue as a going concern;

(vii)	our ability to address our own liquidity problems;

(viii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(ix)	our ability to pay dividends;

(x)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(xi)	dilution of existing shareholders as a result of possible future transaction;

(xii)	uncertainties about the Corporation and the Bank’s Cease and Desist Orders;

(xiii)	uncertainties about our ability to meet the Bank’s 12 percent capital requirement of our Cease and Desist Order;

(xiv)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes;

(xv)	changes in accounting principles, policies or guidelines;

(xvi)	significant unforeseen legal expenses;

(xvii)	uncertainties about market interest rates;

(xviii)	security breaches of our information systems;

(xix)	environmental liability for properties to which we take title;

(xx)	expiration of our Amended and Restated Credit Agreement;

(xxi)	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored entities;

(xxii)	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

(xxiii)	challenges relating to recruiting and retaining key employees.

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

The Corporation’s market risk has not materially changed from March 31, 2012. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012. See also “Asset/Liability Management” in Part I, Item 2 of this report.

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

Part II – Other Information

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

Refer to “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012, for discussion of these risks.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three months ended June 30, 2012.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits. *

The following exhibits are filed with this report:

	Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

	Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

*	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date: August 9, 2012	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Office

Date: August 9, 2012	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer