Form 10-Q
period 2012-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2012-11-08
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Class: Common stock — $.10 Par Value

Number of shares outstanding as of October 31, 2012: 21,247,225

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

		Page #
Part I - Financial Information

Item 1	Financial Statements

	Unaudited Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2012 and 2011	3

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended September 30, 2012 and Year Ended March 31, 2012	5

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

	Executive Overview	49

	Results of Operations	54

	Financial Condition	62

	Regulatory Developments	62

	Risk Management	65

	Credit Risk Management	66

	Liquidity Risk Management	74

	Market Risk Management	78

	Critical Accounting Estimates and Judgments	80

	Forward Looking Statements	83

Item 3	Quantitative and Qualitative Disclosures About Market Risk	84

Item 4	Controls and Procedures	84

Part II - Other Information		86

Item 1	Legal Proceedings	86
Item 1A	Risk Factors	86
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3	Defaults Upon Senior Securities	86
Item 4	Mine Safety Disclosures	86
Item 5	Other Information	86
Item 6	Exhibits	86

Signatures		87

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	March 31, 2012
	(In thousands, except share data)
Assets
Cash and due from banks	$39,871	$47,119
Interest-earning deposits	291,808	195,861

Cash and cash equivalents	331,679	242,980
Investment securities available for sale	241,776	242,299
Investment securities held to maturity (fair value of $0 and $20, respectively)	—	20
Loans
Held for sale	34,274	39,332
Held for investment, less allowance for loan losses of $90,678 at September 30, 2012 and $111,215 at March 31, 2012	1,859,473	2,057,744
Other real estate owned, net	94,918	88,841
Premises and equipment, net	25,552	25,453
Federal Home Loan Bank stock—at cost	25,630	35,792
Mortgage servicing rights, net	18,526	22,156
Accrued interest receivable	10,878	12,075
Other assets	22,749	22,760

Total assets	$2,665,455	$2,789,452

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$300,181	$280,931
Interest bearing	1,844,229	1,983,970

Total deposits	2,144,410	2,264,901
Other borrowed funds	467,293	476,103
Accrued interest and fees payable	52,382	43,327
Accrued taxes, insurance and employee related expenses	7,550	6,385
Other liabilities	29,859	28,286

Total liabilities	2,701,494	2,819,002

Commitments and contingent liabilities (Note 13)
Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $22,029 at September 30, 2012 and $18,785 at March 31, 2012	100,137	96,421
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued at September 30, 2012 and March 31, 2012	2,536	2,536
Additional paid-in capital	110,402	110,402
Retained deficit	(159,739)	(147,513)
Accumulated other comprehensive income related to AFS securities	4,620	3,628
Accumulated other comprehensive loss related to OTTI securities - non credit factors	(2,467)	(3,496)

Total accumulated other comprehensive income	2,153	132
Treasury stock (4,116,114 shares at September 30, 2012 and 4,115,614 shares at March 31, 2012), at cost	(90,259)	(90,259)
Deferred compensation obligation	(1,269)	(1,269)

Total stockholders’ deficit	(36,039)	(29,550)

Total liabilities and stockholders’ deficit	$2,665,455	$2,789,452

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest income
Loans	$24,314	$29,937	$49,602	$62,046
Investment securities and Federal Home Loan Bank stock	1,535	2,960	3,084	6,916
Interest-earning deposits	196	98	350	150

Total interest income	26,045	32,995	53,036	69,112
Interest expense
Deposits	2,956	6,727	6,547	14,046
Other borrowed funds	7,030	7,768	14,031	15,046

Total interest expense	9,986	14,495	20,578	29,092

Net interest income	16,059	18,500	32,458	40,020
Provision for credit losses	5,351	17,115	3,635	20,597

Net interest income after provision for credit losses	10,708	1,385	28,823	19,423

Non-interest income
Impairment on new OTTI securities	—	—	—	—
Non-credit related impairment on new OTTI securities recognized in other comprehensive income	—	—	—	—
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(146)	(123)	(210)	(182)

Net impairment losses recognized in earnings	(146)	(123)	(210)	(182)
Loan servicing income (loss), net of amortization	(590)	488	(996)	1,295
Service charges on deposits	2,693	2,754	5,375	5,354
Investment and insurance commissions	958	917	1,990	1,954
Net gain on sale of loans	7,176	4,010	13,012	5,203
Net gain on sale of investment securities	11	5,206	73	6,342
Net gain on sale of OREO	1,600	1,659	4,772	2,904
Other	1,354	1,525	2,538	2,646

Total non-interest income	13,056	16,436	26,554	25,516

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Non-interest expense
Compensation and benefits	$10,036	$9,749	$20,506	$19,826
Occupancy	1,929	1,925	3,762	3,905
Furniture and equipment	1,346	1,531	2,858	2,992
Federal deposit insurance premiums	1,561	1,774	3,125	3,707
Data processing	1,639	1,608	3,024	2,991
Marketing	365	429	613	734
OREO expense, net	8,110	5,823	15,122	14,600
Mortgage servicing rights impairment	2,100	5,069	3,357	5,290
Legal services	1,415	1,328	3,013	2,281
Other professional fees	565	756	1,208	1,774
Other	3,454	3,990	7,490	7,745

Total non-interest expense	32,520	33,982	64,078	65,845

Loss before income taxes	(8,756)	(16,161)	(8,701)	(20,906)
Income tax expense (benefit)	(191)	—	(191)	10

Net loss	(8,565)	(16,161)	(8,510)	(20,916)
Preferred stock dividends in arrears	(1,634)	(1,579)	(3,244)	(3,115)
Preferred stock discount accretion	(1,853)	(1,853)	(3,716)	(3,716)

Net loss available to common equity	$(12,052)	$(19,593)	$(15,470)	$(27,747)

Net loss	$(8,565)	$(16,161)	$(8,510)	$(20,916)
Reclassification adjustment for realized net gains recognized in income	(11)	(5,206)	(73)	(6,342)
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	(26)	(11)	(96)	48
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	(4)	—
Reclassification adjustment for realized credit losses recognized in income	172	134	310	134
Change in net unrealized gains on available-for-sale securities	899	12,825	1,884	26,838

Comprehensive loss	$(7,531)	$(8,419)	$(6,489)	$(238)

Loss per common share:
Basic	$(0.57)	$(0.92)	$(0.73)	$(1.31)
Diluted	(0.57)	(0.92)	(0.73)	(1.31)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at March 31, 2011	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)

Net loss	—	—	—	(36,738)	—	—	—	(36,738)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(6,579)	(6,579)
Reclassification adjustment for net change in unrealized credit related other-than- temporary impairment recognized in income	—	—	—	—	—	—	194	194
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	364	364
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	26,105	26,105
Vesting of restricted stock	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	(1,111)	—	—	1,111	—	—
Accretion of preferred stock discount	7,413	—	—	(7,413)	—	—	—	—

Balance at March 31, 2012	96,421	2,536	110,402	(147,513)	(90,259)	(1,269)	132	(29,550)

Net loss	—	—	—	(8,510)	—	—	—	(8,510)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(73)	(73)
Reclassification adjustment for net change in unrealized credit related other-than- temporary impairment recognized in income	—	—	—	—	—	—	(96)	(96)
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	—	—	—	(4)	(4)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	310	310
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	1,884	1,884
Accretion of preferred stock discount	3,716	—	—	(3,716)	—	—	—	—

Balance at September 30, 2012	$100,137	$2,536	$110,402	$(159,739)	$(90,259)	$(1,269)	$2,153	$(36,039)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2012	2011
	(In thousands)
Operating Activities
Net loss	$(8,510)	$(20,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	3,635	20,597
Provision for OREO losses	9,751	7,389
Loss provision on deposit method OREO property	3,301	—
Depreciation and amortization	1,884	1,826
Amortization and accretion of investment securities premium / discount, net	383	852
Impairment of real estate held for development and sale	535	—
Mortgage servicing rights impairment	3,357	5,290
Cash paid to originate loans held for sale	(497,231)	(264,303)
Cash received on sale of loans held for sale	505,185	231,845
Net gain on sales of loans	(13,012)	(5,203)
Net gain on sale of investment securities	(73)	(6,342)
Gain on sale of OREO	(4,772)	(2,904)
Loss on disposal of premises and equipment	571	—
Net impairment losses on investment securities	210	182
Stock-based compensation expense	—	18
Decrease in accrued interest receivable	1,197	2,046
(Increase) decrease in other assets	(251)	1,035
Increase in accrued interest and fees payable	9,055	6,650
Increase in other liabilities	2,738	23,760

Net cash provided by operating activities	17,953	1,822
Investing Activities
Proceeds from sale of investment securities	2,778	218,629
Purchase of investment securities	(20,502)	—
Principal collected on investment securities	19,768	20,427
FHLB stock redemption	10,162	—
Decrease in loans held for investment	158,571	192,023
Purchases of premises and equipment	(241)	(785)
Proceeds from sale of premises and equipment	—	21
Proceeds from sale of OREO	29,511	43,094
Proceeds from sale of real estate held for development and sale	—	173

Net cash provided by investing activities	200,047	473,582

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Cont’d)

(Unaudited)

	Six Months Ended September 30,
	2012	2011
	(In thousands)
Financing Activities
Decrease in deposits	$(128,363)	$(115,446)
Increase in advance payments by borrowers for taxes and insurance	7,872	8,851
Proceeds from borrowed funds	40,996	1,550,000
Repayment of borrowed funds	(49,806)	(1,670,979)

Net cash used in financing activities	(129,301)	(227,574)

Net increase in cash and cash equivalents	88,699	247,830
Cash and cash equivalents at beginning of period	242,980	107,015

Cash and cash equivalents at end of period	$331,679	$354,845

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$12,390	$22,442
Income taxes	10	—
Non-cash transactions:
Transfer of loans to OREO	46,180	49,842
Transfer of premises and equipment to OREO	558	—
Transfer of OREO to premises and equipment	2,870	—
Unsettled sales of investment securities	—	115,013

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at September 30, 2012: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three- and six-month periods ended September 30, 2012 is not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Certain prior period amounts have been reclassified to conform to the current period presentations with no impact on net income (loss) or total equity.

Note 2 – Significant Risks and Uncertainties

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”).

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

The Bank is also subject to a capital restoration plan including a Prompt Corrective Action Directive (“PCA”). Under the PCA, the Bank must obtain prior written approval before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of other real estate owned due to foreclosure (“OREO”) where the contract does not exceed $3.5 million and the sales price of the OREO does not fall below 85% of the net carrying value of the OREO.

The Orders also stipulated that, as of September 30, 2009, the Bank was required to meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, as of December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent.

At September 30, 2012, the Bank had a tier 1 leverage (core) ratio of 4.63% and a total risk-based capital ratio of 9.07%, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders, the Bank could be subject to further regulatory action, although neither the Bank nor the Corporation has received notice of any regulatory action to be taken by the OCC or the Federal Reserve with regards to the Orders. That said, at September 30, 2012, the Bank’s risk-based capital is considered “adequately capitalized” for regulatory purposes. Under OCC requirements, a bank must have a total risk-based capital ratio of 8 percent or greater to be considered adequately capitalized. The Bank continues to work toward the requirements of the Bank Order which requires a total risk-based capital ratio of 12 percent, which exceeds traditional capital requirements for a bank. All customer deposits remain fully insured to the limits set by the FDIC.

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, restructuring alternatives and in achieving compliance with the requirements of the Orders. The Corporation and the Bank consult with the Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in the past four fiscal years, significant levels of criticized assets at the Bank and negative equity raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

Further, the Corporation entered into an amendment dated November 29, 2011 (“Amendment No. 8”) to the Amended and Restated Credit Agreement (“Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent” as described in Note 9, in which the existing interest rate remained the same and the financial covenants related to capital ratios and non-performing loans were moderately relaxed. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights if all covenants are not complied with, including the right to accelerate the maturity of the borrowings. As of September 30, 2012, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce outstanding borrowings to zero. There can be no assurance that the Corporation will be able to raise sufficient capital or have enough cash on hand to reduce outstanding borrowings to zero by November 30, 2012, which may, if unable to secure an extension at that time, limit the Corporation’s ability to fund ongoing operations.

Credit Risks

Non-performing assets totaled $251.5 million at September 30, 2012, or 9.4% of total assets, which decreased the Corporation’s interest income. The Corporation’s results of operations will continue to be impacted by the level of non-performing assets, and the Corporation expects continued downward pressure on interest income in the future. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has a net loss of $8.6 million and $8.5 million for the three and six months ended September 30, 2012, respectively. Stockholders’ equity declined from a deficit of $29.6 million or (1.06)% of total assets at March 31, 2012 to a deficit of $36.0 million or (1.35)% of total assets at September 30, 2012.

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

Note 4 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
September 30, 2012
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,500	$63	$—	$3,563
Corporate stock and bonds	652	65	(83)	634
Non-agency CMOs (1)	19,701	26	(2,467)	17,260
Government sponsored agency mortgage-backed securities (1)	3,283	227	—	3,510
GNMA mortgage-backed securities (1)	212,487	4,345	(23)	216,809

	$239,623	$4,726	$(2,573)	$241,776

March 31, 2012
Available-for-sale:
U.S. government sponsored and federal agency obligations	$3,556	$—	$(25)	$3,531
Corporate stock and bonds	652	50	(41)	661
Non-agency CMOs (1)	25,067	163	(3,638)	21,592
Government sponsored agency mortgage-backed securities (1)	3,944	251	—	4,195
GNMA mortgage-backed securities (1)	208,948	3,597	(225)	212,320

	$242,167	$4,061	$(3,929)	$242,299

Held-to-maturity:
Government sponsored agency mortgage-backed securities (1) (2)	$20	$—	$—	$20

(1)	Primarily collateralized by residential mortgages.
(2)	Full principal payoff was received on this security in May, 2012.

Independent pricing services are used to value all investment securities. One pricing service is used to value all securities except the non-agency CMOs. A specialized pricing service is used for valuation of the non-agency CMO portfolio.

To estimate the fair value of non-agency CMOs, the pricing service valuation model discounted estimated expected cash flows after credit losses at rates ranging from 4% to 10%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The tables below present the fair value and gross unrealized losses of all securities in an unrealized loss position, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2012 and March 31, 2012.

	Unrealized Loss Position Less than 12 months		Unrealized Loss Position 12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2012
Corporate stock and bonds (1)	$68	$(83)	$1	$—	$69	$(83)
Non-agency CMOs	—	—	15,617	(2,467)	15,617	(2,467)
GNMA mortgage-backed securities	19,300	(23)	—	—	19,300	(23)

	$19,368	$(106)	$15,618	$(2,467)	$34,986	$(2,573)

March 31, 2012
U.S. government sponsored and federal agency obligations	$3,531	$(25)	$—	$—	$3,531	$(25)
Corporate stock and bonds	111	(41)	—	—	111	(41)
Non-agency CMOs	77	—	18,109	(3,638)	18,186	(3,638)
GNMA mortgage-backed securities	37,631	(225)	—	—	37,631	(225)

	$41,350	$(291)	$18,109	$(3,638)	$59,459	$(3,929)

(1)	Includes an unrealized loss of 12 months or more that rounded down to zero.

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 16 at September 30, 2012 and 20 at March 31, 2012. Although these securities have declined in value, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 4% to 10%. These rates equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date.

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of September 1, 2012. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 3.42% to 11.81%.

At September 30, 2012, 10 non-agency CMOs with a fair value of $15.9 million and an adjusted cost basis of $18.4 million were other-than-temporarily impaired. At March 31, 2012, 14 non-agency CMOs with a fair value of $19.6 million and an adjusted cost basis of $23.1 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $146,000 was included in earnings for the three months ended September 30, 2012. For the three months ended September 30, 2012, realized losses of $172,000 related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of September 30, 2012 due to changes in interest rates and other non-credit related factors totaled $106,000. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the three and six months ended September 30, 2012 and 2011:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$2,157	$2,256	$2,391	$2,197

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	146	122	214	181
Credit related OTTI previously recognized for securities sold during the period	(76)	—	(236)	—
Credit related OTTI previously recognized for securities paid-off during the period	—	—	(4)	—
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(172)	(134)	(310)	(134)

Ending balance of unrealized OTTI related to credit losses	$2,055	$2,244	$2,055	$2,244

All of the Corporation’s other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	September 30, 2012
(In thousands)
Prior to 2005	$7
2005	394
2006	303
2007	1,351

$2,055

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales	$873	$162,872	$2,778	$218,629

Gross gains	11	5,240	73	6,381
Gross losses	—	(34)	—	(39)

Net gain on sales	$11	$5,206	$73	$6,342

At September 30, 2012 and March 31, 2012, investment securities available-for-sale with a fair value of approximately $199.5 million and $216.3 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at September 30, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
September 30, 2012
Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$3,563	$—	$—	$3,563
Corporate stock and bonds	—	634	—	—	634
Non-agency CMOs	—	6	17,254	—	17,260
Government sponsored agency mortgage-backed securities	1	39	612	2,858	3,510
GNMA mortgage-backed securities	—	—	415	216,394	216,809

Total	$1	$4,242	$18,281	$219,252	$241,776

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	September 30,	March 31,
	2012	2012
	(In thousands)
Residential	$559,150	$564,427
Commercial and industrial	26,291	38,977
Commercial real estate:
Land and construction	140,092	186,048
Multi-family	305,952	342,216
Retail/office	265,494	298,277
Other commercial real estate	212,211	248,275
Consumer:
Education	200,793	240,331
Other consumer	266,595	269,532

Total unpaid principal balance	1,976,578	2,188,083

Allowance for loan losses	(90,678)	(111,215)
Undisbursed loan proceeds (1)	(23,626)	(16,034)
Unearned loan fees, net	(2,795)	(3,086)
Unearned interest	(6)	(4)

Total loan contra balances	(117,105)	(130,339)

Loans held for investment	$1,859,473	$2,057,744

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At September 30, 2012, $559.2 million, or 28.3%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At September 30, 2012, approximately $369.1 million, or 66.0%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. Current production of these loans with terms of 15 years or more are generally sold to Fannie Mae, Freddie Mac and other institutional investors, while a portion of loan production is retained in the held for investment portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority ("WHEDA"), Wisconsin Department of Veterans Affairs (“WDVA”) and the Federal Housing Administration (“FHA”). The Corporation retains the right to service substantially all loans that it sells.

At September 30, 2012, approximately $190.0 million, or 34.0%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At September 30, 2012, the unpaid principal balance receivable of commercial and industrial loans amounted to $26.3 million, or 1.3%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At September 30, 2012, $923.7 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 46.7% of the total loans unpaid principal balance receivable. The Corporation generally limits the origination of such loans to its primary market area.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At September 30, 2012, $467.4 million, or 23.6%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $200.8 million, or 10.2%, of the total loans unpaid principal balance receivable at September 30, 2012 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within six months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended September 30, 2010, the Corporation discontinued the origination of student loans following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the six months ended September 30, 2012.

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

The following table presents the allowance for loan losses by component:

	September 30,	March 31,
	2012	2012
	(In thousands)
General component	$30,409	$37,085
Substandard loan component	30,258	29,980
Specific component	30,011	44,150

Total allowance for loan losses	$90,678	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	September 30, 2012	March 31, 2012
	(In thousands)
Pass (1)	$1,533,838	$1,624,625
Watch	114,399	115,917
Special mention	35,846	56,762

Total pass, watch and special mention rated loans	1,684,083	1,797,304

Substandard rated loans, excluding TDR accrual	77,024	93,207

TDR accrual	58,928	72,648
Non-accrual	156,543	224,924

Total impaired loans	215,471	297,572

Total unpaid principal balance	$1,976,578	$2,188,083

(1)	Includes all accrual residential and consumer loans.

The following table presents activity in the allowance for loan losses by portfolio segment for the three and six months ended September 30, 2012 and 2011:

Three Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2012
Beginning balance	$13,545	$8,516	$75,981	$2,435	$100,477
Provision	(1,400)	(808)	5,921	1,315	5,028
Charge-offs	(1,711)	(559)	(13,828)	(1,036)	(17,134)
Recoveries	529	136	1,620	22	2,307

Ending balance	$10,963	$7,285	$69,694	$2,736	$90,678

September 30, 2011
Beginning balance	$19,627	$17,465	$98,019	$3,629	$138,740
Provision	(279)	3,221	14,553	(280)	17,215
Charge-offs	(1,667)	(1,528)	(16,154)	(886)	(20,235)
Recoveries	350	652	1,365	260	2,627

Ending balance	$18,031	$19,810	$97,783	$2,723	$138,347

Six Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2012
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	273	(2,251)	2,161	2,042	2,225
Charge-offs	(3,074)	(2,210)	(20,596)	(1,827)	(27,707)
Recoveries	737	1,178	2,976	54	4,945

Ending balance	$10,963	$7,285	$69,694	$2,736	$90,678

September 30, 2011
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provision	111	3,024	17,286	414	20,835
Charge-offs	(3,423)	(4,050)	(28,728)	(1,744)	(37,945)
Recoveries	856	1,295	2,780	404	5,335

Ending balance	$18,031	$19,810	$97,783	$2,723	$138,347

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of September 30, 2012 and March 31, 2012:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$3,392	$3,915	$22,296	$408	$30,011
Collectively evaluated for impairment	7,571	3,370	47,398	2,328	60,667

Total	$10,963	$7,285	$69,694	$2,736	$90,678

Loans:
Loans individually evaluated	$38,378	$5,573	$164,398	$7,122	$215,471
Loans collectively evaluated	520,772	20,718	759,351	460,266	1,761,107

Total	$559,150	$26,291	$923,749	$467,388	$1,976,578

March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$5,080	$5,548	$33,137	$385	$44,150
Collectively evaluated for impairment	7,947	5,020	52,016	2,082	67,065

Total	$13,027	$10,568	$85,153	$2,467	$111,215

Loans:
Loans individually evaluated	$49,411	$10,774	$228,873	$8,514	$297,572
Loans collectively evaluated	515,016	28,203	845,943	501,349	1,890,511

Total	$564,427	$38,977	$1,074,816	$509,863	$2,188,083

The provision for credit losses reflected in the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Provision for loan losses	$5,028	$17,215	$2,225	$20,835
Provision for unfunded commitment losses	323	(100)	1,410	(238)

Provision for credit losses	$5,351	$17,115	$3,635	$20,597

The provision for unfunded commitment losses in the three and six months ending September 30, 2012 totaled $0.3 million and $1.4 million, respectively, up from ($0.1) million and ($0.2) million, respectively, during the same periods in 2011. The reserve for unfunded commitments and letters of credit at September 30, 2012 totaled $2.0 million, classified in other liabilities on the consolidated balance sheet.

At September 30, 2012, $215.5 million of unpaid principal balance of loans were identified as impaired which includes performing troubled debt restructurings. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of the Corporation’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of September 30, 2012:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
	(In thousands)
September 30, 2012
With no specific allowance recorded:
Residential	$13,334	$—	$13,334	$15,303	$227
Commercial and industrial	110	—	110	695	65
Land and construction	30,555	—	30,555	31,168	491
Multi-family	14,683	—	14,683	15,562	261
Retail/office	14,779	—	14,779	14,373	343
Other commercial real estate	17,856	—	17,856	17,029	341
Education	—	—	—	—	—
Other consumer	201	—	201	206	21

Subtotal	91,518	—	91,518	94,336	1,749

With an allowance recorded (1):
Residential	25,044	3,392	21,652	21,746	181
Commercial and industrial	5,463	3,915	1,548	2,126	92
Land and construction	13,052	5,073	7,979	6,662	102
Multi-family	22,098	5,499	16,599	17,603	485
Retail/office	24,046	5,285	18,761	19,286	490
Other commercial real estate	27,329	6,439	20,890	24,743	441
Education (2)	628	1	627	587	—
Other consumer	6,293	407	5,886	6,004	204

Subtotal	123,953	30,011	93,942	98,757	1,995

Total
Residential	38,378	3,392	34,986	37,049	408
Commercial and industrial	5,573	3,915	1,658	2,821	157
Land and construction	43,607	5,073	38,534	37,830	593
Multi-family	36,781	5,499	31,282	33,165	746
Retail/office	38,825	5,285	33,540	33,659	833
Other commercial real estate	45,185	6,439	38,746	41,772	782
Education (2)	628	1	627	587	—
Other consumer	6,494	407	6,087	6,210	225

	$215,471	$30,011	$185,460	$193,093	$3,744

(1)

Includes ratio-based allowance for loan losses of $2.7 million associated with loans totaling $26.1 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

(2)

Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance and average carrying amounts totaling $20,320 and $24,560 that are not considered impaired based on a guarantee provided by government agencies.

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
March 31, 2012
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

The following is additional information regarding impaired loans:

	September 30, 2012	March 31, 2012
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$123,953	$173,596
Without a specific reserve	91,518	123,976

Total impaired loans	215,471	297,572
Less:
Specific valuation allowance for impaired loans	(30,011)	(44,150)

Carrying amount of impaired loans	$185,460	$253,422

Average carrying amount of impaired loans	$193,093	$304,060
Loans and troubled debt restructurings on non-accrual status	156,543	224,924
Troubled debt restructurings - accrual	58,928	72,648
Troubled debt restructurings - non-accrual (1)	51,787	76,378
Loans past due ninety days or more and still accruing (2)	20,320	30,697

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)

Includes the guaranteed portion of education loans of $20,320 and $24,641 at September 30, 2012 and March 31, 2012, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

The following table presents interest income recognized on impaired loans on a cash basis:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$1,841	$2,183	$3,744	$3,446

All TDRs are classified as impaired loans, subject to performance conditions noted below. TDRs may be on either accrual or non-accrual status based upon the repayment performance of the borrower and management’s assessment of collectability. Loans deemed non-accrual may return to accrual status after six consecutive months of performance in accordance with the terms of the restructuring. Additionally, they may no longer be considered a TDR after twelve consecutive months of performance in accordance with the terms of the restructuring agreement if the interest rate was a market rate for a borrower with similar credit risk at the date of restructuring.

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010, 2011 and 2012, as reflected in recently received appraisals. Currently, $279.2 million or approximately 88% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under Corporation policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

While Corporate policy may not require updated appraisals for these loans, new appraisals may still be obtained. For example, 52% of the loans which do not require an updated appraisal do have either an appraisal within the last year or an appraisal on order. If real estate values decline, the Corporation may have to increase its allowance for loan losses as updated appraisals or other indications of a decrease in the value of collateral are received.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and March 31, 2012 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
September 30, 2012
Residential	$2,941	$783	$26,931	$30,655
Commercial and industrial	119	64	2,454	2,637
Land and construction	3,270	172	17,643	21,085
Multi-family	719	202	19,942	20,863
Retail/office	1,922	—	12,551	14,473
Other commercial real estate	3,032	340	12,311	15,683
Education	7,805	5,485	20,948	34,238
Other consumer	1,551	949	5,862	8,362

	$21,359	$7,995	$118,642	$147,996

March 31, 2012
Residential	$2,414	$1,071	$37,791	$41,276
Commercial and industrial	976	539	3,183	4,698
Land and construction	37	—	60,680	60,717
Multi-family	360	541	26,371	27,272
Retail/office	2,627	2,634	14,033	19,294
Other commercial real estate	1,884	191	16,323	18,398
Education	8,370	6,562	25,403	40,335
Other consumer	1,664	692	6,879	9,235

	$18,332	$12,230	$190,663	$221,225

Total delinquencies (loans past due 30 days or more) at September 30, 2012 were $148.0 million. The Corporation has experienced a reduction in delinquencies at each quarter-end since December 31, 2010 due to improving credit conditions and loans moving to OREO. The Corporation has $20.3 million of education loans past due 90 days or more that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

As of September 30, 2012 and March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Non-Accrual	Principal Balance
	(In thousands)
September 30, 2012
Commercial and industrial	$10,142	$4,123	$631	$7,830	$3,565	$26,291
Commercial real estate:
Land and construction	45,372	17,903	6,023	28,992	41,802	140,092
Multi-family	238,690	19,031	1,910	18,808	27,513	305,952
Retail/office	147,866	53,837	2,654	39,452	21,685	265,494
Other	105,795	19,505	24,628	40,870	21,413	212,211

	$547,865	$114,399	$35,846	$135,952	$115,978	$950,040

Percent of total unpaid principal balance	57.7%	12.0%	3.8%	14.3%	12.2%	100.0%

March 31, 2012
Commercial and industrial	$15,187	$5,506	$255	$9,812	$8,217	$38,977
Commercial real estate:
Land and construction	63,643	4,532	6,344	47,300	64,229	186,048
Multi-family	252,107	26,829	2,728	22,790	37,762	342,216
Retail/office	149,907	58,252	13,080	43,221	33,817	298,277
Other	122,427	20,798	34,355	42,732	27,963	248,275

	$603,271	$115,917	$56,762	$165,855	$171,988	$1,113,793

Percent of total unpaid principal balance	54.2%	10.4%	5.1%	14.9%	15.4%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of September 30, 2012 and March 31, 2012:

	September 30, 2012			March 31, 2012
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$525,583	$33,567	$559,150	$519,877	$44,550	$564,427
Consumer:
Education (1)	200,165	628	200,793	239,569	762	240,331
Other consumer	260,225	6,370	266,595	261,908	7,624	269,532

	$985,973	$40,565	$1,026,538	$1,021,354	$52,936	$1,074,290

(1)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

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

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the three and six months ended September 30, 2012 and 2011:

Troubled Debt Restructuring - by Class

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
		Unpaid Principal Balance (2) (at period end)				Unpaid Principal Balance (2) (at period end)
			Balance in the ALLL (3)				Balance in the ALLL (3)
Troubled Debt Restructurings (1)	Number of Modifications		Prior to Modification	At Period End	Number of Modifications		Prior to Modification	At Period End

	(Dollars in thousands)
Residential	7	$757	$185	$185	8	$1,517	$—	$169
Commercial and industrial	1	24	—	—	2	169	170	169
Land and construction	1	125	—	—	5	32,056	3,886	5,614
Multi-family	—	—	—	—	5	4,085	118	148
Retail/office	—	—	—	—	2	613	—	104
Other commercial real estate	3	706	58	58	5	1,849	273	328
Education	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	1	54	—	27

	12	$1,612	$243	$243	28	$40,343	$4,447	$6,559

	Six Months Ended September 30, 2012				Six Months Ended September 30, 2011
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (2) (at period end)				Unpaid Principal Balance (2) (at period end)
			Balance in the ALLL (3)				Balance in the ALLL (3)
			Prior to Modification	At Period End	Number of Modifications		Prior to Modification	At Period End

	(Dollars in thousands)
Residential	7	$757	$185	$185	9	$1,607	$—	$179
Commercial and industrial	3	181	206	151	4	1,140	920	861
Land and construction	3	1,088	96	—	9	38,727	5,987	7,323
Multi-family	—	—	—	—	5	4,085	117	148
Retail/office	3	1,712	596	649	6	3,142	274	504
Other commercial real estate	3	706	58	58	6	5,586	275	1,889
Education	—	—	—	—	—	—	—	—
Other consumer	2	34	—	—	1	54	—	27

	21	$4,478	$1,141	$1,043	40	$54,341	$7,573	$10,931

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans.

The following table presents loans modified in a troubled debt restructuring from October 1, 2011 to September 30, 2012, by class, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three and six months ended September 30, 2012 compared to three and six months ended September 30, 2011:

	Three Months Ended
	September 30, 2012		September 30, 2011
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	—	$—	—	$—
Commercial and industrial	1	24	—	—
Land and construction	8	14,963	—	—
Multi-family	—	—	—	—
Retail/office	—	—	—	—
Other commercial real estate	1	110	—	—
Education	—	—	—	—
Other consumer	—	—	—	—

	10	$15,097	—	$—

	Six Months Ended
	September 30, 2012		September 30, 2011
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	—	$—	—	$—
Commercial and industrial	3	437	1	69
Land and construction	8	14,963	—	—
Multi-family	—	—	—	—
Retail/office	1	161	1	1,718
Other commercial real estate	1	110	1	47
Education	—	—	—	—
Other consumer	—	—	—	—

	13	$15,671	3	$1,834

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present the unpaid principal balance of loans modified in a TDR during the three and six month periods ended September 30, 2012 and September 31, 2011, by class and by type of modification:

	Three Months Ended September 30, 2012
	Principal and Interest to Interest Only			Below Market Rate (4)
		Interest Rate Reduction
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$757	$757
Commercial and industrial	—	—	—	—	24	24
Land and construction	—	—	—	—	125	125
Multi-family	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	85	—	—	621	706
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$—	$85	$—	$—	$1,527	$1,612

	Three Months Ended September 30, 2011
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$1,134	$383	$—	$—	$—	$1,517
Commercial and industrial	169	—	—	—	—	169
Land and construction	368	29,847	—	—	1,841	32,056
Multi-family	2,501	—	—	—	1,584	4,085
Retail/office	613	—	—	—	—	613
Other commercial real estate	1,331	518	—	—	—	1,849
Education	—	—	—	—	—	—
Other consumer	—	54	—	—	—	54

	$6,116	$30,802	$—	$—	$3,425	$40,343

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Six Months Ended September 30, 2012
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$757	$757
Commercial and industrial	—	—	—	28	153	181
Land and construction	—	—	—	—	1,088	1,088
Multi-family	—	—	—	—	—	—
Retail/office	—	—	161	—	1,551	1,712
Other commercial real estate	—	85	—	—	621	706
Education	—	—	—	—	—	—
Other consumer	—	—	—	18	16	34

	$—	$85	$161	$46	$4,186	$4,478

	Six Months Ended September 30, 2011
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$1,134	$473	$—	$—	$—	$1,607
Commercial and industrial	169	971	—	—	—	1,140
Land and construction	368	29,847	—	—	8,512	38,727
Multi-family	2,501	—	—	—	1,584	4,085
Retail/office	613	429	1,118	—	982	3,142
Other commercial real estate	1,331	4,255	—	—	—	5,586
Education	—	—	—	—	—	—
Other consumer	—	54	—	—	—	54

	$6,116	$36,029	$1,118	$—	$11,078	$54,341

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings – non-accrual balance may be returned to accrual status.

Pledged Loans

At September 30, 2012 and March 31, 2012, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $835.2 million and $792.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain of the real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9.

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

A summary of the activity in other real estate owned is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$83,955	$89,491	$88,841	$90,707

Additions (1)	27,920	26,590	46,738	49,842
Valuations/write-offs	(5,117)	(2,499)	(9,751)	(7,389)
Valuation of deposit method property (2)	(3,301)	—	(3,301)	—
Transfer to premises and equipment	—	—	(2,870)	—
Sales	(8,539)	(20,612)	(24,739)	(40,190)

Balance at end of period	$94,918	$92,970	$94,918	$92,970

(1)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 in both the three and six month periods ending September 30, 2012.
(2)	Represents the write-down to fair value less estimated selling costs of a loan classified as OREO due to a Bank financed sale of foreclosed property accounted for under the deposit method because of an inadequate down payment by the buyer. The buyer recently defaulted on this loan and the property has been foreclosed upon and revalued in OREO. The valuation amount includes the write-off of principal and interest payments received over the life of the loan totaling $1.4 million and a charge-off to the Allowance for loan losses of $1.9 million.

The balances at end of period above are net of a valuation allowance of $26.2 million and $20.7 million at September 30, 2012 and 2011, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$24,532	$20,865	$22,521	$19,975
Provision	5,117	2,499	9,751	7,389
Sales	(3,491)	(2,616)	(6,114)	(6,616)

Balance at end of period	$26,158	$20,748	$26,158	$20,748

During the three months ended September 30, 2012 and 2011, OREO expense, net was $8.1 million and $5.8 million, consisting of $5.1 million and $2.5 million of valuation adjustments, $0.8 million and $0.8 million of foreclosure cost expense and $2.2 million and $2.5 million of net expenses from operations, respectively. During the six months ended September 30, 2012 and 2011, OREO expense, net was $15.1 million and $14.6 million, consisting of $9.8 million and $7.4 million of valuation adjustments, $1.3 million and $1.9 million of foreclosure cost expense and $4.0 million and $5.3 million of net expenses from operations, respectively.

Note 7 - Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when loans are sold to third parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to an asset that is owned. Servicing assets are initially measured at fair value determined using a discounted cash flow model based on market assumptions at the time of origination. Subsequently, the MSR asset is carried at the lower of amortized cost or fair value. MSRs are assessed for impairment using a discounted cash flow model provided by a third party that is based on current market assumptions at each reporting period. For purposes of measuring fair value, the servicing rights are stratified into relatively homogeneous pools based on characteristics such as product type and interest rate bands. Impairment is recognized, if necessary, at the pool level rather than for each individual servicing right asset.

Accounting for MSRs is based on the amortization method. Under this method, servicing assets are amortized in proportion to and over the period of net servicing income. Income generated as the result of the capitalization of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the consolidated statements of operations. Ancillary income is recorded in other non-interest income.

Information regarding mortgage servicing rights for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$24,661	$24,731	$24,970	$25,366
Additions	2,423	1,328	4,450	1,998
Amortization	(2,386)	(1,574)	(4,722)	(2,879)

Balance at end of period - before valuation allowance	24,698	24,485	24,698	24,485
Valuation allowance	(6,172)	(5,695)	(6,172)	(5,695)

Balance at end of period	$18,526	$18,790	$18,526	$18,790

Fair value at the end of the period	$18,833	$19,908	$18,833	$19,908
Key assumptions:
Weighted average discount rate	10.90%	11.17%	10.90%	11.17%
Weighted average prepayment speed	19.71%	20.18%	19.71%	20.18%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of September 30, 2012 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Six months ended September 30, 2012	$4,450

Estimate for the year ended March 31,
2013 (six remaining months)	$2,470
2014	4,445
2015	3,557
2016	2,845
2017	2,276
Thereafter	9,105

$24,698

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was approximately $3.0 billion and $3.1 billion at September 30, 2012 and March 31, 2012, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	September 30, 2012		March 31, 2012
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$300,181	0.00%	$280,931	0.00%
Interest-bearing checking	265,959	0.08	274,414	0.08

Total checking accounts	566,140	0.04	555,345	0.04
Money market accounts	486,979	0.21	468,283	0.30
Regular savings	272,602	0.10	265,238	0.10
Advance payments by borrowers for taxes and insurance	13,959	0.10	6,128	0.10
Certificates of deposit:
0.00% to 1.99%	740,910	0.73	751,326	0.86
2.00% to 3.99%	38,100	2.94	179,455	2.42
4.00% and above	25,720	4.40	39,126	4.51

Total certificates of deposit	804,730	0.95	969,907	1.30

Total deposits	$2,144,410	0.43%	$2,264,901	0.64%

Maturities of certificates of deposit outstanding at September 30, 2012 are summarized as follows:

Matures During Year Ended March 31,	Amount
(In thousands)
2013 (six remaining months)	$376,678
2014	326,767
2015	40,108
2016	14,359
2017	33,216
Thereafter	13,602

$804,730

At September 30, 2012 and March 31, 2012, certificates of deposit with balances greater than or equal to $100,000 totaled $158.3 million and $195.2 million, respectively.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2012 and March 31, 2012, the Bank had $274,000 and $2.1 million in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. The Bank has $24.4 million in out-of-network certificates of deposit at September 30, 2012. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		September 30, 2012		March 31, 2012
	Matures During Year Ended March 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances:	2013 (six remaining months)	$—	0.00%	$10,000	4.12%
	2014	11,500	1.93	11,500	1.93
	2015	150,000	1.51	150,000	1.62
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB advances		347,500		357,500
Line of credit		116,300	15.00	116,300	15.00
Repurchase agreements		3,493	0.15	2,303	0.21

		$467,293	5.51%	$476,103	5.53%

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 65% of single-family loans, 60% of multi-family loans and 20% of eligible home equity and home equity line of credit loans meeting such criteria. FHLB borrowings of $181.0 million have call features that may be exercised quarterly by the FHLB. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $172.2 million and $184.6 million at September 30, 2012 and March 31, 2012, respectively.

Credit Agreement

As of September 30, 2012 and March 31, 2012, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank. The total line of credit available is $116.3 million. At September 30, 2012 and March 31, 2012, the base rate was 0.00% and the deferred rate was 15.00% for a weighted average interest rate of 15.00%.

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Credit Agreement is paid in full or (ii) November 30, 2012. At September 30, 2012, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $44.5 million and $6.1 million, respectively.

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

The Bank is in compliance with these covenants at September 30, 2012.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement and Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

The Corporation has requested renewal of the Credit Agreement and is currently engaged in negotiations with the Lenders.

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or September 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and September 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program and subsequently issued $60.0 million of bonds in February 2009 bearing interest at a fixed rate of 2.74%. The bonds matured on February 11, 2012 and were paid in full.

Note 10 – Capital Purchase Program

Pursuant to the Capital Purchase Program (“CPP”) in January 2009, Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7.4 million shares of the Corporation’s common stock at an exercise price of $2.23 per share. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the payment of dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received proceeds of $110 million. The Corporation has deferred 14 dividend payments on the Series B Preferred Stock held by the U.S. Treasury. On September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation as a result of the nonpayment of dividends. At September 30, 2012 and March 31, 2012, the cumulative amount of dividends in arrears not declared, including additional amounts attributable to compounding, was $22.0 million and $18.8 million, respectively.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of September 30, 2012, that the Bank was adequately capitalized under PCA guidelines. Under these OCC requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital levels for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well-capitalized under standard PCA guidelines at September 30, 2012 and March 31, 2012:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
September 30, 2012
Tier 1 leverage (1)	$123,567	4.63%	$106,658	4.00%	$133,323	5.00%	$213,317	8.00%
Tier 1 risk-based capital (2)	123,567	7.76	63,684	4.00	95,526	6.00	N/A	N/A
Total risk-based capital (3)	144,366	9.07	127,368	8.00	159,210	10.00	191,052	12.00

March 31, 2012
Tier 1 leverage (1)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%
Tier 1 risk-based capital (2)	125,894	7.11	70,850	4.00	106,276	6.00	N/A	N/A
Total risk-based capital (3)	149,141	8.42	141,701	8.00	177,126	10.00	212,551	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the Bank’s federal regulatory capital at September 30, 2012 and March 31, 2012:

	September 30,	March 31,
	2012	2012
	(In thousands)
Stockholders’ equity of the Bank	$127,296	$128,071
Less: Disallowed servicing assets	(1,576)	(2,045)
Accumulated other comprehensive income	(2,153)	(132)

Tier 1 capital	123,567	125,894
Plus: Allowable general valuation allowances	20,799	23,247

Total risk-based capital	$144,366	$149,141

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

At September 30, 2012 and March 31, 2012, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $152.3 million and $149.8 million at September 30, 2012 and March 31, 2012, respectively, was recorded to offset net deferred tax assets that exceed the Corporation's carry back potential.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows:

	September 30,	March 31,
	2012	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$47,774	$54,063
Other loss reserves	2,309	2,635
Federal NOL carryforwards	90,355	82,885
State NOL carryforwards	19,250	18,178
Purchase accounting	226	216
Other	3,842	3,635

Total deferred tax assets	163,756	161,612
Valuation allowance	(152,345)	(149,831)

Adjusted deferred tax assets	11,411	11,781

Deferred tax liabilities:
FHLB stock dividends	(1,928)	(2,636)
Mortgage servicing rights	(7,430)	(8,825)
Unrealized gains (losses)	(863)	(53)
Other	(1,190)	(267)

Total deferred tax liabilities	(11,411)	(11,781)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2008-2011 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and March 31, 2012, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30,	March 31,
	2012	2012
	(In thousands)
Commitments to extend credit:	$12,901	$15,022
Unused lines of credit:
Home equity	111,007	112,760
Credit cards	28,837	31,658
Commercial	12,683	9,446
Letters of credit	16,301	17,349
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	20,442	20,442

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

At September 30, 2012, the Corporation has $2.0 million of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

Pursuant to a credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $20.4 million at September 30, 2012 related to approximately $351.4 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $4,000 and $16,000 for the three months ending September 30, 2012 and September 30, 2011, respectively, and $8,000 and $62,000 for the six months ending September 30, 2012 and September 30, 2011. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. Although no specific reserve for loss has been established at September 30, 2012, possible losses due to an unfavorable outcome have been estimated in the range of zero to $2.4 million due to a shortfall in collateral value.

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

Derivative financial instruments are summarized as follows:

		September 30, 2012		March 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$124,928	$3,659	$115,032	$943
Forward contracts to sell mortgage loans (2)	Other liabilities	—	—	50,000	98

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	—	—	27,689	72
Forward contracts to sell mortgage loans (2)	Other liabilities	140,000	2,572	105,000	557

(1)

Interest rate lock commitments include $101.2 million and $118.3 million of commitments not yet approved in the credit underwriting process at September 30, 2012 and March 31, 2012, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.

(2)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments during the three months ended September 30, 2012 and 2011 were ($3.4) million and ($5.0) million, respectively, and ($7.2) million and ($5.5) million for the six months ended September 30, 2012 and 2011, respectively, recognized in net gain on sale of loans.

Note 15 - Fair Value of Financial Instruments

ASC Topic 820 establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, assumptions are utilized that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, market corroborated or generally unobservable inputs. Valuation methodologies are employed that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation methodologies, financial assets and liabilities measured at fair value on a recurring and nonrecurring basis are categorized according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities that are adjusted to fair value are classified in one of the following three categories:

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of September 30, 2012 and March 31, 2012, by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,563	$—	$3,563
Corporate stock and bonds	634	—	—	634
Non-agency CMOs	—	—	17,260	17,260
Government sponsored agency mortgage-backed securities	—	3,510	—	3,510
GNMA mortgage-backed securities	—	216,809	—	216,809
Other assets:
Interest rate lock commitments	—	3,659	—	3,659

Total	$634	$227,541	$17,260	$245,435

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Forward contracts to sell mortgage loans	—	2,572	—	2,572

Total	$—	$2,572	$—	$2,572

	Level 1	Level 2	Level 3	Total
March 31, 2012
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,531	$—	$3,531
Corporate stock and bonds	661	—	—	661
Non-agency CMOs	—	—	21,592	21,592
Government sponsored agency mortgage-backed securities	—	4,195	—	4,195
GNMA mortgage-backed securities	—	212,320	—	212,320
Other assets:
Interest rate lock commitments	—	943	—	943
Forward contracts to sell mortgage loans	—	98	—	98

Total	$661	$221,087	$21,592	$243,340

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$72	$—	$72
Forward contracts to sell mortgage loans	—	557	—	557

Total	$—	$629	$—	$629

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, corporate bonds, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at September 30, 2012 and March 31, 2012 to price GNMA mortgage-backed securities are as follows:

	September 30, 2012		March 31, 2012
	From	To	From	To
Coupon rate	1.6%	5.5%	1.6%	5.5%
Duration (in years)	0.1	6.1	0.1	6.1
PSA prepayment speed	283	458	201	495

The Corporation had 99.7% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance. The significant inputs used by the model at September 30, 2012 and March 31, 2012 include observable and unobservable inputs as follows:

	September 30, 2012		March 31, 2012
	From	To	From	To
Observable inputs:
30 to 59 day delinquency rate	1.6%	5.5%	1.2%	4.8%
60 to 89 day delinquency rate	0.6	2.6	0.6	2.5
90 plus day delinquency rate	1.1	5.7	1.1	6.0
Loss severity	39.6	68.4	39.5	71.7
Coupon rate	5.0	7.5	5.0	7.5
Current credit support	—	37.2	—	25.3
Unobservable inputs:
Month 1 to month 24 constant default rate	3.4	11.8	3.4	11.3
Discount rate	4.0	10.0	4.0	12.0

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Non-agency CMOs	(In thousands)
Beginning balance	$18,476	$35,270	$21,592	$46,637
Total realized/unrealized gains (losses):
Included in earnings	13	246	142	308
Included in other comprehensive income	866	(53)	1,034	(301)
Included in earnings as unrealized other-than-temporary impairment	(146)	(122)	(214)	(181)
Included in earnings upon pay off of securities for which other-than-temporary impairment was previously recognized	—	—	4	—
Included in earnings as realized other-than-temporary impairment	172	134	310	134
Principal repayments	(1,248)	(2,535)	(2,830)	(5,120)
Sales	(873)	(7,859)	(2,778)	(16,396)

Ending balance	$17,260	$25,081	$17,260	$25,081

There were no transfers in or out of Levels 1, 2 or 3 during the six months ended September 30, 2012 and twelve months ended March 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of September 30, 2012 and March 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2012	(In thousands)
Impaired loans, with an allowance recorded, net	$—	$—	$93,942	$93,942
Loans held for sale	—	—	—	—
Mortgage servicing rights	—	—	17,276	17,276
Other real estate owned	—	—	94,918	94,918

Total assets at fair value	$—	$—	$206,136	$206,136

March 31, 2012
Impaired loans, with an allowance recorded, net	$—	$—	$129,446	$129,446
Loans held for sale	—	145	—	145
Mortgage servicing rights	—	—	20,671	20,671
Other real estate owned	—	—	88,841	88,841

Total assets at fair value	$—	$145	$238,958	$239,103

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

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 10.0 percent to 19.5 percent as well as total portfolio lifetime weighted average prepayment speeds of 8.3 percent to 38.0 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Other borrowed funds: The fair value of other borrowed funds are estimated using discounted cash flow analysis, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements. In accordance with ASC Topic 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2012 and March 31, 2012.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	September 30, 2012		March 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$331,679	$331,679	$242,980	$242,980
Investment securities available for sale	241,776	241,776	242,299	242,299
Investment securities held to maturity	—	—	20	20
Loans held for sale	34,274	35,674	39,332	39,742
Loans held for investment	1,859,473	1,830,398	2,057,744	2,008,278
Mortgage servicing rights	18,526	18,833	22,156	22,770
Federal Home Loan Bank stock	25,630	25,630	35,792	35,792
Accrued interest receivable	10,878	10,878	12,075	12,075
Interest rate lock commitments	3,659	3,659	943	943
Forward contracts to sell mortgage loans	—	—	98	98
Financial liabilities:
Deposits	2,144,410	2,130,997	2,264,901	2,232,691
Other borrowed funds	467,293	495,502	476,103	502,846
Accrued interest payable - borrowings	45,245	45,245	36,568	36,568
Accrued interest payable - deposits	1,030	1,030	1,519	1,519
Interest rate lock commitments	—	—	72	72
Forward contracts to sell mortgage loans	2,572	2,572	557	557

Note 16 – Earnings Per Share

Basic earnings per share for the three and six months ended September 30, 2012 and 2011 has been determined by dividing net income available to common stockholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share - loss available to common stockholders	$(12,052)	$(19,593)	$(15,470)	$(27,747)
Denominator:
Denominator for basic earnings per share - weighted average shares	21,247	21,248	21,248	21,248
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	21,247	21,248	21,248	21,248

Basic loss per common share	$(0.57)	$(0.92)	$(0.73)	$(1.31)

Diluted loss per common share	$(0.57)	$(0.92)	$(0.73)	$(1.31)

At September 30, 2012, approximately 144,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Treasury’s warrants (see Note 10) to purchase approximately 7.4 million shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three and six month periods ended September 30, 2012 and 2011.

ANCHOR BANCORP WISCONSIN INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), which includes information regarding significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form 10-Q.

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

At September 30, 2012, the Bank and the Corporation had complied with all aspects of the Cease and Desist and the PCA, except the Bank had a tier 1 leverage ratio and a total risk-based capital ratio of 4.63 percent and 9.07 percent, respectively, each below the required capital ratios set forth above.

The Corporation remains diligent in its efforts to raise outside capital to bring it in compliance with the Cease and Desist Order. The Corporation continues to make strides to improve the financial performance and efficiency of the Bank to increase the likelihood that it will be able to attract outside capital.

But the organization continues to face significant challenges. The Corporation, as the holding company of the Bank, continues to be burdened with significant senior debt and preferred stock obligations. The Corporation currently owes $116.3 million of loan principal to various lenders led by U.S. Bank under the Credit Agreement that matures November 30, 2012. The Corporation also has accrued but unpaid interest and fees totaling $50.7 million associated with this obligation that is due and payable at maturity.

In addition, the Corporation issued $110 million in preferred stock in January 2009 to the United States Treasury pursuant to the Treasury’s Capital Purchase Program (“CPP”). While the Bank has substantial liquidity, it is currently precluded by its regulators from paying dividends to the Corporation. As a result, and as permitted under the CPP program, the Corporation has deferred 14 quarterly preferred stock dividend payments to the Treasury totaling $22.0 million, including interest. As a result of those deferrals, Treasury had the right to appoint two additional persons to the Corporation’s Board of Directors and as announced on September 30, 2011, appointed Messrs. Duane Morse and Leonard Rush to the Corporation’s Board.

The Corporation has engaged and continues to work with Sandler O’Neill & Partners, L.P. as its financial advisor to assist in capital raising efforts to address its capital needs.

Credit Highlights

The Corporation has continued to see improvement in early-stage and overall delinquencies during the past year. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At September 30, 2012, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) totaled $156.5 million, $68.4 million, or 30.4 percent, below the $224.9 million at March 31, 2012. In addition, the Bank experienced a moderate increase in the level of foreclosed properties on the consolidated balance sheet. At September 30, 2012, other real estate owned was $94.9 million, compared to $88.8 million at March 31, 2012, a 6.8 percent increase. As a result, the decline in the levels of non-performing assets was less than the decline in non-performing loans. An elevated level of non-performing assets has, and will continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio.

The allowance for loan losses declined to $90.7 million at September 30, 2012 from $111.2 million at March 31, 2012, an 18.5 percent decrease. Net charge-offs during the three months ended September 30, 2012 were $14.8 million compared to $17.6 million for the same period in 2011. The provision for credit losses was $5.4 million for the three months ended September 30, 2012, compared to $17.1 million for the three months ended September 30, 2011. The allowance compared to total non-performing loans of 57.93 percent at September 30, 2012 compared to 49.45 percent at March 31, 2012.

Market and Industry Developments

The economic downturn that began in the middle of 2007 and continued into 2010 appears to have settled into a slow economic recovery in 2011 and 2012. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of the Corporation’s businesses. As a result of Dodd-Frank, the OTS ceased to be our primary regulator with the OCC now regulating the Bank and the Federal Reserve regulating the Corporation.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that may last several years, management will not be able to fully assess the impact the legislation will have on its business.

Financial Results

Results for the second quarter ended September 30, 2012 include:

•

Basic and diluted (loss) per common share improved to $(0.57) for the quarter ended September 30, 2012 compared to $(0.92) for the quarter ended September 30, 2011, primarily due to a decrease of $11.8 million in the provision for credit losses;

•

The net interest margin decreased three basis points to 2.44% for the quarter ended September 30, 2012 from 2.47% for the quarter ended September 30, 2011 primarily due to a decline in the average yield on mortgage and consumer loans as new loans and renewals are funded in today’s low rate environment, and to the maturity of lower rate FHLB advances during the first and second fiscal quarters of 2011;

•

Loans held for sale decreased $5.1 million, or 12.9% since March 31, 2012 primarily due to a concerted effort to reduce the inventory of unsold mortgages and retention of a higher percentage of originated mortgage loans in the held for investment portfolio;

•

Loans held for investment (net of the allowance for loan losses) decreased $198.3 million, or 9.6%, since March 31, 2012 primarily due to scheduled pay-offs and amortization and the transfer of $46.2 million to other real estate owned;

•	Deposits decreased $120.5 million, or 5.3%, since March 31, 2012 primarily due to runoff of time deposits;

•

Total risk-based capital ratio for the Bank was 9.07% as of September 30, 2012, compared to 8.42% at March 31, 2012. Under regulatory requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered adequately capitalized, however, the Bank’s total risk based capital ratio remains below the 12% level required under the terms of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”) on September 26, 2009, (now administered by the Federal Reserve with respect to the Corporation and the Office of the Comptroller of the Currency (“OCC”) with respect to the Bank).

•	Total non-performing loans decreased $68.4 million, or 30.4% to $156.5 million at September 30, 2012 from $224.9 million at March 31, 2012;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $62.3 million, or 19.9%, to $251.5 million at September 30, 2012 from $313.8 million at March 31, 2012;

•	The provision for credit losses decreased $11.8 million, to $5.4 million for the three months ended September 30, 2012 from $17.1 million for the three months ended September 30, 2011; and

•	Delinquencies (loans past due 30 days or more) decreased $73.2 million or 33.1%, to $148.0 million at September 30, 2012 from $221.2 million at March 31, 2012.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$16,059	$16,399	$15,888	$16,014
Provision for credit losses	5,351	(1,716)	4,601	8,380
Non-interest income	13,056	13,498	12,980	10,765
Non-interest expense	32,520	31,558	28,220	30,268
Income (loss) before income tax expense (benefit)	(8,756)	55	(3,953)	(11,869)
Income tax expense (benefit)	(191)	—	—	—
Net income (loss)	(8,565)	55	(3,953)	(11,869)
Preferred stock dividends in arrears	(1,634)	(1,610)	(1,591)	(1,572)
Preferred stock discount accretion	(1,853)	(1,863)	(1,844)	(1,853)
Net loss available to common equity	(12,052)	(3,418)	(7,388)	(15,294)

Selected Financial Ratios (1):
Yield on interest-earning assets	3.96%	4.22%	4.17%	4.09%
Cost of funds	1.49	1.56	1.72	1.81
Interest rate spread	2.47	2.66	2.45	2.28
Net interest margin	2.44	2.57	2.35	2.19
Return on average assets	(1.26)	0.01	(0.54)	(1.51)
Average equity to average assets	(1.05)	(1.03)	(0.94)	(0.53)
Non-interest expense to average assets	4.77	4.56	3.89	3.69

Per Share:
Basic loss per common share	$(0.57)	$(0.16)	$(0.35)	$(0.72)
Diluted loss per common share	(0.57)	(0.16)	(0.35)	(0.72)
Dividends per common share	—	—	—	—
Book value per common share	(6.87)	(6.52)	(6.57)	(6.37)

Financial Condition:
Total assets	$2,665,455	$2,784,076	$2,789,452	$3,061,573
Loans receivable, net
Held for sale	34,274	27,938	39,332	36,962
Held for investment	1,859,473	1,959,348	2,057,744	2,165,955
Deposits	2,144,410	2,253,135	2,264,901	2,472,681
Other borrowed funds	467,293	476,378	476,103	538,091
Stockholders' deficit	(36,039)	(28,508)	(29,550)	(25,327)
Allowance for loan losses	90,678	100,477	111,215	130,926
Non-performing assets(2)	251,461	272,942	313,765	348,077

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

	Three Months Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$18,500	$21,520	$21,460	$22,314
Provision for credit losses	17,115	3,482	10,178	21,412
Non-interest income	16,436	9,079	7,105	12,977
Non-interest expense	33,982	31,862	36,620	25,938
Income (loss) before income tax expense (benefit)	(16,161)	(4,745)	(18,233)	(12,059)
Income tax expense (benefit)	—	10	150	—
Net income (loss)	(16,161)	(4,755)	(18,383)	(12,059)
Preferred stock dividends in arrears, including compounding dividends	(1,579)	(1,536)	(1,503)	(1,494)
Preferred stock discount accretion	(1,853)	(1,863)	(1,843)	(1,853)
Net loss available to common equity	(19,593)	(8,154)	(21,729)	(15,406)

Selected Financial Ratios (1):
Yield on interest-earning assets	4.41%	4.66%	4.57%	4.66%
Cost of funds	1.84	1.77	1.84	2.07
Interest rate spread	2.57	2.89	2.73	2.59
Net interest margin	2.47	2.77	2.63	2.51
Return on average assets	(2.02)	(0.39)	(2.12)	(1.31)
Average equity to average assets	(0.20)	(0.32)	(0.15)	0.41
Non-interest expense to average assets	4.24	3.69	4.18	2.64

Per Share:
Basic loss per common share	$(0.92)	$(0.38)	$(1.02)	$(0.72)
Diluted loss per common share	(0.92)	(0.38)	(1.02)	(0.72)
Dividends per common share	—	—	—	—
Book value per common share	(5.81)	(5.41)	(5.80)	(4.94)

Financial Condition:
Total assets	$3,197,441	$3,240,867	$3,394,825	$3,580,752
Loans receivable, net
Held for sale	45,199	16,333	7,538	37,196
Held for investment	2,257,467	2,390,548	2,520,004	2,661,672
Deposits	2,593,621	2,643,072	2,699,435	2,835,238
Other borrowed funds	537,194	547,045	659,005	682,090
Stockholders’ equity (deficit)	(13,391)	(4,990)	(13,171)	4,939
Allowance for loan losses	138,347	138,740	150,122	157,438
Non-performing assets(2)	349,472	350,418	373,352	403,364

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three Months Ended September 30, 2012

Net results from operations for the three months ended September 30, 2012 improved $7.6 million to a net loss of $8.6 million from a net loss of $16.2 million in the prior year period. The lower net loss reported in the current quarter compared to the three-month period last year was largely due to a decrease in provision for credit losses of $11.8 million and lower non-interest expense of $1.5 million. These favorable variances were partially offset by a decrease in non-interest income of $3.4 million and lower net interest income of $2.4 million. The discussion that follows in this section provides additional details regarding these results for the quarter.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,797,635	$21,293	4.74%	$1,780,131	$22,419	5.04%
Consumer loans	228,547	2,634	4.61	530,671	6,768	5.10
Commercial business loans	25,125	387	6.16	46,984	750	6.39

Total loans receivable (2) (3)	2,051,307	24,314	4.74	2,357,786	29,937	5.08
Investment securities (4)	239,741	1,510	2.52	421,895	2,946	2.79
Interest-earning deposits	311,863	196	0.25	158,435	98	0.25
Federal Home Loan Bank stock	28,076	25	0.36	54,829	14	0.10

Total interest-earning assets	2,630,987	26,045	3.96	2,992,945	32,995	4.41
Non-interest-earning assets	97,957			210,895

Total assets	$2,728,944			$3,203,840

Interest-Bearing Liabilities
Demand deposits	$1,034,969	391	0.15	$939,270	549	0.23
Regular savings	283,054	95	0.13	257,630	103	0.16
Certificates of deposit	880,332	2,470	1.12	1,422,138	6,075	1.71

Total deposits	2,198,355	2,956	0.54	2,619,038	6,727	1.03
Other borrowed funds	474,546	7,030	5.93	534,944	7,768	5.81

Total interest-bearing liabilities	2,672,901	9,986	1.49	3,153,982	14,495	1.84

Non-interest-bearing liabilities	84,561			56,299

Total liabilities	2,757,462			3,210,281
Stockholders’ deficit	(28,518)			(6,441)

Total liabilities and stockholders’ deficit	$2,728,944			$3,203,840

Net interest income/interest rate spread (5)		$16,059	2.47%		$18,500	2.57%

Net interest-earning assets	$(41,914)			$(161,037)

Net interest margin (6)			2.44%			2.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)

Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)

Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis, if applicable.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $2.4 million or 13.2% for the three months ended September 30, 2012, as compared to the same period in the prior year. Interest income decreased $7.0 million or 21.1% for the quarter ended September 30, 2012, compared to the same period in the prior year, primarily due to a decline in average balances in the loan and investment security portfolios and an increase in the average balance of lower yielding interest-earning deposits. Interest expense decreased $4.5 million or 31.1% for the three months ended September 30, 2012, as compared to the same period in the prior year primarily due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts. The net interest margin decreased to 2.44% for the three-month period ended September 30, 2012 from 2.47% for the respective period in the prior year.

Loan portfolio average balances declined $306.5 million in the quarter ending September 30, 2012 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal, charge-offs and transfers to OREO. New loan origination has been limited as part of the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff to improve the net interest margin. Investment security average balances decreased $182.2 million primarily due to the sale of higher yielding holdings in fiscal 2012 for capital management purposes. The average balance of interest-earning deposits increased $153.4 million as the flow of funds from the loan and investment securities portfolios accumulated pending opportunities to reinvest at attractive risk-adjusted spreads.

The average balance of CDs decreased $541.8 million for the three months ended September 30, 2012 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 59 basis points quarter over quarter. The decline in CD average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Credit Losses

Provision for credit losses decreased $11.8 million for the three-month period ended September 30, 2012, as compared to the same period in the prior year. The decrease in provision for credit losses was partly due to the approximately $0.6 million impact of lower net charge-offs in the quarter ending September 30, 2012 of $14.8 million that replaced net charge-offs of $17.4 million in the quarter ending March 31, 2011 in the trailing six quarter net charge-off history used in the determination of the general component of the allowance for loan losses. In addition, the provision for credit losses attributable to substandard and impaired loans was favorably impacted by the steady quarter-over-quarter decrease in non-performing loans since March 2010. Non-performing loans totaled $156.5 million at September 30, 2012 down from $256.5 million at September 30, 2011.

Future provisions for credit losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses may decline as credit metrics such as net-charge offs and the amount of non-performing loans improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(146)	$(123)	$(23)	(18.7)%
Loan servicing income (loss), net of amortization	(590)	488	(1,078)	(220.9)
Service charges on deposits	2,693	2,754	(61)	(2.2)
Investment and insurance commissions	958	917	41	4.5
Net gain on sale of loans	7,176	4,010	3,166	79.0
Net gain on sale of investment securities	11	5,206	(5,195)	(99.8)
Net gain on sale of OREO	1,600	1,659	(59)	(3.6)
Other	1,354	1,525	(171)	(11.2)

Total non-interest income	$13,056	$16,436	$(3,380)	(20.6)%

Non-interest income decreased $3.4 million or 20.6% to $13.1 million for the three months ended September 30, 2012, compared to $16.4 million for the respective period in 2011. The decrease was primarily due to lower net gain on the sale of investment securities and loan servicing income (loss), net; partially offset by higher net gain on sale of loans.

Net gain on sale of investment securities fell, by $5.2 million, to $11 thousand in the three months ended September 30, 2012, primarily due to a significant decrease in the level of investment security sale activity, as proceeds from sale totaled $0.9 million in the current quarter compared to $277.9 million of proceeds from sale plus traded but unsettled sales in the same quarter a year ago. Sales of investment securities in three months ended September 30, 2011 were executed to enhance the Bank’s capital position while reducing market value of equity risk. The loan servicing decrease of $1.1 million in the current quarter compared to the respective period a year ago was primarily due to higher amortization charges related to the mortgage servicing right asset reflecting lower market interest rates at the end of September 2012 and a 5.6% year-over-year decrease in the serviced loan portfolio. The increase in net gain on sale of loans of $3.2 million was primarily attributable to a significantly higher volume of residential mortgage loan sales in the current year period of $248.6 million compared to $154.9 million in the same quarter a year ago; as well as higher margins on sale.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,036	$9,749	$287	2.9%
Occupancy	1,929	1,925	4	0.2
Furniture and equipment	1,346	1,531	(185)	(12.1)
Federal deposit insurance premiums	1,561	1,774	(213)	(12.0)
Data processing	1,639	1,608	31	1.9
Marketing	365	429	(64)	(14.9)
OREO expense, net	8,110	5,823	2,287	39.3
Mortgage servicing rights impairment	2,100	5,069	(2,969)	(58.6)
Legal services	1,415	1,328	87	6.6
Other professional fees	565	756	(191)	(25.3)
Other	3,454	3,990	(536)	(13.4)

Total non-interest expense	$32,520	$33,982	$(1,462)	(4.3)%

Non-interest expense decreased $1.5 million or 4.3% to $32.5 million for the three months ended September 30, 2012, as compared to $34.0 million for the respective period in 2011. The improvement was primarily due to a $3.0 million decrease in mortgage servicing rights impairment reflecting a sharp drop in market interest rates during the quarter ending September 30, 2011 as the 10-year Treasury rate fell 126 basis points during that three month period a year ago causing a spike in mortgage refinance activity. Other non-interest expense decreased as well compared to the year ago quarter, falling $0.5 million primarily due to a loss on sale of a real estate partnership investment in September 2011. These favorable variances were partially offset by an increase in OREO expense of $2.3 million largely due to higher provisions for loss on repossessed property in the current year period.

Income Taxes

Income tax expense the three months ended September 30, 2012 was a benefit of $0.2 million compared to zero for the same period a year ago. The current quarter tax benefit was primarily due to the recognition of a previously unrecognized tax benefit that was recorded following the receipt of tax refunds from the Internal Revenue Service related to an uncertain tax position. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

Overview – Six Months Ended September 30, 2012

Net results from operations for the six months ended September 30, 2012 improved $12.4 million to a net loss of $8.5 million from a net loss of $20.9 million in the prior year period. The improvement in results was largely due to a decrease in provision for credit losses of $17.0 million and non-interest expense of $1.8 million; and higher non-interest income of $1.0 million. These favorable variances were partially offset by a decrease in net interest income of $7.6 million. The discussion that follows in this section provides additional details regarding these results for the six month period.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Six Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,834,450	$43,390	4.73%	$1,814,495	$46,077	5.08%
Consumer loans	238,643	5,397	4.52	539,595	13,724	5.09
Commercial business loans	27,163	815	6.00	57,980	2,245	7.74

Total loans receivable (2) (3)	2,100,256	49,602	4.72	2,412,070	62,046	5.14
Investment securities (4)	239,087	3,031	2.54	460,045	6,889	2.99
Interest-earning deposits	281,070	350	0.25	122,788	150	0.24
Federal Home Loan Bank stock	30,588	53	0.35	54,829	27	0.10

Total interest-earning assets	2,651,001	53,036	4.00	3,049,732	69,112	4.53
Non-interest-earning assets	97,055			215,225

Total assets	$2,748,056			$3,264,957

Interest-Bearing Liabilities
Demand deposits	$1,023,248	940	0.18	$926,751	1,154	0.25
Regular savings	279,238	179	0.13	254,777	215	0.17
Certificates of deposit	915,444	5,428	1.19	1,473,148	12,677	1.72

Total deposits	2,217,930	6,547	0.59	2,654,676	14,046	1.06
Other borrowed funds	476,197	14,031	5.89	567,078	15,046	5.31

Total interest-bearing liabilities	2,694,127	20,578	1.53	3,221,754	29,092	1.81

Non-interest-bearing liabilities	81,717			52,349

Total liabilities	2,775,844			3,274,103
Stockholders’ deficit	(27,788)			(9,146)

Total liabilities and stockholders’ deficit	$2,748,056			$3,264,957

Net interest income/interest rate spread (5)		$32,458	2.47%		$40,020	2.72%

Net interest-earning assets	$(43,126)			$(172,022)

Net interest margin (6)			2.45%			2.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
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

Net interest income decreased $7.6 million or 18.9% for the six months ended September 30, 2012, as compared to the same period in the prior year. Interest income decreased $16.1 million or 23.3% for the six months ended September 30, 2012, compared to the same period in the prior year, primarily due to a decline in average balances in the loan and investment security portfolios. Interest expense decreased $8.5 million or 29.3% for the six months ended September 30, 2012, as compared to the same period in the prior year due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts. The net interest margin decreased to 2.45% for the six-month period ended September 30, 2012 from 2.62% for the respective period in the prior year.

Loan portfolio average balances declined $311.8 million in the six months ending September 30, 2012 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal, charge-offs and transfers to OREO. New loan origination has been limited as part the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff to improve the net interest margin. Investment security average balances decreased $221.0 million primarily due to the sale of higher yielding holdings in fiscal 2012 for capital management purposes. The average balance of interest-earning deposits increased $158.3 million as the flow of funds from the loan and investment securities portfolios accumulated pending opportunities to reinvest at attractive risk-adjusted spreads.

The average balance of CDs decreased $557.7 million for the six months ended September 30, 2012 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 53 basis points year over year. The decline in CD average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Credit Losses

Provision for credit losses decreased $17.0 million for the six-month period ended September 30, 2012, as compared to the same period in the previous year. The decrease in provision for credit losses was partly due to the approximately $0.6 million impact of lower net charge-offs in the quarter ending September 30, 2012 of $14.8 million that replaced net charge-offs of $17.4 million in the quarter ending March 31, 2011 in the trailing six quarter net charge-off history used in the determination of the general component of the allowance for loan losses. In addition, the provision for credit losses attributable to substandard and impaired loans was favorably impacted by the steady quarter-over-quarter decrease in non-performing loans since March 2010. Non-performing loans totaled $156.5 million at September 30, 2012 down from $256.5 million at September 30, 2011.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Six Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(210)	$(182)	$(28)	(15.4)%
Loan servicing income (loss), net of amortization	(996)	1,295	(2,291)	(176.9)
Service charges on deposits	5,375	5,354	21	0.4
Investment and insurance commissions	1,990	1,954	36	1.8
Net gain on sale of loans	13,012	5,203	7,809	150.1
Net gain on sale of investment securities	73	6,342	(6,269)	(98.8)
Net gain on sale of OREO	4,772	2,904	1,868	64.3
Other	2,538	2,646	(108)	(4.1)

Total non-interest income	$26,554	$25,516	$1,038	4.1%

Non-interest income increased $1.0 million or 4.1% to $26.6 million for the six months ended September 30, 2012, compared to $25.5 million for the respective period in 2011. The increase was primarily due to higher gains on the sale of loans and sale of OREO, partially offset by lower gain on sale of investment securities and loan servicing income (loss), net.

The increase in net gain on sale of loans of $7.8 million was primarily attributable to a significantly higher volume of residential mortgage loan sales in the current year period of $505.2 million compared to $231.8 million in the same six-month period a year ago; as well as higher margins on sale. Net gain on sale of OREO increased to $4.8 million in the six months ending September 30, 2012 from $2.9 million in the year ago period largely due to the impact of improved market conditions on prices at which property is being sold from the inventory of repossessed property. Net gain on sale of investment securities fell by $6.3 million, to $0.1 million in the six months ended September 30, 2012, primarily due to a significant decrease in the level of investment security sale activity, as proceeds from sale totaled $2.8 million in the current period compared to $333.6 million of proceeds from sale plus traded but unsettled sales in the same period a year ago. The loan servicing decrease of $2.3 million in the current period compared to the respective period a year ago was primarily due to higher amortization charges related to the mortgage servicing right asset reflecting lower market interest rates at the end of September 2012.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Six Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$20,506	$19,826	$680	3.4%
Occupancy	3,762	3,905	(143)	(3.7)
Furniture and equipment	2,858	2,992	(134)	(4.5)
Federal deposit insurance premiums	3,125	3,707	(582)	(15.7)
Data processing	3,024	2,991	33	1.1
Marketing	613	734	(121)	(16.5)
OREO expense, net	15,122	14,600	522	3.6
Mortgage servicing rights impairment	3,357	5,290	(1,933)	(36.5)
Legal services	3,013	2,281	732	32.1
Other professional fees	1,208	1,774	(566)	(31.9)
Other	7,490	7,745	(255)	(3.3)

Total non-interest expense	$64,078	$65,845	$(1,767)	(2.7)%

Non-interest expense decreased $1.8 million or 2.7% to $64.1 million for the six months ended September 30, 2012, as compared to $65.8 million for the respective period in 2011. The improvement was primarily due to a decrease in MSR impairment, FDIC insurance premiums and other professional fees, partially offset by higher legal costs and compensation and benefits expense.

MSR impairment declined $1.9 million reflecting a sharp drop in market interest rates in the prior year as the 10-year Treasury rate fell 155 basis points during the six month period ending September 30, 2011 causing a spike in mortgage refinance activity. The decrease in FDIC insurance premiums of $0.6 million in the current year period compared to a year ago was due to a lower deposit insurance assessment base primarily attributable to the drop in average consolidated total assets. Other professional fees dropped $0.6 million year over year primarily due to less reliance on outside consultants. These favorable variances were partially offset by a $0.7 million increase in both legal services and compensation and benefits in the current year period primarily reflecting higher costs with respect to ongoing credit related legal matters and increased incentive compensation due to higher residential mortgage volume.

Income Taxes

Income tax benefit for the six months ended September 30, 2012 was $0.2 million compared to zero for the same period a year ago. The current period tax benefit was primarily due to the recognition of a previously unrecognized tax benefit that was recorded following the receipt of tax refunds from the Internal Revenue Service related to an uncertain tax position. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

FINANCIAL CONDITION

During the six months ended September 30, 2012, total assets decreased by $124.0 million from $2.79 billion at March 31, 2012 to $2.67 billion at September 30, 2012. The majority of this decrease was attributable to a decrease of $198.3 million in loans held for investment, offset by a $95.9 million increase in interest-earning deposits.

Interest-earning deposits totaled $291.8 million at September 30, 2012, up 49.0% from $195.9 million at March 31, 2012. The build-up of cash liquidity in the period resulted primarily from cash flow generated by the loan portfolio, and the unfavorable investment security reinvestment environment in the quarter caused by historically low market interest rates.

Investment securities available for sale decreased slightly, by $0.5 million during the six months ended September 30, 2012, as a result of purchases of $20.5 million, sales of $2.7 million, principal repayments of $19.8 million, a net increase in fair value of $2.0 million, premium amortization net of discount accretion of $0.4 and net realized and unrealized impairment losses of $0.2 million in the period.

Loans held for investment decreased $198.3 million, or 9.6% during the six months ended September 30, 2012. Activity for the period consisted of principal repayments of $274.2 million and transfers to other real estate owned of $46.2 million; partially offset by originations and refinances of $108.8 million and other miscellaneous activity of $13.4 million.

Other real estate owned increased $6.1 million to $94.9 million at September 30, 2012 from $88.8 million at March 31, 2012. The increase in OREO was primarily due to transfers in from the loan portfolio of $46.2 million and from premises and equipment of $0.5 million, partially offset by sales of $24.7 million, valuation adjustment net write downs of $13.0 million and a transfer to premises and equipment of $2.9 million.

Net deferred tax assets were zero at September 30, 2012 and March 31, 2012 due to a valuation allowance on the entire balance. The valuation allowance is necessary since the recovery of the net deferred asset is not considered to be more likely than not as it is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $117.5 million during the six months ended September 30, 2012 primarily due to a $120.5 million decrease in deposits, partially offset by a $9.1 million increase in accrued interest and fees payable. The decrease in deposits was largely due to lower CD balances attributable to more disciplined pricing of these products to reduce excess liquidity, partially offset by an increase in checking, savings and money market deposit product balances.

Stockholders’ deficit grew $6.5 million during the six months ended September 30, 2012 due the net loss in the period of $8.5 million, partially offset by improved fair value of the available for sale investment securities portfolio of $2.0 million attributable to generally falling market interest rates during the past six months.

REGULATORY DEVELOPMENTS

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•

Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the US government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposed certain restrictions upon a participating institution’s dividends to common shareholders and stock repurchase activities. As described further herein, the Corporation elected to participate in the CPP and received $110 million pursuant to the program.

•

Temporary Liquidity Guarantee Program (“TLGP”). This program contained both (i) a debt guarantee component, whereby the FDIC guaranteed until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC insured 100% of non–interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of September 30, 2012, the Bank had no TLGP bonds outstanding as all matured in February, 2012.

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

•

a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre–existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed 1/3 of annual compensation, are subject to a two year holding period and cannot be transferred until Treasury’s preferred stock is redeemed in full;

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

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will significantly affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within the financial services industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is uncertain at this time. The Corporation's management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.

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

At September 30, 2012 and March 31, 2012 the Bank had a tier 1 leverage ratio of 4.63% and 4.51%, respectively, and a total risk-based capital ratio of 9.07% and 8.42%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC. As a result, the bank regulatory agencies may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. The bank regulatory agencies may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Restoration Plan

In August, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater total risk based capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a total risk based capital level of 8.05% was achieved as of July 31, 2010. As of September 30, 2012, total risk-based capital was 9.07%.

In addition to requiring compliance with the Plan, the Directive imposes certain other operating requirements and restrictions, most of which were also part of the voluntary Orders entered into with the OTS in June 2009. The Plan is now administered by OCC.

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

Although the Board as a whole is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review of risk profiles and discussion of key risk issues. The Bank has a Chief Risk Officer in charge of overseeing risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

The Risk Management group is responsible for monitoring credit risk, while Internal Audit provides an independent assessment of the effectiveness of the credit risk management process. An external credit risk management group also provides loan review services. Credit risk is managed taking into account all regulatory guidance.

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	September 30, 2012			March 31, 2012
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)
Residential	$33,567	21.4%	1.70%	$44,550	19.8%	2.04%
Commercial and industrial	3,565	2.3	0.18	8,217	3.7	0.38
Land and construction	41,802	26.6	2.12	64,229	28.6	2.94
Multi-family	27,513	17.6	1.39	37,762	16.8	1.73
Retail/office	21,685	13.9	1.10	33,817	15.0	1.55
Other commercial real estate	21,413	13.7	1.08	27,963	12.4	1.28
Education (2)	628	0.4	0.03	762	0.3	0.03
Other consumer	6,370	4.1	0.32	7,624	3.4	0.35

Total non-performing loans	$156,543	100.0%	7.92%	$224,924	100.0%	10.28%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)

Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $20,320 and $24,641 at September 30, 2012 and March 31, 2012, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the six months ended September 30, 2012:

Loan Class	Non- performing loan balance March 31, 2012	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non-performing loan balance September 30, 2012	Remaining balance of loans	Associated ALLL
	(In thousands)
Residential	$44,550	$3,541	$(1,216)	$(8,905)	$(2,055)	$(2,348)	$33,567	$525,583	$10,963
Commercial and industrial	8,217	1,053	(3,129)	—	(1,190)	(1,386)	3,565	22,726	7,285
Land and construction	64,229	14,979	(38)	(19,684)	(7,890)	(9,794)	41,802	98,290	20,826
Multi-family	37,762	765	—	(5,900)	(4,021)	(1,093)	27,513	278,439	11,226
Retail/office	33,817	4,745	(53)	(8,681)	(5,535)	(2,608)	21,685	243,809	21,581
Other commercial real estate	27,963	1,997	(709)	(2,885)	(2,133)	(2,820)	21,413	190,798	16,061
Education	762	6	—	—	(140)	—	628	200,165	343
Other consumer	7,624	1,999	(1,127)	(125)	(555)	(1,446)	6,370	260,225	2,393

Total	$224,924	$29,085	$(6,272)	$(46,180)	$(23,519)	$(21,495)	$156,543	$1,820,035	$90,678

Non-performing loans decreased $68.4 million during the six months ended September 30, 2012. The loan categories with the largest decline in non-performing loans during the six months ended September 30, 2012 were land and construction loans (decrease of $22.4 million) and retail/office loans (decrease of $12.1 million.)

The interest income that would have been recorded during the six months ended September 30, 2012 and 2011 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $2.5 million and $1.6 million, respectively.

Non-Performing Assets

The composition of non-performing assets is summarized as follows for the dates indicated:

	September 30, 2012	March 31, 2012
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$104,756	$148,546
Troubled debt restructurings - non-accrual (1)	51,787	76,378
Other real estate owned (OREO)	94,918	88,841

Total non-performing assets	$251,461	$313,765

Total non-performing loans to total gross loans (2)	7.92%	10.28%
Total non-performing assets to total assets	9.43	11.25
Allowance for loan losses to total gross loans (2)	4.59	5.08
Allowance for loan losses to total non-performing loans	57.93	49.45
Allowance for loan losses plus OREO valuation allowance to total non-performing assets	46.46	42.62

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the six months ended September 30, 2012:

	Non-performing Loans (1)	Other Real Estate Owned (OREO)	Total Non-performing Assets
	(In thousands)
Balance at March 31, 2012	$224,924	$88,841	$313,765

Additions	29,085	—	29,643
Transfers:
Non-accrual to OREO	(46,180)	46,180	—
OREO to premises and equipment, net	—	(2,312)	(2,870)
Returned to accrual status	(6,272)	—	(6,272)
Sales	—	(24,739)	(24,739)
Loan charge-offs/OREO net additional write-downs	(21,495)	(13,052)	(34,547)
Payments	(23,519)	—	(23,519)

Balance at September 30, 2012	$156,543	$94,918	$251,461

(1)	Total non-performing loans exclude $24,641 and $20,320 of education loans that are 90 days or more past due but still accruing interest at March 31, 2012 and September 30, 2012, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were delinquent 30 days and over at the dates indicated.

	September 30, 2012		March 31, 2012
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$21,359	1.08%	$18,332	0.84%
60 to 89 days	7,995	0.40	12,230	0.56
90 days and over	118,642	6.00	190,663	8.71

Total	$147,996	7.48%	$221,225	10.11%

Loans past due 90 days and over decreased $72.0 million to $118.6 million at September 30, 2012 from $190.7 million at March 31, 2012 primarily due to the slow but steady economic recovery and the limited amount of new loan production in the past several years.

Impaired Loans

At September 30, 2012, the Corporation has identified $215.5 million of loans as impaired which includes non-accrual loans plus performing troubled debt restructurings. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

Allowance for Loan and Lease Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense. Loans are charged-off against the ALLL when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The balance in the ALLL is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in the Critical Accounting Estimates and Judgments section that follows.

The ALLL consists of general, substandard loan and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass, watch and special mention rated loans and is based on historical net loss experience for the past six quarters, adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate ALLL. A reserve for unfunded commitments and letters of credit is also maintained which is classified in other liabilities.

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

Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal six quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

During the quarter ending December 31, 2011, the values assigned to quantitative factors regarding loan volume and terms, delinquency and charge-off trends, and collateral values; and the qualitative factor regarding economic conditions, were adjusted lower to reflect the results of an analysis based on various publications, market research, economic reports, Corporation portfolio credit metrics, management’s expertise and knowledge of the immediate lending market, as well as analysis of peer institutions and similar markets. The factor value changes resulted in a lower required allowance for loan losses as of December 31, 2011 totaling $6.1 million. The lower required allowances by portfolio segment were $2.4 million for the residential segment, $0.1 million for the commercial and industrial segment, and $3.6 million for the commercial real estate segment. No changes to the values assigned to quantitative and qualitative factors were made since March 31, 2012.

The following table presents the allowance for loan losses by component:

	September 30,	March 31,
	2012	2012
	(In thousands)
General component	$30,409	$37,085
Substandard loan component	30,258	29,980
Specific component	30,011	44,150

Total allowance for loan losses	$90,678	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	September 30,	March 31,
	2012	2012
	(In thousands)
Pass	$1,533,838	$1,624,625
Watch	114,399	115,917
Special mention	35,846	56,762

Total pass, watch and special mention rated loans	1,684,083	1,797,304

Substandard rated loans, excluding TDR accrual	77,024	93,207

TDR accrual	58,928	72,648
Non-accrual	156,543	224,924

Total impaired loans	215,471	297,572

Total unpaid principal balance	$1,976,578	$2,188,083

The following table presents credit risk metrics related to the allowance for loan losses:

	September 30,	March 31,
	2012	2012
	(Dollars in thousands)
General ALLL / pass, watch and special mention loans	1.8%	2.1%
Substandard ALLL / substandard loans, excluding TDR accrual	39.3%	32.2%
Specific ALLL / impaired loans	13.9%	14.8%
Loans 30 to 89 days past due	$29,354	$30,562

The following table summarizes activity in the allowance for loan losses for the period indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$100,477	$138,740	$111,215	$150,122
Charge-offs:
Residential	(1,711)	(1,667)	(3,074)	(3,423)
Multi-family	(473)	(1,674)	(1,225)	(2,222)
Commercial real estate	(4,734)	(10,289)	(8,638)	(16,436)
Land and construction	(8,621)	(4,191)	(10,733)	(10,070)
Consumer	(1,036)	(886)	(1,827)	(1,744)
Commercial and industrial	(559)	(1,528)	(2,210)	(4,050)

Total charge-offs	(17,134)	(20,235)	(27,707)	(37,945)

Recoveries:
Residential	529	350	737	856
Multi-family	69	433	120	645
Commercial real estate	838	564	1,897	1,479
Land and construction	713	368	959	657
Consumer	22	260	54	404
Commercial and industrial	136	652	1,178	1,294

Total recoveries	2,307	2,627	4,945	5,335

Net charge-offs	(14,827)	(17,608)	(22,762)	(32,610)

Provision for loan losses	5,028	17,215	2,225	20,835

Allowance at end of period	$90,678	$138,347	$90,678	$138,347

Net charge-offs to average loans held for sale and for investment	(2.89)%	(2.99)%	(2.17)%	(2.70)%

Net charge-offs decreased $2.8 million and $9.8 million to $14.8 million and $22.8 million for the three months and six months ending September 30, 2012, respectively. The improvement in net charge-offs reflects the impact of the slow but steady economic recovery and the limited amount of new loan production in the past several years. All practical and legal methods of collection, repossession and disposal are pursued, and high underwriting standards are adhered to in the origination process in order to continue to improve asset quality.

Other Real Estate Owned

Other real estate owned (“OREO”) increased $6.1 million to $94.9 million during the six months ended September 30, 2012. Individual properties included in OREO at September 30, 2012 with a recorded balance in excess of $1 million are listed below:

		Carrying
Description	Location	Value
		(In thousands)
Multi-family and vacant land	Northwest Wisconsin	$1,578
Vacant land	Northwest Wisconsin	3,020
Condo units with additional land	Central Wisconsin	2,425
Vacant land	South Central Wisconsin	8,533
Commercial building	South Central Wisconsin	3,542
Retail/office building	South Central Wisconsin	2,762
Single family and vacant land	South Central Wisconsin	1,950
Farm land	South Central Wisconsin	1,870
Vacant land	South Central Wisconsin	1,445
Vacant land	South Central Wisconsin	1,403
Commercial building	South Central Wisconsin	1,211
Vacant land	South Central Wisconsin	1,173
Retail/office building	South Central Wisconsin	1,076
Vacant land	Southeast Wisconsin	5,100
Commercial building	Southeast Wisconsin	2,054
Commercial building	Southeast Wisconsin	1,683
Commercial lot	Southeast Wisconsin	1,632
Commercial building and vacant land	Southeast Wisconsin	1,581
Vacant land	Southeast Wisconsin	1,190
Office/warehouse building	Southeast Wisconsin	1,190
Vacant land	Southeast Wisconsin	1,162
Multi-family	Eastern Minnesota	1,598
Other properties individually less than $1 million		45,740

		$94,918

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

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the

Corporation. Due to a lack of liquidity and resultant failure to make a principal payment on March 2, 2009, the Corporation continued to be unable to meet its obligations under the Credit Agreement during the six months ended September 30, 2012.

The Bank’s primary sources of funds are principal and interest payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of September 30, 2012, the Corporation had outstanding borrowings from the FHLB of $347.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of September 30, 2012 was $512.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $567.1 million.

Investment Securities

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security may reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, credit losses may be experienced, which are recognized in earnings as other-than-temporary impairment.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued to the Treasury 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock includes cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Securities Purchase Agreement provides for redemption of shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends. The Corporation has deferred the payment of dividends during each of the 14 quarters ended September 30, 2012 due to a lack of liquidity. As a result of such deferrals, on September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation.

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

The terms of the Treasury’s purchase of the preferred securities include restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation paid to executive management, which are disclosed under “Regulatory Developments.” The Corporation invested the proceeds of the sale of Preferred Stock and warrants into the Bank as tier 1 capital.

Loan Commitments

At September 30, 2012, the Bank had outstanding commitments to originate loans of $12.9 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $168.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2012 amounted to $580.3 million. Scheduled maturities of borrowings during the same period totaled $5.0 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $20.4 million at September 30, 2012 related to approximately $351.4 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2012, the Bank had $274,000 of brokered deposits. The Cease and Desist Order with the OCC limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

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

At September 30, 2012, the Bank had a tier 1 leverage ratio of 4.63% and a total risk-based capital ratio of 9.07%, each below the required capital ratios in the Cease and Desist Orders. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) November 30, 2012. At September 30, 2012, the Corporation had accrued interest payable related to the Credit Agreement of $44.5 million and an amendment fee payable of $6.1 million.

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

The Amendment requires the Bank to comply with the following financial covenants:

•	A tier 1 leverage ratio of not less than 3.70% at all times.

•	A total risk based capital ratio of not less than 7.50% at all times.

•	Ratio of non-performing loans to gross loans not to exceed 15.00% at any time.

The total outstanding principal balance under the Credit Agreement as of September 30, 2012 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million, or November 30, 2012.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on November 29, 2011, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if any covenant is not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

The Corporation has requested renewal of the Credit Agreement and is currently engaged in negotiations with the Lenders.

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

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans and investment securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of September 30, 2012 were held for purposes other than trading. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of, and yields on its interest-earning assets as compared to the amounts of, and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of, and net earnings generated from, interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Corporation’s exposure to interest rate risk is managed primarily through a strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Corporation’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which we operate. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which may include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce exposure to interest rate risk. The rates, terms, and interest rate indices of interest-earning assets result primarily from the Corporation’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Corporation to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

The Corporation performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2012 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

The following table presents the estimated percentage change in net interest income assuming hypothetical interest rate shocks:

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
September 30, 2012	13.8%	6.7%

March 31, 2012	13.2%	6.4%

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The Corporation had a positive net Gap position in a flat interest rate scenario at September 30, 2012 for Year 1 of 30.6% compared to 24.5% at March 31, 2012, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of the Corporation’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing based on different indices.

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

COMPLIANCE, STRATEGIC AND/OR REPUTATIONAL RISK MANAGEMENT

Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the Corporation’s failure to comply with regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges and employment and tax matters. The Corporation has a separate department with individuals having specialized training and experience tasked with ensuring compliance with state and federal public interest, consumer, and civil rights oriented banking laws and regulations.

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

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale securities, interest rate lock commitments and forward contracts to sell mortgage loans. Assets and liabilities measured at fair value on a non-recurring basis may include loans held for sale, mortgage servicing rights, certain impaired loans and OREO. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact future financial condition and results of operations.

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other-than- temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its ownership in a security for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is deemed temporary and included in accumulated other comprehensive income (loss).

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan and lease losses - and separately a reserve for unfunded loan commitments and letters of credit in other liabilities - at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan and lease portfolios and other relevant factors. The ALLL is comprised of general, substandard loan and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for quantitative and qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance, the loan portfolio is segregated by purpose and collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each class of loan, a historical loss factor is computed. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off rates. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred since 2008, management reviewed each class’ historical losses by quarter for any trends that would indicate a different look back period would be more representative of current experience.

Historical loss rates used to calculate the general allowance are adjusted by values assigned to six quantitative factors and four qualitative factors which are listed in the preceding section titled Allowance for Loan and Lease Losses within Credit Risk Management. In determining the appropriate value to assign to a particular factor, if any, management compares the current underlying facts and circumstances with respect to that factor with those in the historical periods. Values assigned to factors are modified when changes in the environment relative to that quantitative or qualitative factor are deemed to be significant. Management will continue to analyze the factors on a quarterly basis, adjusting the historical loss rates as necessary, to a rate believed to be appropriate for the probable and inherent risk of loss in the portfolio.

Specific allowances are determined as a result of our impairment review process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of expected cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of a loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of a loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general allowance.

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

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current, b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to dispose of a property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively, reflect the decrease in collateral values during fiscal years 2010, 2011 and 2012. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

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

Management considers the ALLL at September 30, 2012 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

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

Mortgage Servicing Rights

Mortgage servicing rights (MSR) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

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

Income Taxes

The Corporation’s provision for federal income taxes has resulted in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable income or deductible expenses in future periods. The Corporation regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Corporation’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

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

As a result this evaluation, a full valuation allowance has been established against the net deferred tax asset.

Revenue Recognition

The Corporation derives net interest and non-interest income from various sources, including:

•	Lending activity,

•	Securities portfolio,

•	Customer deposits,

•	Loan servicing, and

•	Sale of loans and securities.

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

(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(v)	uncertainties regarding our ability to continue as a going concern;

(vi)	our ability to address our own liquidity problems;

(vii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(viii)	our ability to pay dividends;

(ix)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(x)	dilution of existing shareholders as a result of possible future transaction;

(xi)	uncertainties about compliance with the Corporation’s and the Bank’s Cease and Desist Orders;

(xii)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes;

(xiii)	significant unforeseen legal expenses;

(xiv)	uncertainties about market interest rates;

(xv)	security breaches of our information systems;

(xvi)	environmental liability for properties to which we take title;

(xvii)	expiration of our Amended and Restated Credit Agreement;

(xviii)	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored entities; and

(xix)	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry.

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

There were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three months ended September 30, 2012.

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

ANCHOR BANCORP WISCONSIN INC.

Date: November 8, 2012	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer