Form 10-Q
period 2012-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2013-02-07
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Class: Common stock — $.10 Par Value

Number of shares outstanding as of January 31, 2013: 21,247,225

ANCHOR BANCORP WISCONSIN INC.

INDEX – FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	March 31, 2012
	(In thousands, except share data)
Assets
Cash and due from banks	$55,615	$47,119
Interest-earning deposits	135,665	195,861

Cash and cash equivalents	191,280	242,980
Investment securities available for sale	261,487	242,299
Investment securities held to maturity (fair value of $0 and $20, respectively)	—	20
Loans held for sale	31,483	39,332
Loans held for investment	1,822,003	2,168,959
Less: Allowance for loan losses	(83,761)	(111,215)

Loans held for investment, net	1,738,242	2,057,744
Other real estate owned, net	90,000	88,841
Premises and equipment, net	25,038	25,453
Federal Home Loan Bank stock - at cost	25,630	35,792
Mortgage servicing rights, net	19,746	22,156
Accrued interest receivable	10,324	12,075
Other assets	19,149	22,760

Total assets	$2,412,379	$2,789,452

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$261,685	$264,700
Interest bearing	1,793,364	2,000,201

Total deposits	2,055,049	2,264,901
Other borrowed funds	317,102	476,103
Accrued interest and fees payable	56,821	43,327
Accrued taxes, insurance and employee related expenses	7,505	6,385
Other liabilities	22,524	28,286

Total liabilities	2,459,001	2,819,002

Commitments and contingent liabilities (Note 13)

Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $23,683 at December 31, 2012 and $18,785 at March 31, 2012	101,990	96,421
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued at December 31, 2012 and March 31, 2012	2,536	2,536
Additional paid-in capital	110,034	110,402
Retained deficit	(173,234)	(147,513)
Accumulated other comprehensive income related to AFS securities	4,001	3,628
Accumulated other comprehensive loss related to OTTI securities - non credit factors	(1,200)	(3,496)

Total accumulated other comprehensive income	2,801	132
Treasury stock (4,116,114 shares at December 31, 2012 and 4,115,614 shares at March 31, 2012), at cost	(89,848)	(90,259)
Deferred compensation obligation	(901)	(1,269)

Total stockholders’ deficit	(46,622)	(29,550)

Total liabilities and stockholders’ deficit	$2,412,379	$2,789,452

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest income
Loans	$22,545	$28,324	$72,147	$90,370
Investment securities and Federal Home Loan Bank stock	1,394	1,395	4,478	8,311
Interest-earning deposits	191	257	541	407

Total interest income	24,130	29,976	77,166	99,088

Interest expense
Deposits	2,067	6,047	8,614	20,093
Other borrowed funds	6,858	7,915	20,889	22,961

Total interest expense	8,925	13,962	29,503	43,054

Net interest income	15,205	16,014	47,663	56,034
Provision for credit losses	4,660	8,380	8,295	28,977

Net interest income after provision for credit losses	10,545	7,634	39,368	27,057

Non-interest income
Impairment on new OTTI securities	—	—	—	—
Non-credit related impairment on new OTTI securities recognized in other comprehensive income	—	—	—	—
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(115)	(156)	(325)	(337)

Net impairment losses recognized in earnings	(115)	(156)	(325)	(337)
Loan servicing income (loss), net of amortization	(951)	(1,555)	(1,947)	(260)
Service charges on deposits	2,691	2,746	8,066	8,100
Investment and insurance commissions	952	910	2,942	2,864
Net gain on sale of loans	7,153	6,040	20,165	11,243
Net gain (loss) on sale and call of investment securities	(120)	20	(47)	6,362
Net gain on sale of OREO	767	1,273	5,539	4,177
Other income	1,467	1,490	4,005	4,135

Total non-interest income	11,844	10,768	38,398	36,284

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Non-interest expense
Compensation and benefits	$10,088	$10,678	$30,594	$30,504
Occupancy	2,060	2,070	5,822	5,975
Furniture and equipment	943	1,396	3,801	4,388
Federal deposit insurance premiums	1,442	1,828	4,567	5,535
Data processing	1,337	1,665	4,361	4,656
Communications	456	481	1,428	1,511
Marketing	226	149	839	883
OREO expense, net	10,190	7,451	25,312	22,051
Mortgage servicing rights impairment (recovery)	(1,570)	(985)	1,787	4,305
Legal services	1,143	1,403	4,156	3,684
Other professional fees	479	1,052	1,687	2,826
Insurance	447	420	1,238	1,158
Debt prepayment penalty	3,549	—	3,549	—
Other expense	3,231	2,663	8,958	8,640

Total non-interest expense	34,021	30,271	98,099	96,116

Loss before income taxes	(11,632)	(11,869)	(20,333)	(32,775)
Income tax expense (benefit)	10	—	(181)	10

Net loss	(11,642)	(11,869)	(20,152)	(32,785)
Preferred stock dividends in arrears	(1,654)	(1,572)	(4,898)	(4,687)
Preferred stock discount accretion	(1,853)	(1,853)	(5,569)	(5,569)

Net loss available to common equity	$(15,149)	$(15,294)	$(30,619)	$(43,041)

Net loss	$(11,642)	$(11,869)	$(20,152)	$(32,785)
Reclassification adjustment for realized net (gains) losses recognized in income	120	(20)	47	(6,362)
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	(124)	49	(220)	96
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	(4)	—
Reclassification adjustment for realized credit losses recognized in income	239	107	549	241
Change in net unrealized gains (losses) on available-for-sale securities	413	(460)	2,297	26,379

Comprehensive loss	$(10,994)	$(12,193)	$(17,483)	$(12,431)

Loss per common share:
Basic	$(0.71)	$(0.72)	$(1.44)	$(2.03)
Diluted	(0.71)	(0.72)	(1.44)	(2.03)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at March 31, 2011	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)

Net loss	—	—	—	(36,738)	—	—	—	(36,738)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(6,579)	(6,579)
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	194	194
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	364	364
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	26,105	26,105
Vesting of restricted stock	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	(1,111)	—	—	1,111	—	—
Accretion of preferred stock discount	7,413	—	—	(7,413)	—	—	—	—

Balance at March 31, 2012	96,421	2,536	110,402	(147,513)	(90,259)	(1,269)	132	(29,550)

Net loss	—	—	—	(20,152)	—	—	—	(20,152)
Reclassification adjustment for realized net losses recognized in income	—	—	—	—	—	—	47	47
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	(220)	(220)
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	—	—	—	(4)	(4)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	549	549
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	2,297	2,297
Vesting of restricted stock	—	—	—	—	411		—	411
Change in stock-based deferred compensation obligation	—	—	(368)	—	—	368	—	—
Accretion of preferred stock discount	5,569	—	—	(5,569)	—	—	—	—

Balance at December 31, 2012	$101,990	$2,536	$110,034	$(173,234)	$(89,848)	$(901)	$2,801	$(46,622)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
	(In thousands)
Operating Activities
Net loss	$(20,152)	$(32,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and accretion of investment securities premium (discount), net	720	932
Net (gain) loss on sale of investment securities	47	(6,362)
Net impairment losses on investment securities	325	337
Origination of loans held for sale	(752,829)	(669,264)
Proceeds from sale of loans held for sale	780,843	651,083
Net gain on sale of loans	(20,165)	(11,243)
Provision for credit losses	8,295	28,977
Provision for OREO losses	17,498	11,168
Loss provision on deposit method OREO property	3,301	—
Gain on sale of OREO	(5,539)	(4,177)
Depreciation and amortization	2,476	2,614
Loss on disposal of premises and equipment, net	572	—
Mortgage servicing rights impairment	1,787	4,305
Impairment of real estate held for development and sale	535	—
Stock-based compensation expense	55	275
Decrease in accrued interest receivable	1,751	3,166
Decrease in other assets	3,699	442
Increase in accrued interest and fees payable	13,494	11,130
Increase in accrued taxes, insurance and employee related expenses	1,120	1,831
Increase (decrease) in other liabilities	(5,406)	13,595

Net cash provided by operating activities	32,427	6,024

Investing Activities
Proceeds from sale of investment securities	5,842	333,791
Purchase of investment securities	(56,333)	—
Principal collected on investment securities	32,900	30,300
Decrease in loans held for investment	249,200	263,763
Purchases of premises and equipment	(321)	(1,123)
Proceeds from sale of premises and equipment	—	989
Proceeds from sale of OREO	43,276	58,067
Proceeds from sale of real estate held for development and sale	—	173
FHLB stock redemption	10,162	—

Net cash provided by investing activities	284,726	685,960

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Cont’d)

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
	(In thousands)
Financing Activities
Decrease in deposits	$(188,153)	$(205,660)
Decrease in advance payments by borrowers for taxes and insurance	(21,699)	(21,078)
Proceeds from borrowed funds	63,670	1,550,065
Repayment of borrowed funds	(222,671)	(1,670,979)

Net cash used in financing activities	(368,853)	(347,652)

Net increase (decrease) in cash and cash equivalents	(51,700)	344,332
Cash and cash equivalents at beginning of period	242,980	107,015

Cash and cash equivalents at end of period	$191,280	$451,347

Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$17,294	$31,918
Income taxes	10	—

Non-cash transactions:
Transfer of loans to OREO	62,007	61,276
Transfer of premises and equipment to OREO	558	—
Transfer of OREO to premises and equipment	2,870	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at December 31, 2012: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim consolidated financial statements have been included.

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three- and nine-month periods ended December 31, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

The Corporation Order requires the Corporation to notify, and in certain cases to obtain the permission of, the Federal Reserve prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. In July 2010, the Corporation developed and submitted to the Office of Thrift Supervision, the Corporation’s primary regulator at the time until it was disbanded in 2011 and the Federal Reserve assumed the role of primary regulator, a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board of directors for material deviations between cash flow plan projections and actual results (the “Variance Analysis Report”). Within 45 days following the end of each quarter, the Corporation is required to provide the Federal Reserve its Variance Analysis Report for that quarter.

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

The Orders also stipulated that, as of September 30, 2009, the Bank was required to meet and maintain both a core capital ratio equal to or greater than 7% and a total risk-based capital ratio equal to or greater than 11%. Further, as of December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.

At December 31, 2012, the Bank had a tier 1 leverage (core) ratio of 4.84% and a total risk-based capital ratio of 9.33%, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders, the Bank could be subject to further regulatory action, although neither the Bank nor the Corporation has received notice of any regulatory action to be taken by the OCC or the Federal Reserve with regards to the Orders. That said, at December 31, 2012, the Bank’s risk-based capital is considered “adequately capitalized” for regulatory purposes. Under OCC requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered adequately capitalized. The Bank continues to work toward the requirements of the Bank Order which requires a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. All customer deposits remain fully insured to the limits set by the FDIC.

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

Further, the Corporation entered into an amendment dated November 30, 2012 (“Amendment No. 9”) to the Amended and Restated Credit Agreement (“Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent” as described in Note 9, in which the existing interest rate remained the same, the financial covenants related to capital ratios and non-performing loans were moderately tightened and the maturity date was extended to June 30, 2013. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights if all covenants are not complied with, including the right to accelerate the maturity of the borrowings. As of December 31, 2012, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce outstanding borrowings to zero. There can be no assurance that the Corporation will be able to raise sufficient capital or have enough cash on hand to reduce outstanding borrowings to zero by June 30, 2013, which may, if unable to secure an extension at that time, limit the Corporation’s ability to fund ongoing operations.

Credit Risks

Non-performing assets totaled $236.4 million at December 31, 2012, or 9.8% of total assets, which decreased the Corporation’s interest income. The Corporation’s results of operations will continue to be impacted by the level of non-performing assets, and the Corporation expects continued downward pressure on interest income in the future. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has a net loss of $11.6 million and $20.2 million for the three and nine months ended December 31, 2012, respectively. Stockholders’ equity declined from a deficit of $29.6 million or (1.06)% of total assets at March 31, 2012 to a deficit of $46.6 million or (1.93)% of total assets at December 31, 2012.

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

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, the beginning of the prior fiscal year, for identification as TDRs. Certain receivables were identified as TDRs for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, they were also deemed impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs but did not have a material impact on the Company’s financial statements for the periods ended December 31, 2011. At December 31, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $258,000, and the resulting allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was zero.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
December 31, 2012
Available for sale:
U.S. government sponsored and federal agency obligations	$3,472	$58	$—	$3,530
Corporate stock and bonds	152	5	(20)	137
Non-agency CMOs (1)	15,352	18	(1,212)	14,158
Government sponsored agency mortgage-backed securities (1)	3,080	222	—	3,302
GNMA mortgage-backed securities (1)	236,630	3,955	(225)	240,360

	$258,686	$4,258	$(1,457)	$261,487

March 31, 2012
Available for sale:
U.S. government sponsored and federal agency obligations	$3,556	$—	$(25)	$3,531
Corporate stock and bonds	652	50	(41)	661
Non-agency CMOs (1)	25,067	163	(3,638)	21,592
Government sponsored agency mortgage-backed securities (1)	3,944	251	—	4,195
GNMA mortgage-backed securities (1)	208,948	3,597	(225)	212,320

	$242,167	$4,061	$(3,929)	$242,299

Held-to-maturity:
Government sponsored agency mortgage-backed securities (1) (2)	$20	$—	$—	$20

(1)	Primarily collateralized by residential mortgages.
(2)	Full principal payoff was received on this security in May, 2012.

Independent pricing services are used to value all investment securities. One pricing service is used to value all securities except the non-agency CMOs. A specialized pricing service is used for valuation of the non-agency CMO portfolio.

To estimate the fair value of non-agency CMOs, the pricing service valuation model discounted estimated expected cash flows after credit losses at rates ranging from 4% to 9%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The tables below present the fair value and gross unrealized losses of all securities in a loss position, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2012 and March 31, 2012.

	Unrealized Loss Position		Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2012
Corporate stock and bonds	$—	$—	$67	$(20)	$67	$(20)
Non-agency CMOs	—	—	12,940	(1,212)	12,941	(1,212)
GNMA mortgage-backed securities	49,179	(225)	—	—	49,179	(225)

	$49,179	$(225)	$13,007	$(1,232)	$62,187	$(1,457)

March 31, 2012
U.S. government sponsored and federal agency obligations	$3,531	$(25)	$—	$—	$3,531	$(25)
Corporate stock and bonds	111	(41)	—	—	111	(41)
Non-agency CMOs	77	—	18,109	(3,638)	18,186	(3,638)
GNMA mortgage-backed securities	37,631	(225)	—	—	37,631	(225)

	$41,350	$(291)	$18,109	$(3,638)	$59,459	$(3,929)

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 16 at December 31, 2012 and 20 at March 31, 2012. Although these securities have declined in value, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security with an unrealized loss, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s fair value and its amortized cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the portion of the impairment that is deemed other-than-temporary and recognized in earnings and is a reduction in the cost basis of the security. The portion of impairment related to all other factors is deemed temporary and included in other comprehensive income (loss).

An independent pricing service is utilized to run a discounted cash flow model in the calculation of other-than-temporary impairment losses on non-agency CMOs. This model is used to determine the portion of the impairment that is other-than-temporary due to credit losses, and the portion that is temporary due to all other factors.

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

The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 4% to 9%. These rates equate to the effective yield implicit in the security at the date of acquisition of the bonds for which the Corporation has not in the past incurred OTTI. For bonds with previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date.

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of December 31, 2012. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 3.71% to 11.47%.

At December 31, 2012, nine non-agency CMOs with a fair value of $13.2 million and an adjusted cost basis of $14.4 million were other-than-temporarily impaired. At March 31, 2012, 14 non-agency CMOs with a fair value of $19.6 million and an adjusted cost basis of $23.1 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $115,000 was included in earnings for the three months ended December 31, 2012. For the three months ended December 31, 2012, realized losses of $238,000 related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of December 31, 2012 due to changes in interest rates and other non-credit related factors totaled $245,000. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the three and nine months ended December 31, 2012 and 2011:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
	(In thousands)

Beginning balance of unrealized OTTI related to credit losses	$2,055	$2,244	$2,391	$2,197

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	115	156	329	337
Credit related OTTI previously recognized for securities sold during the period	(153)	—	(389)	—
Credit related OTTI previously recognized for securities paid-off during the period	—	—	(4)	—
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(239)	(107)	(549)	(241)

Ending balance of unrealized OTTI related to credit losses	$1,778	$2,293	$1,778	$2,293

All other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	December 31, 2012
(In thousands)
Prior to 2005	$7
2005	344
2006	304
2007	1,123

$1,778

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)

Proceeds from sales & calls(1)	$3,581	$115,162	$6,359	$333,791

Gross gains	$17	$20	$90	$6,401
Gross losses	(137)	—	(137)	(39)

Net gain/(loss) on sales & calls(1)	$(120)	$20	$(47)	$6,362

(1)	Includes proceeds from calls by the issuers of investment securities totaling $517,000 during the nine months ended December 31, 2012 resulting in a gain on calls of $18,000.

At December 31, 2012 and March 31, 2012, investment securities available-for-sale with a fair value of approximately $198.8 million and $216.3 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities available for sale by contractual maturity at December 31, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
U.S. government sponsored and federal agency obligations	$—	$3,530	$—	$—	$3,530
Corporate stock and bonds	—	67	70	—	137
Non-agency CMOs	—	—	—	14,158	14,158
Government sponsored agency mortgage-backed securities	—	35	562	2,705	3,302
GNMA mortgage-backed securities	—	393	—	239,967	240,360

Total	$—	$4,025	$632	$256,830	$261,487

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	December 31, 2012	March 31, 2012
	(In thousands)
Residential	$554,917	$564,427
Commercial and industrial	30,499	38,977
Commercial real estate:
Land and construction	116,654	186,048
Multi-family	295,818	342,216
Retail/office	208,823	298,277
Other commercial real estate	188,350	248,275
Consumer:
Education	185,131	240,331
Other consumer	259,265	269,532

Total unpaid principal balance	1,839,457	2,188,083

Allowance for loan losses	(83,761)	(111,215)
Undisbursed loan proceeds(1)	(14,919)	(16,034)
Unamortized loan fees, net	(2,529)	(3,086)
Unearned interest	(6)	(4)

Total loan contra balances	(101,215)	(130,339)

Loans held for investment	$1,738,242	$2,057,744

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At December 31, 2012, $554.9 million, or 30.2%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At December 31, 2012, approximately $358.6 million, or 65%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At December 31, 2012, approximately $196.3 million, or 35%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At December 31, 2012, the unpaid principal balance receivable of commercial and industrial loans amounted to $30.5 million, or 1.6%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At December 31, 2012, $809.6 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 44.0% of the total loans unpaid principal balance receivable. The Corporation generally limits the origination of such loans to its primary market area.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At December 31, 2012, $444.4 million, or 24.2%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $185.1 million, or 10.1%, of the total loans unpaid principal balance receivable at December 31, 2012 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended December 31, 2010, the Corporation discontinued the origination of student loans following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the nine months ended December 31, 2012.

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

Allowances for Loan Losses

The allowance for loan losses consists of general, substandard and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass, watch and special mention rated loans and is based on historical loss experience adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

The following table presents the allowance for loan losses by component:

	December 31, 2012	March 31, 2012
	(In thousands)

General component	$29,032	$37,085
Substandard loan component	25,769	29,980
Specific component	28,960	44,150

Total allowance for loan losses	$83,761	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	December 31, 2012	March 31, 2012
	(In thousands)

Pass (1)	$1,452,147	$1,624,625
Watch	98,202	115,917
Special mention	36,674	56,762

Total pass, watch and special mention rated loans	1,587,023	1,797,304

Substandard rated loans, excluding troubled debt restructurings - accrual	53,141	93,207

Troubled debt restructurings - accrual	52,938	72,648
Non-accrual	146,355	224,924

Total impaired loans	199,293	297,572

Total unpaid principal balance	$1,839,457	$2,188,083

(1)	Includes all accrual residential and consumer loans as these loans are not individually rated.

The following table presents activity in the allowance for loan losses by portfolio segment for the three and nine months ended December 31, 2012 and 2011:

Three Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)

December 31, 2012
Beginning balance	$10,963	$7,285	$69,694	$2,736	$90,678
Provision	1,944	(293)	2,547	635	4,833
Charge-offs	(1,721)	(549)	(12,356)	(706)	(15,332)
Recoveries	988	148	2,384	62	3,582

Ending balance	$12,174	$6,591	$62,269	$2,727	$83,761

December 31, 2011
Beginning balance	$18,031	$19,810	$97,783	$2,723	$138,347
Provision	(2,244)	475	9,658	538	8,427
Charge-offs	(1,067)	(6,572)	(9,888)	(715)	(18,242)
Recoveries	545	230	1,442	177	2,394

Ending balance	$15,265	$13,943	$98,995	$2,723	$130,926

Nine Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
December 31, 2012
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	2,217	(2,544)	4,708	2,677	7,058
Charge-offs	(4,795)	(2,759)	(32,952)	(2,533)	(43,039)
Recoveries	1,725	1,326	5,360	116	8,527

Ending balance	$12,174	$6,591	$62,269	$2,727	$83,761

December 31, 2011
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provision	(2,134)	3,500	26,943	953	29,262
Charge-offs	(4,489)	(10,624)	(38,613)	(2,461)	(56,187)
Recoveries	1,401	1,526	4,220	582	7,729

Ending balance	$15,265	$13,943	$98,995	$2,723	$130,926

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment method as of December 31, 2012 and March 31, 2012:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$4,669	$2,480	$21,437	$374	$28,960
Collectively evaluated for impairment	7,505	4,111	40,832	2,353	54,801

Total	$12,174	$6,591	$62,269	$2,727	$83,761

Loans:
Loans individually evaluated	$36,311	$5,393	$150,627	$6,962	$199,293
Loans collectively evaluated	518,606	25,106	659,018	437,434	1,640,164

Total	$554,917	$30,499	$809,645	$444,396	$1,839,457

March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$5,080	$5,548	$33,137	$385	$44,150
Collectively evaluated for impairment	7,947	5,020	52,016	2,082	67,065

Total	$13,027	$10,568	$85,153	$2,467	$111,215

Loans:
Loans individually evaluated	$49,411	$10,774	$228,873	$8,514	$297,572
Loans collectively evaluated	515,016	28,203	845,943	501,349	1,890,511

Total	$564,427	$38,977	$1,074,816	$509,863	$2,188,083

The provision for credit losses reflected in the consolidated statements of operations includes the provision for loan losses and the provision for unfunded loan commitment losses as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Provision for loan losses	$4,833	$8,427	$7,058	$29,262
Provision for unfunded commitment losses (1)	(173)	(47)	1,237	(285)

Provision for credit losses	4,660	$8,380	$8,295	$28,977

(1)	The provision for unfunded commitments includes provisions for unfunded commitments to lend and commercial letters of credit.

The provision for unfunded commitment losses in the three and nine months ending December 31, 2012 totaled ($173,000) and $1.2 million, respectively, compared to ($47,000) and ($285,000), respectively, during the same periods in 2011. The reserve for unfunded loan commitments and letters of credit at December 31, 2012 totaled $2.1 million, classified in other liabilities on the consolidated balance sheet. This reserve also includes $0.6 million for estimated losses from the repurchase of sold loans.

At December 31, 2012, $199.3 million of unpaid principal balance of loans were identified as impaired which includes performing troubled debt restructurings. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of the Corporation’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of December 31, 2012:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount(1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
December 31, 2012
With no specific allowance recorded:
Residential	$11,986	$—	$11,986	$13,235	$344
Commercial and industrial	858	—	858	1,011	113
Land and construction	17,567	—	17,567	22,980	669
Multi-family	14,531	—	14,531	15,198	442
Retail/office	14,695	—	14,695	16,032	536
Other commercial real estate	17,115	—	17,115	19,444	530
Education	—	—	—	—	—
Other consumer	591	—	591	716	54

Subtotal	77,343	—	77,343	88,616	2,688

With an allowance recorded (2):
Residential	24,325	4,669	19,656	21,396	361
Commercial and industrial	4,535	2,480	2,055	1,533	98
Land and construction	22,650	5,779	16,871	15,158	236
Multi-family	17,637	4,616	13,021	13,390	552
Retail/office	23,384	5,100	18,284	19,316	651
Other commercial real estate	23,048	5,942	17,106	21,539	642
Education (3)	543	1	542	734	—
Other consumer	5,828	373	5,455	5,568	291

Subtotal	121,950	28,960	92,990	98,634	2,831

Total
Residential	36,311	4,669	31,642	34,631	705
Commercial and industrial	5,393	2,480	2,913	2,544	211
Land and construction	40,217	5,779	34,438	38,138	905
Multi-family	32,168	4,616	27,552	28,588	994
Retail/office	38,079	5,100	32,979	35,348	1,187
Other commercial real estate	40,163	5,942	34,221	40,983	1,172
Education (3)	543	1	542	734	—
Other consumer	6,419	373	6,046	6,284	345

	$199,293	$28,960	$170,333	$187,250	$5,519

(1)	The average carrying amount of loans in each category is calculated on a trailing 12 month basis.
(2)

Includes ratio-based allowance for loan losses of $3.3 million associated with loans totaling $27.5 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

(3)

Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance and average carrying amounts totaling $17,567 and $22,760 that are not considered impaired based on a guarantee provided by government agencies.

The carrying amounts in the table above and that follows include the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

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

The following is additional information regarding impaired loans:

	December 31, 2012	March 31, 2012
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$121,950	$173,596
Without a specific reserve	77,343	123,976

Total impaired loans	199,293	297,572
Less:
Specific valuation allowance for impaired loans	(28,960)	(44,150)

Carrying amount of impaired loans	$170,333	$253,422

Average carrying amount of impaired loans	$187,250	$304,060

Loans and troubled debt restructurings on non-accrual status	146,355	224,924
Troubled debt restructurings - accrual	52,938	72,648

Total impaired loans	199,293	297,572

Troubled debt restructurings - non-accrual (1)	38,557	76,378

Loans past due ninety days or more and still accruing (2)	20,433	30,697

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)

Includes the guaranteed portion of education loans of $17,567 and $24,641 at December 31, 2012 and March 31, 2012, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

The following table presents interest income recognized on impaired loans on a cash basis:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$1,775	$3,309	$5,519	$6,755

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010, 2011 and 2012, as reflected in recently received appraisals. Currently, $257.1 million or approximately 94% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

While corporate policy may not require updated appraisals for these loans, new appraisals may still be obtained. For example, 43% of the loans which do not require an updated appraisal do have either an appraisal within the last year or an appraisal on order. If real estate values decline, the Corporation may have to increase its allowance for loan losses as updated appraisals or other indications of a decrease in the value of collateral are received.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and March 31, 2012 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
December 31, 2012
Residential	$3,262	$2,314	$24,078	$29,654
Commercial and industrial	1,344	136	2,341	3,821
Land and construction	1,972	371	11,159	13,502
Multi-family	—	234	19,471	19,705
Retail/office	1,859	5,288	12,594	19,741
Other commercial real estate	68	776	9,909	10,753
Education	6,970	3,593	18,110	28,673
Other consumer	2,067	1,379	5,852	9,298

	$17,542	$14,091	$103,514	$135,147

March 31, 2012
Residential	$2,414	$1,071	$37,791	$41,276
Commercial and industrial	976	539	3,183	4,698
Land and construction	37	—	60,680	60,717
Multi-family	360	541	26,371	27,272
Retail/office	2,627	2,634	14,033	19,294
Other commercial real estate	1,884	191	16,323	18,398
Education	8,370	6,562	25,403	40,335
Other consumer	1,664	692	6,879	9,235

	$18,332	$12,230	$190,663	$221,225

Total delinquencies (loans past due 30 days or more) at December 31, 2012 were $135.1 million. The Corporation has experienced a reduction in delinquencies at each quarter-end since December 31, 2010 due to improving credit conditions and loans moving to OREO. Education loans past due 90 days or more totaling $17.6 million are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators:

The Corporation groups commercial and industrial loans and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. This analysis is updated on a monthly basis. The Corporation uses the following definitions for risk ratings:

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

Non-Accrual. Loans classified as non-accrual have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this category are deemed collateral dependent and an individual impairment evaluation is performed for all relationships greater than $500,000. Loans in this category are allocated a specific reserve if the collateral does not support the outstanding loan balance or charged off if deemed uncollectible.

As of December 31, 2012 and March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
December 31, 2012
Commercial and industrial	$15,422	$3,416	$977	$7,292	$3,392	$30,499
Commercial real estate:
Land and construction	41,409	16,658	5,780	13,856	38,951	116,654
Multi-family	231,517	17,121	4,018	16,689	26,473	295,818
Retail/office	110,665	42,079	1,452	32,596	22,031	208,823
Other	92,415	18,928	24,447	35,646	16,914	188,350

	$491,428	$98,202	$36,674	$106,079	$107,761	$840,144

Percent of total unpaid principal balance	58.5%	11.7%	4.4%	12.6%	12.8%	100.0%

March 31, 2012
Commercial and industrial	$15,187	$5,506	$255	$9,812	$8,217	$38,977
Commercial real estate:
Land and construction	63,643	4,532	6,344	47,300	64,229	186,048
Multi-family	252,107	26,829	2,728	22,790	37,762	342,216
Retail/office	149,907	58,252	13,080	43,221	33,817	298,277
Other	122,427	20,798	34,355	42,732	27,963	248,275

	$603,271	$115,917	$56,762	$165,855	$171,988	$1,113,793

Percent of total unpaid principal balance	54.2%	10.4%	5.1%	14.9%	15.4%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of December 31, 2012 and March 31, 2012:

	December 31, 2012			March 31, 2012
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$523,180	$31,737	$554,917	$519,877	$44,550	$564,427
Consumer:
Education (1)	184,588	543	185,131	239,569	762	240,331
Other consumer	252,951	6,314	259,265	261,908	7,624	269,532

	$960,719	$38,594	$999,313	$1,021,354	$52,936	$1,074,290

(1)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modification of loan terms in a troubled debt restructuring (“TDR”) are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

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

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31, 2012				Three Months Ended December 31, 2011
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)		Number of Modifications	Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)
			Prior to Modification	At Period End			Prior to Modification	At Period End
	(Dollars in thousands)
Residential	—	$—	$—	$—	28	$4,273	$318	$344
Commercial and industrial	—	—	—	—	8	4,521	1,055	1,044
Land and construction	—	—	—	—	9	16,055	—	7,898
Multi-family	—	—	—	—	2	2,063	506	506
Retail/office	—	—	—	—	7	6,227	732	732
Other commercial real estate	—	—	—	—	4	1,582	625	767
Education	—	—	—	—	0	—	—	—
Other consumer	—	—	—	—	4	235	—	—

	—	$—	$—	$—	62	$34,956	$3,236	$11,291

	Nine Months Ended December 31, 2012				Nine Months Ended December 31, 2011
	Number of Modifications	Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)		Number of Modifications	Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)
Troubled Debt Restructurings (1)			Prior to Modification	At Period End			Prior to Modification	At Period End
	(Dollars in thousands)
Residential	—	$—	$—	$—	37	$5,875	$318	$523
Commercial and industrial	3	175	206	145	12	5,632	1,976	1,876
Land and construction	1	121	—	—	18	54,881	5,987	17,974
Multi-family	—	—	—	—	7	6,145	622	654
Retail/office	3	1,705	596	643	13	9,369	1,006	1,508
Other commercial real estate	3	429	58	74	10	7,162	900	2,987
Education	—	—	—	—	—	—	—	—
Other consumer	2	34	—	—	5	289	—	—

	12	$2,464	$860	$862	102	$89,353	$10,809	$25,522

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring during the three and nine month periods ended December 31, 2012 and 2011, by class and by type of modification:

Three Months Ended December 31, 2012
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

	Three Months Ended December 31, 2011
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$268	$933	$1,498	$614	$960	$4,273
Commercial and industrial	—	—	846	62	3,613	4,521
Land and construction	—	—	—	15,997	58	16,055
Multi-family	—	—	—	2,063	—	2,063
Retail/office	—	1,189	1,880	1,225	1,933	6,227
Other commercial real estate	—	—	1,068	112	402	1,582
Education	—	—	—	—	—	—
Other consumer	—	—	232	—	3	235

	$268	$2,122	$5,524	$20,073	$6,969	$34,956

	Nine Months Ended December 31, 2012
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	22	153	175
Land and construction	—	—	—	—	121	121
Multi-family	—	—	—	—	—	—
Retail/office	—	—	161	—	1,544	1,705
Other commercial real estate	—	83	—	—	346	429
Education	—	—	—	—	—	—
Other consumer	—	—	—	19	15	34

	$—	$83	$161	$41	$2,179	$2,464

	Nine Months Ended December 31, 2011
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$1,401	$933	$1,967	$614	$960	$5,875
Commercial and industrial	169	—	1,787	62	3,614	5,632
Land and construction	368	—	29,945	15,997	8,571	54,881
Multi-family	2,501	—	—	2,063	1,581	6,145
Retail/office	613	2,312	2,305	1,225	2,914	9,369
Other commercial real estate	1,328	—	5,320	112	402	7,162
Education	—	—	—	—	—	—
Other consumer	—	—	286	—	3	289

	$6,380	$3,245	$41,610	$20,073	$18,045	$89,353

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring from January 1, 2012 to December 31, 2012, by class, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three and nine months ended December 31, 2012 compared to three and nine months ended December 31, 2011:

	Three Months Ended
	December 31, 2012		December 31, 2011
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	—	$—	7	$1,326
Commercial and industrial	—	—	2	169
Land and construction	—	—	3	2,210
Multi-family	—	—	4	2,501
Retail/office	—	—	3	1,735
Other commercial real estate	—	—	1	273
Education	—	—	—	—
Other consumer	—	—	1	54

	—	$—	21	$8,268

	Nine Months Ended
	December 31, 2012		December 31, 2011
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	—	$—	7	$1,326
Commercial and industrial	—	—	3	239
Land and construction	—	—	3	2,210
Multi-family	—	—	4	2,501
Retail/office	1	161	4	3,453
Other commercial real estate	—	—	2	320
Education	—	—	—	—
Other consumer	—	—	1	54

	1	$161	24	$10,103

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

Pledged Loans

At December 31, 2012 and March 31, 2012, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $830.8 million and $792.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9.

Note 6 – Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (OREO) are held for sale and are initially recorded at fair value less a discount for estimated selling expenses at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense.

A summary of the activity in other real estate owned is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$94,918	$92,970	$88,841	$90,707

Additions (1)	15,827	11,434	62,565	61,276
Valuations/write-offs	(7,747)	(3,779)	(17,498)	(11,168)
Valuation of deposit method property (2)	—	—	(3,301)	—
Transfer to premises and equipment	—	—	(2,870)	—
Sales	(12,998)	(13,700)	(37,737)	(53,890)

Balance at end of period	$90,000	$86,925	$90,000	$86,925

(1)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 during the quarter ending September 30, 2012.
(2)	Represents the write-down to fair value less estimated selling costs of a loan classified as OREO due to a Bank financed sale of foreclosed property accounted for under the deposit method because of an inadequate down payment by the buyer. The buyer recently defaulted on this loan and the property has been foreclosed upon and revalued in OREO. The valuation amount includes the write-off of principal and interest payments received over the life of the loan totaling $1.4 million and a charge-off to the allowance for loan losses of $1.9 million.

The balances at end of period above are net of a valuation allowance of $31.1 million and $20.8 million at December 31, 2012 and 2011, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$26,158	$20,748	$22,521	$19,975
Provision	7,747	3,779	17,498	11,168
Sales	(2,777)	(3,758)	(8,891)	(10,374)

Balance at end of period	$31,128	$20,769	$31,128	$20,769

During the three months ended December 31, 2012 and 2011, OREO expense, net was $10.2 million and $7.5 million, respectively, consisting of $7.7 million and $3.8 million of valuation adjustments, $0.8 million and $1.3 million of foreclosure cost expense and $1.7 million and $2.4 million of net expenses from operations, respectively. During the nine months ended December 31, 2012 and 2011, OREO expense, net was $25.3 million and $22.1 million, consisting of $17.5 million and $11.2 million of valuation adjustments, $2.1 million and $3.2 million of foreclosure cost expense and $5.7 million and $7.7 million of net expenses from operations, respectively.

Note 7 – Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when loans are sold to third parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to an asset that is owned. Servicing assets are initially measured at fair value determined using a discounted cash flow model based on market assumptions at the time of origination. Subsequently, the MSR asset is carried at the lower of amortized cost or fair value. MSRs are assessed for impairment using a discounted cash flow model provided by a third party that is based on current market assumptions at the end of each reporting period. For purposes of measuring fair value, the servicing rights are stratified into relatively homogeneous pools based on characteristics such as product type and interest rate bands. Impairment is recognized, if necessary, at the pool level rather than for each individual servicing right asset.

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

Information regarding mortgage servicing rights for the three and nine months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$24,698	$24,485	$24,970	$25,366
Additions	2,463	4,021	6,913	6,019
Amortization	(2,813)	(3,562)	(7,535)	(6,441)

Balance at end of period – before valuation allowance	24,348	24,944	24,348	24,944
Valuation allowance	(4,602)	(4,710)	(4,602)	(4,710)

Balance at end of period	$19,746	$20,234	$19,746	$20,234

Fair value at the end of the period	$20,146	$20,697	$20,146	$20,697
Key assumptions:
Weighted average discount rate	10.85%	11.13%	10.85%	11.13%
Weighted average prepayment speed	16.81%	16.86%	16.81%	16.86%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of December 31, 2012 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR
Amortization
(In thousands)
Nine months ended December 31, 2012	$6,913

Estimate for the year ended March 31,
2013 (three remaining months)	$1,217
2014	4,626
2015	3,701
2016	2,961
2017	2,369
Thereafter	9,474

$24,348

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was approximately $3.0 billion and $3.1 billion at December 31, 2012 and March 31, 2012, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	December 31, 2012		March 31, 2012
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$261,685	0.00%	$264,700	0.00%
Interest-bearing checking	305,904	0.09	274,414	0.08

Total checking accounts	567,589	0.05	539,114	0.04

Money market accounts	489,348	0.20	468,283	0.30
Regular savings	272,393	0.10	265,238	0.10
Advance payments by borrowers for taxes and insurance	660	0.10	22,359	0.10
Certificates of deposit:
0.00% to 1.99%	669,092	0.58	751,326	0.86
2.00% to 3.99%	36,565	2.96	179,455	2.42
4.00% and above	19,402	4.39	39,126	4.51

Total certificates of deposit	725,059	0.80	969,907	1.30

Total deposits	$2,055,049	0.36%	$2,264,901	0.64%

Maturities of certificates of deposit outstanding at December 31, 2012 are summarized as follows:

Matures During Year Ended March 31,	Amount
(In thousands)
2013 (three remaining months)	$179,582
2014	413,655
2015	64,567
2016	15,812
2017	33,002
Thereafter	18,441

$725,059

At December 31, 2012 and March 31, 2012, certificates of deposit with balances greater than or equal to $100,000 totaled $132.4 million and $195.2 million, respectively.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2012 and March 31, 2012, the Bank had $274,000 and $2.1 million in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. The Bank has $11.8 million in out-of-network certificates of deposit at December 31, 2012. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		December 31, 2012		March 31, 2012
	Matures During Year Ended March 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances:	2013 (three remaining months)	$—	0.00%	$10,000	4.12%
	2014	11,500	1.93	11,500	1.93
	2015	—	0.00	150,000	1.62
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB advances		197,500		357,500
Credit agreement		116,300	15.00	116,300	15.00
Repurchase agreements		3,302	0.12	2,303	0.21

		$317,102	7.41%	$476,103	5.53%

FHLB Advances

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 65% of single-family loans, 60% of multi-family loans and 20% of eligible home equity and home equity line of credit loans meeting such criteria. FHLB borrowings of $181.0 million have call features that may be exercised quarterly by the FHLB. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $162.0 ‘million and $184.6 million at December 31, 2012 and March 31, 2012, respectively.

On December 21, 2012, FHLB advances totaling $150.0 million were prepaid. The prepaid advances were floating rate, maturing in January 2015, with a then current weighted average rate of 1.41%. The prepayment triggered an early termination penalty of $3.5 million which was recorded in non-interest expense.

Credit Agreement

As of December 31, 2012 and March 31, 2012, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank. The total line of credit available is $116.3 million.

On November 30, 2012, the Corporation entered into Amendment No. 9 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, (the “Credit Agreement”), among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Corporation is currently in default on the Credit Agreement as a result of failure to make principal payments beginning on March 2, 2009. Under the Amendment, the Agent and the Lenders agreed to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement); or (ii) June 30, 2013. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI, or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall continue to bear interest at 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Credit Agreement is paid in full or (ii) June 30, 2013. At December 31, 2012, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $49.0 million and $6.5 million, respectively.

Within two business days after the Corporation has knowledge of an “event,” the chief financial officer is required to submit a statement of the event to the Agent, together with a statement of the actions which the Corporation proposes to take in response to the event. An event may include: (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement; (ii) a default or an event of default under any other material agreement to which the Corporation or Bank is a party; or (iii) any pending or threatened litigation or certain administrative proceedings.

The Amendment requires the Bank to maintain the following financial covenants:

•	Tier 1 leverage ratio of not less than 4.00% at all times.

•	Total risk based capital ratio of not less than 8.00% at all times.

•	Ratio of the sum of non-performing loans plus other real estate owned to the sum of gross loans plus other real estate owned not to exceed 13.00% at any time.

The Bank is in compliance with these covenants at December 31, 2012.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2012, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement and Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the

“TLGP”). The TLGP provides a guarantee, through the earlier of maturity or December 31, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and December 31, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program and subsequently issued $60.0 million of bonds in February 2009 bearing interest at a fixed rate of 2.74%. The bonds matured on February 11, 2012 and were paid in full.

Note 10 – Capital Purchase Program

Pursuant to the Capital Purchase Program (“CPP”) in January 2009, the Department of the Treasury (“Treasury”) purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7,399,103 shares of the Corporation’s common stock at an exercise price of $2.23 per share. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend rate of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the payment of dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received proceeds of $110 million. The Corporation has deferred 15 dividend payments on the Series B Preferred Stock held by the U.S. Treasury. On December 31, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation as a result of the nonpayment of dividends. At December 31, 2012 and March 31, 2012, the cumulative amount of dividends in arrears not declared, including additional amounts attributable to compounding, was $23.7 million and $18.8 million, respectively.

Note 11 – Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. As of December 31, 2012, the Bank was adequately capitalized under standard regulatory guidelines. Under these OCC requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well capitalized under standard regulatory guidelines and as required by the Cease and Desist Order at December 31, 2012 and March 31, 2012:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
December 31, 2012
Tier 1 leverage (1)	$116,846	4.84%	$96,574	4.00%	$120,717	5.00%	$193,148	8.00%
Tier 1 risk-based capital (2)	116,846	8.03	58,236	4.00	87,353	6.00	N/A	N/A
Total risk-based capital (3)	135,880	9.33	116,471	8.00	145,589	10.00	174,707	12.00

March 31, 2012
Tier 1 leverage (1)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%
Tier 1 risk-based capital (2)	125,894	7.11	70,850	4.00	106,276	6.00	N/A	N/A
Total risk-based capital (3)	149,141	8.42	141,701	8.00	177,126	10.00	212,551	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the Bank’s federal regulatory capital at December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
	(In thousands)
Stockholders’ equity of the Bank	$121,276	$128,071
Less: Disallowed servicing assets	(1,615)	(2,045)
Accumulated other comprehensive income	(2,801)	(132)
Unrealized loss AFS equity security	(14)	—

Tier 1 capital	116,846	125,894
Plus: Allowable general valuation allowances	19,034	23,247

Total risk-based capital	$135,880	$149,141

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

At December 31, 2012 and March 31, 2012, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions increase the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $156.8 million and $149.8 million at December 31, 2012 and March 31, 2012, respectively, was recorded to offset net deferred tax assets.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows:

	December 31, 2012	March 31, 2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$33,749	$44,604
OREO valuation allowance and other loss reserves	14,934	12,094
Federal NOL carryforwards	96,471	82,885
State NOL carryforwards	20,167	18,178
Other	3,841	3,851

Total deferred tax assets	169,162	161,612
Valuation allowance	(156,762)	(149,831)

Adjusted deferred tax assets	12,400	11,781

Deferred tax liabilities:
FHLB stock dividends	(1,929)	(2,636)
Mortgage servicing rights	(7,927)	(8,825)
Unrealized securities gains, net	(1,124)	(53)
Other	(1,420)	(267)

Total deferred tax liabilities	(12,400)	(11,781)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2008-2011 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and March 31, 2012, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31, 2012	March 31, 2012
	(In thousands)

Commitments to extend credit:	$8,806	$15,022
Unused lines of credit:
Home equity	110,279	112,760
Credit cards	28,435	31,658
Commercial	14,389	9,446
Letters of credit	15,658	17,349
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	15,877	20,442

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

At December 31, 2012, the Corporation has $2.1 million of reserves on unfunded commitments, unused lines of credit, letters of credit and repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

Pursuant to a credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $15.9 million at December 31, 2012 related to approximately $300.4 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $3,000 and $5,000 for the three months ending December 31, 2012 and December 31, 2011, respectively, and $10,000 and $67,000 for the nine months ending December 31, 2012 and December 31, 2011. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. Although no specific reserve for loss has been established at December 31, 2012, possible losses due to an unfavorable outcome have been estimated in the range of zero to $2.4 million due to a shortfall in collateral value.

Note 14 – Derivative Financial Instruments

The Corporation enters into contracts that meet the definition of derivative financial instruments in accordance with ASC 815 – Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Corporation’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; and (2) forward sale contracts for the future delivery of funded residential mortgages.

Forward sale contracts are entered into when interest rate lock commitments are granted to customers in an effort to economically hedge the effect of future changes in interest rates on the commitments to fund mortgage loans intended to be sold (the “pipeline”), as well as on the portfolio of funded mortgages not yet sold (the “warehouse”). For accounting purposes, these derivatives are not designated as being in a hedging relationship. The contracts are carried at fair value on the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of operations.

During the quarter ending December 31, 2012 the Corporation’s board of directors approved a recommendation by the Asset Liability Committee to increase the approved limit for un-hedged exposure in the Bank’s pipeline and warehouse. Subject to certain constraints, the maximum un-hedged exposure limit was increased to $115.0 million.

Derivative financial instruments are summarized as follows:

		December 31, 2012		March 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$68,767	$1,128	$115,032	$943
Forward contracts to sell mortgage loans (2)	Other liabilities	10,000	26	50,000	98

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	—	—	27,689	72
Forward contracts to sell mortgage loans (2)	Other liabilities	20,000	97	105,000	557

(1)

Interest rate lock commitments include $53.8 million and $118.3 million of commitments not yet approved in the credit underwriting process at December 31, 2012 and March 31, 2012, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.

(2)

The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Interest rate lock commitments	$(2,531)	$(3,523)	$257	$1,422
Forward contracts to sell mortgage loans	473	119	(6,703)	(5,419)

Total	$(2,058)	$(3,404)	$(6,446)	$(3,997)

Note 15 – Fair Value of Financial Instruments

ASC Topic 820 establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining fair value, various valuation methods are used including market, income and cost approaches. Based on these approaches, assumptions are utilized that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, market corroborated or generally unobservable inputs. Valuation methodologies are employed that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation methodologies, financial assets and liabilities measured at fair value on a recurring and nonrecurring basis are categorized according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities that are adjusted to fair value are classified in one of the following three categories:

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of December 31, 2012 and March 31, 2012, by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,530	$—	$3,530
Corporate stock and bonds	137	—	—	137
Non-agency CMOs	—	—	14,158	14,158
Government sponsored agency mortgage-backed securities	—	3,302	—	3,302
GNMA mortgage-backed securities	—	240,360	—	240,360
Other assets:
Interest rate lock commitments	—	1,128	—	1,128
Forward contracts to buy mortgage loans	—	26	—	26

Total	$137	$248,346	$14,158	$262,641

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Forward contracts to sell mortgage loans	—	97	—	97

Total	$—	$97	$—	$97

	Level 1	Level 2	Level 3	Total
March 31, 2012
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,531	$—	$3,531
Corporate stock and bonds	661	—	—	661
Non-agency CMOs	—	—	21,592	21,592
Government sponsored agency mortgage-backed securities	—	4,195	—	4,195
GNMA mortgage-backed securities	—	212,320	—	212,320
Other assets:
Interest rate lock commitments	—	943	—	943
Forward contracts to sell mortgage loans	—	98	—	98

Total	$661	$221,087	$21,592	$243,340

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$72	$—	$72
Forward contracts to sell mortgage loans	—	557	—	557

Total	$—	$629	$—	$629

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at December 31, 2012 and March 31, 2012 to price GNMA mortgage-backed securities are as follows:

	December 31, 2012		March 31, 2012
	From	To	From	To
Coupon rate	1.6%	4.6%	1.6%	5.5%
Duration (in years)	1.1	5.7	0.1	6.1
PSA prepayment speed	283	458	201	495

The Corporation had 99.6% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model which incorporates inputs considered Level 3 by the accounting guidance. The significant inputs used by the model at December 31, 2012 and March 31, 2012 include observable and unobservable inputs as follows:

	December 31, 2012		March 31, 2012
	From	To	From	To
Observable inputs:
30 to 59 day delinquency rate	1.7%	5.1%	1.2%	4.8%
60 to 89 day delinquency rate	0.4	2.3	0.6	2.5
90 plus day delinquency rate	1.3	7.0	1.1	6.0
Loss severity	39.6	68.1	39.5	71.7
Coupon rate	5.0	6.0	5.0	7.5
Current credit support	—	47.3	—	25.3
Unobservable inputs:
Month 1 to month 24 constant default rate	3.7	11.5	3.4	11.3
Discount rate	4.0	9.0	4.0	12.0

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Non-agency CMOs
Beginning balance	$17,260	$25,081	$21,592	$46,637
Total realized/unrealized gains (losses):
Included in earnings	(134)	23	8	331
Included in other comprehensive income	1,247	(56)	2,281	(356)
Included in earnings as unrealized other-than-temporary impairment	(115)	(49)	(329)	(97)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	—	—	4	—
Included in earnings as realized other-than-temporary impairment	238	—	548	—
Principal repayments	(1,274)	(1,719)	(4,104)	(6,839)
Sales	(3,064)	—	(5,842)	(16,396)

Ending balance	$14,158	$23,280	$14,158	$23,280

There were no transfers in or out of Levels 1, 2 or 3 during the nine months ended December 31, 2012 and twelve months ended March 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of December 31, 2012 and March 31, 2012:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2012
Impaired loans, with an allowance recorded, net	$—	$—	$92,990	$92,990
Loans held for sale	—	183	—	183
Mortgage servicing rights	—	—	18,564	18,564
Other real estate owned	—	—	90,000	90,000

Total assets at fair value	$—	$183	$201,554	$201,737

March 31, 2012
Impaired loans, with an allowance recorded, net	$—	$—	$129,446	$129,446
Loans held for sale	—	145	—	145
Mortgage servicing rights	—	—	20,671	20,671
Other real estate owned	—	—	88,841	88,841

Total assets at fair value	$—	$145	$238,958	$239,103

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

Loans held for sale primarily consist of the current origination of certain fixed- and adjustable-rate residential mortgage loans and are carried at the lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices for similar loans and the amount of any gross loss is recorded as a valuation allowance in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment to the loan carrying value.

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained is recognized as a separate asset and initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, the difference is recognized in non-interest expense as an impairment loss.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans – include discount rates in the range of 10.0% to 23.5% as well as total portfolio lifetime weighted average prepayment speeds of 10.0% to 37.0% annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Fair Value Summary

ASC Topic 825 requires disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, whether or not recognized in the consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Results from these techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table below do not necessarily represent the underlying value of the Corporation.

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

Loans receivable: The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, and consumer and other loans held for investment are estimated using observable inputs including estimated cash flows, and discount rates based on interest rates currently being offered for loans with similar terms, to borrowers of similar credit quality. In accordance with ASC Topic 820, loans held for investment that are not included with impaired loans in the preceding section titled Fair Value on a Nonrecurring Basis have been categorized as a Level 2 fair value measurement.

Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value. In accordance with ASC Topic 820, Federal Home Loan Bank stock has been categorized as a Level 2 fair value measurement.

Deposits: The fair value of checking, savings and money market accounts are estimated using a discounted cash flow analysis, with run-off rates based on published bank regulatory decay rate tables. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. In accordance with ASC Topic 820, deposits have been categorized as a Level 2 fair value measurement.

Other borrowed funds: The fair value of FHLB advances and repurchase agreements are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements. In the absence of a reasonably precise methodology to determine the fair value of the credit agreement, carrying value has been used to represent fair value. In accordance with ASC Topic 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2012 and March 31, 2012.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	December 31, 2012		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$191,280	$191,280	$242,980	$242,980
Investment securities available for sale	261,487	261,487	242,229	242,299
Investment securities held to maturity	—	—	20	20
Loans held for sale	31,483	32,099	39,332	39,742
Loans held for investment	1,738,242	1,708,280	2,057,744	2,008,278
Mortgage servicing rights	19,746	20,146	22,156	22,770
Federal Home Loan Bank stock	25,630	25,630	35,792	35,792
Accrued interest receivable	10,324	10,324	12,075	12,075
Interest rate lock commitments	1,128	1,128	943	943
Forward contracts to sell mortgage loans	26	26	98	98

Financial liabilities:
Deposits	2,055,049	2,032,384	2,264,901	2,232,691
Other borrowed funds	317,102	339,900	476,103	502,846
Accrued interest payable – borrowings	49,602	49,602	36,568	36,568
Accrued interest payable – deposits	694	694	1,519	1,519
Interest rate lock commitments	—	—	72	72
Forward contracts to sell mortgage loans	97	97	557	557

Note 16 – Earnings Per Share

Basic earnings per share for the three and nine months ended December 31, 2012 and 2011 has been determined by dividing net loss available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share – net loss available to common equity	$(15,149)	$(15,294)	$(30,619)	$(43,041)
Denominator:
Denominator for basic earnings per share – weighted average shares	21,247	21,248	21,247	21,248
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	21,247	21,248	21,247	21,248

Basic loss per common share	$(0.71)	$(0.72)	$(1.44)	$(2.03)

Diluted loss per common share	$(0.71)	$(0.72)	$(1.44)	$(2.03)

At December 31, 2012, approximately 120,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Treasury’s warrants (see Note 10) to purchase up to 7,399,103 shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and, therefore, anti-dilutive.

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

EXECUTIVE OVERVIEW

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Order required, that, no later than December 31, 2009, the Bank meet and maintain both a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.

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

At December 31, 2012, the Bank and the Corporation had complied with all aspects of the Cease and Desist Order and the PCA, except the Bank had a tier 1 leverage ratio and a total risk-based capital ratio of 4.84% and 9.33%, respectively, each below the required capital ratios set forth above.

The Corporation remains diligent in its efforts to raise outside capital to bring it in compliance with the Cease and Desist Order. The Corporation continues to make strides to improve the financial performance and efficiency of the Bank to increase the likelihood that it will be able to attract outside capital.

But the organization continues to face significant challenges. The Corporation, as the holding company of the Bank, continues to be burdened with significant senior debt and preferred stock obligations. The Corporation currently owes $116.3 million of loan principal to various lenders led by U.S. Bank under a Credit Agreement that matures June 30, 2013. The Corporation also has accrued but unpaid interest and fees totaling $55.5 million associated with this obligation that is due and payable at maturity.

In addition, the Corporation issued $110 million of preferred stock in January 2009 to the United States Treasury pursuant to the Treasury’s Capital Purchase Program (“CPP”). While the Bank has substantial liquidity, it is currently precluded by its regulators from paying dividends to the Corporation. As a result, and as permitted under the CPP program, the Corporation has deferred 15 consecutive quarterly preferred stock dividend payments to the Treasury totaling $23.7 million, including compounding. As a result of those deferrals, Treasury had the right to appoint two additional persons to the Corporation’s Board of Directors and as announced on December 31, 2011, appointed Messrs. Duane Morse and Leonard Rush to the Corporation’s Board.

The Corporation has engaged and continues to work with Sandler O’Neill & Partners, L.P. as its financial advisor to assist in capital raising efforts to address its capital needs.

Credit Highlights

The Corporation has continued to see improvement in early-stage and overall delinquencies during the past year. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At December 31, 2012, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) totaled $146.4 million, $78.6 million, or 34.9%, below the $224.9 million at March 31, 2012. In addition, the Bank experienced a slight increase in the level of foreclosed properties on the consolidated balance sheet. At December 31, 2012, other real estate owned was $90.0 million, compared to $88.8 million at March 31, 2012, a 1.3% increase. As a result, the decline in the levels of non-performing assets was less than the decline in non-performing loans. An elevated level of non-performing assets has, and will continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio.

The allowance for loan losses declined to $83.8 million at December 31, 2012 from $111.2 million at March 31, 2012, a 24.7% decrease. Net charge-offs during the three months ended December 31, 2012 were $11.7 million compared to $15.8 million for the same period in 2011. The provision for credit losses was $4.7 million for the three months ended December 31, 2012, compared to $8.4 million for the three months ended December 31, 2011. The ratio of allowance for loan losses to total non-performing loans of 57.23% at December 31, 2012 compared to 49.45% at March 31, 2012.

Market and Industry Developments

The economic downturn that began in the middle of 2007 and continued into 2010 appears to have settled into a slow economic recovery in 2011 and 2012. At this time the recovery has somewhat uncertain prospects for 2013. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of the Corporation’s businesses. As a result of Dodd-Frank, the OTS was disbanded with the OCC now regulating the Bank and the Federal Reserve regulating the Corporation.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that may last several years, management will not be able to fully assess the impact the legislation will have on its business.

Financial Results

•	Basic and diluted (loss) per common share improved to $(0.71) for the quarter ended December 31, 2012 compared to $(0.72) for the quarter ended December 31, 2011;

•

The net interest margin increased 24 basis points to 2.42% for the quarter ended December 31, 2012 from 2.18% for the quarter ended December 31, 2011 primarily due to a decline in the interest rate paid on certificates of deposit as higher cost deposits have either matured or renewed at significantly lower rates;

•

Loans held for sale decreased $7.8 million, or 20.0% since March 31, 2012 primarily due to a concerted effort to reduce the inventory of unsold mortgages and retention of a higher percentage of originated mortgage loans in the held for investment portfolio;

•

Loans held for investment (net of the allowance for loan losses) decreased $319.5 million, or 15.5%, since March 31, 2012 primarily due to scheduled pay-offs, amortization and the transfer of $62.0 million to other real estate owned;

•	Deposits decreased $209.9 million, or 9.3%, since March 31, 2012 primarily due to runoff of time deposits;

•

Total risk-based capital ratio for the Bank was 9.33% as of December 31, 2012, compared to 8.42% at March 31, 2012. Under regulatory requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered adequately capitalized, however, the Bank’s total risk based capital ratio remains below the 12% level required under the terms of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”) on September 26, 2009, (now administered by the Federal Reserve with respect to the Corporation and the Office of the Comptroller of the Currency (“OCC”) with respect to the Bank).

•	Total non-performing loans decreased $78.6 million, or 34.9% to $146.4 million at December 31, 2012 from $224.9 million at March 31, 2012;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $77.4 million, or 24.7%, to $236.4 million at December 31, 2012 from $313.8 million at March 31, 2012;

•	The provision for credit losses decreased $3.7 million, to $4.7 million for the three months ended December 31, 2012 from $8.4 million for the three months ended December 31, 2011; and

•	Delinquencies (loans past due 30 days or more) decreased $86.1 million or 38.9%, to $135.1 million at December 31, 2012 from $221.2 million at March 31, 2012.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(Dollars in thousands – except per share amounts)
Operations Data:
Net interest income	$15,205	$16,059	$16,399	$15,888
Provision for credit losses	4,660	5,351	(1,716)	4,601
Non-interest income	11,844	13,056	13,498	12,980
Non-interest expense	34,021	32,520	31,558	28,220
Income (loss) before income tax expense (benefit)	(11,632)	(8,756)	55	(3,953)
Income tax expense (benefit)	10	(191)	—	—
Net income (loss)	(11,642)	(8,565)	55	(3,953)
Preferred stock dividends in arrears(1)	(1,654)	(1,634)	(1,610)	(1,591)
Preferred stock discount accretion	(1,853)	(1,853)	(1,863)	(1,844)
Net loss available to common equity	(15,149)	(12,052)	(3,418)	(7,388)

Selected Financial Ratios (2):
Yield on interest-earning assets	3.84%	3.96%	4.22%	4.17%
Cost of funds	1.39	1.49	1.56	1.72
Interest rate spread	2.45	2.47	2.66	2.45
Net interest margin	2.42	2.44	2.57	2.35
Return on average assets	(1.78)	(1.26)	0.01	(0.54)
Average equity to average assets	(1.34)	(1.05)	(1.03)	(0.94)
Non-interest expense to average assets	5.19	4.77	4.56	3.89

Per Share:
Basic loss per common share	$(0.71)	$(0.57)	$(0.16)	$(0.35)
Diluted loss per common share	(0.71)	(0.57)	(0.16)	(0.35)
Dividends per common share	—	—	—	—
Book value per common share	(7.37)	(6.87)	(6.52)	(6.57)

Financial Condition:
Total assets	$2,412,379	$2,665,455	$2,784,076	$2,789,452
Loans receivable
Held for sale	31,483	34,274	27,938	39,332
Held for investment, net	1,738,242	1,859,473	1,959,348	2,057,744
Deposits	2,055,049	2,144,410	2,253,135	2,264,901
Other borrowed funds	317,102	467,293	476,378	476,103
Stockholders’ deficit	(46,622)	(36,039)	(28,508)	(29,550)
Allowance for loan losses	83,761	90,678	100,477	111,215
Non-performing assets(3)	236,355	251,461	272,942	313,765

(1)	Including compounding.
(2)	Annualized when appropriate.
(3)

Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

	Three Months Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(Dollars in thousands – except per share amounts)
Operations Data:
Net interest income	$16,014	$18,500	$21,520	$21,460
Provision for credit losses	8,380	17,115	3,482	10,178
Non-interest income	10,768	16,436	9,079	7,105
Non-interest expense	30,271	33,982	31,862	36,620
Income (loss) before income tax expense (benefit)	(11,869)	(16,161)	(4,745)	(18,233)
Income tax expense (benefit)	—	—	10	150
Net income (loss)	(11,869)	(16,161)	(4,755)	(18,383)
Preferred stock dividends in arrears(1)	(1,572)	(1,579)	(1,536)	(1,503)
Preferred stock discount accretion	(1,853)	(1,853)	(1,863)	(1,843)
Net loss available to common equity	(15,294)	(19,593)	(8,154)	(21,729)

Selected Financial Ratios (2):
Yield on interest-earning assets	4.08%	4.41%	4.66%	4.57%
Cost of funds	1.81	1.84	1.77	1.84
Interest rate spread	2.27	2.57	2.89	2.73
Net interest margin	2.18	2.47	2.77	2.63
Return on average assets	(1.51)	(2.02)	(0.39)	(2.12)
Average equity to average assets	(0.53)	(0.20)	(0.32)	(0.15)
Non-interest expense to average assets	3.69	4.24	3.69	4.18

Per Share:
Basic loss per common share	$(0.72)	$(0.92)	$(0.38)	$(1.02)
Diluted loss per common share	(0.72)	(0.92)	(0.38)	(1.02)
Dividends per common share	—	—	—	—
Book value per common share	(6.37)	(5.81)	(5.41)	(5.80)

Financial Condition:
Total assets	$3,061,573	$3,197,441	$3,240,867	$3,394,825
Loans receivable
Held for sale	36,962	45,199	16,333	7,538
Held for investment, net	2,165,955	2,257,467	2,390,548	2,520,004
Deposits	2,472,681	2,593,621	2,643,072	2,699,435
Other borrowed funds	538,091	537,194	547,045	659,005
Stockholders’ deficit	(25,327)	(13,391)	(4,990)	(13,171)
Allowance for loan losses	130,926	138,347	138,740	150,122
Non-performing assets(3)	348,077	349,472	350,418	373,352

(1)	Including compounding.
(2)	Annualized when appropriate.
(3)

Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three Months Ended December 31, 2012

Net results from operations for the three months ended December 31, 2012 improved $0.3 million to a net loss of $11.6 million from a net loss of $11.9 million in the prior year period. The lower net loss reported in the current quarter compared to the three-month period last year was due to a decrease in provision for credit losses of $3.7 million and higher non-interest income of $1.1 million. These favorable variances were partially offset by an increase in non-interest expense of $3.8 million and lower net interest income of $0.8 million. The discussion that follows in this section provides additional details regarding these results for the quarter.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Three Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,699,584	$19,769	4.65%	$1,973,878	$24,713	5.01%
Consumer loans	207,443	2,402	4.63	269,661	2,996	4.44
Commercial business loans	23,650	374	6.33	36,569	615	6.73

Total loans receivable (2) (3)	1,930,677	22,545	4.67	2,280,108	28,324	4.97
Investment securities (4)	250,739	1,369	2.18	194,388	1,395	2.87
Interest-earning deposits	305,535	191	0.25	406,563	257	0.25
Federal Home Loan Bank stock	25,630	25	0.39	54,829	—	0.00

Total interest-earning assets	2,512,581	24,130	3.84	2,935,888	29,976	4.08
Non-interest-earning assets	110,911			209,448

Total assets	$2,623,492			$3,145,336

Interest-Bearing Liabilities
Demand deposits	$1,070,363	383	0.14	$966,401	467	0.19
Regular savings	288,357	99	0.14	256,466	92	0.14
Certificates of deposit	755,390	1,585	0.84	1,328,424	5,488	1.65

Total deposits	2,114,110	2,067	0.39	2,551,291	6,047	0.95
Other borrowed funds	450,826	6,858	6.08	533,800	7,915	5.93

Total interest-bearing liabilities	2,564,936	8,925	1.39	3,085,091	13,962	1.81

Non-interest-bearing liabilities	93,730			77,004

Total liabilities	2,658,666			3,162,095
Stockholders’ deficit	(35,174)			(16,759)

Total liabilities and stockholders’ deficit	$2,623,492			$3,145,336

Net interest income/interest rate spread (5)		$15,205	2.45%		$16,014	2.27%

Net interest-earning assets	$(52,355)			$(149,203)

Net interest margin (6)			2.42%			2.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)

Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on fair value.
(5)

Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $0.8 million or 5.1% for the three months ended December 31, 2012, as compared to the same period in the prior year. Interest income decreased $5.8 million or 19.5% for the quarter ended December 31, 2012, compared to the same period in the prior year, primarily due to a decline in average balances in the loan portfolios, partially offset by an increase in investment security average balances and a decrease in the average balance of lower yielding interest-earning deposits. Interest expense decreased $5.0 million or 36.1% for the three months ended December 31, 2012, as compared to the same period in the prior year primarily due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts. The net interest margin increased to 2.42% for the three-month period ended December 31, 2012 from 2.18% for the respective period in the prior year.

Loan portfolio average balances declined $349.4 million in the quarter ending December 31, 2012 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal, charge-offs and transfers to OREO. New loan origination has been limited as part of the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff to improve the net interest margin. Investment security average balances increased $56.4 million primarily due to the purchase of securities totaling $127.8 million since December 31, 2011, partially offset by sales, calls, maturities and principal collections in the past year. The average balance of interest-earning deposits decreased $101.0 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

The average balance of CDs decreased $573.0 million for the three months ended December 31, 2012 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 81 basis points quarter over quarter. The decline in CD average balance and interest rate was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Credit Losses

Provision for credit losses decreased $3.7 million for the three months ended December 31, 2012, as compared to the same period in the prior year. The decrease in provision for credit losses was primarily due a lower provision for substandard and impaired loans which is attributable to a steady quarter-over-quarter decrease in non-performing loans since March 2010. Non-performing loans totaled $146.4 million at December 31, 2012, down from $261.2 million at December 31, 2011.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(115)	$(156)	$41	26.3%
Loan servicing income (loss), net of amortization	(951)	(1,555)	604	(38.8)
Service charges on deposits	2,691	2,746	(55)	(2.0)
Investment and insurance commissions	952	910	42	4.6
Net gain on sale of loans	7,153	6,040	1,113	18.4
Net gain on sale of investment securities	(120)	20	(140)	(700.0)
Net gain on sale of OREO	767	1,273	(506)	(39.7)
Other	1,467	1,490	(23)	(1.5)

Total non-interest income	$11,844	$10,768	$1,076	10.0%

Non-interest income increased $1.1 million or 10.0% to $11.8 million for the three months ended December 31, 2012, compared to $10.8 million for the respective period in 2011. The increase was primarily due to improved results from loan sales and loan servicing income partially offset by lower net gain on sale of OREO.

The increase in net gain on sale of loans of $1.1 million was primarily attributable to significantly higher margins on sale of residential mortgage loans, partially offset by a lower volume of sales in the current year period of $258.4 million compared to $413.2 million in the same quarter a year ago. Loan servicing income improvement of $0.6 million in the current quarter compared to the respective period a year ago was primarily due to lower amortization charges related to the mortgage servicing right asset reflecting lower market interest rates at the end of December 2012 partially offset by a 6.2% year-over-year decrease in the serviced loan portfolio.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,088	$10,678	$(590)	(5.5)%
Occupancy	2,060	2,070	(10)	(0.5)
Furniture and equipment	943	1,396	(453)	(32.4)
Federal deposit insurance premiums	1,442	1,828	(386)	(21.1)
Data processing	1,337	1,665	(328)	(19.7)
Communications	456	481	(25)	(5.2)
Marketing	226	149	77	51.7
OREO expense, net	10,190	7,451	2,739	36.8
Mortgage servicing rights impairment (recovery)	(1,570)	(985)	(585)	59.4
Legal services	1,143	1,403	(260)	(18.5)
Other professional fees	479	1,052	(573)	(54.5)
Insurance	447	420	27	6.4
Debt prepayment penalty	3,549	—	3,549	n.m.
Other	3,231	2,663	568	21.3

Total non-interest expense	$34,021	$30,271	$3,750	12.4%

Non-interest expense increased $3.8 million or 12.4% to $34.0 million for the three months ended December 31, 2012, as compared to $30.3 million for the respective period in 2011. The unfavorable variance was primarily due to a $3.5 million penalty incurred upon the prepayment of $150.0 million of FHLB advances in December 2012. Also contributing to the variance was higher OREO expenses primarily due to an increase in provisions for losses on repossessed property. These unfavorable variances were partially offset by lower compensation and benefits, furniture and equipment and other professional expenses reflecting ongoing efforts to reduce costs. Mortgage servicing rights impairment (recovery) also improved reflecting a slight increase in market interest rates during the current quarter ending December 31, 2012 as the 10-year Treasury rate rose 13 basis points during that three month period causing a reduction in mortgage refinance activity.

Income Taxes

Income tax for the three months ended December 31, 2012 was an expense of $10,000 compared to zero for the same period a year ago attributable to state tax obligations.

A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

Overview – Nine months Ended December 31, 2012

Net results from operations for the nine months ended December 31, 2012 improved $12.6 million to a net loss of $20.2 million from a net loss of $32.8 million in the prior year period. The improvement was due to a decrease in provision for credit losses of $20.7 million and higher non-interest income of $2.1 million. These favorable variances were partially offset by a decrease in net interest income of $8.4 million and an increase in non-interest expense of $2.0 million. The discussion that follows in this section provides additional details regarding these results for the nine month period.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Nine Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,789,331	$63,159	4.71%	$2,039,209	$78,133	5.11%
Consumer loans	228,205	7,799	4.56	277,897	9,377	4.50
Commercial business loans	25,988	1,189	6.10	50,817	2,860	7.50

Total loans receivable (2) (3)	2,043,524	72,147	4.71	2,367,923	90,370	5.09
Investment securities (4)	242,985	4,401	2.41	371,170	8,270	2.97
Interest-earning deposits	289,255	541	0.25	217,723	407	0.25
Federal Home Loan Bank stock	28,930	77	0.35	54,829	41	0.10

Total interest-earning assets	2,604,694	77,166	3.95	3,011,645	99,088	4.39
Non-interest-earning assets	101,689			217,366

Total assets	$2,706,383			$3,229,011

Interest-Bearing Liabilities
Demand deposits	$1,039,010	1,324	0.17	$940,009	1,621	0.23
Regular savings	282,288	277	0.13	255,342	307	0.16
Certificates of deposit	861,899	7,013	1.08	1,424,731	18,165	1.70

Total deposits	2,183,197	8,614	0.53	2,620,082	20,093	1.02
Other borrowed funds	467,709	20,889	5.95	555,945	22,961	5.51

Total interest-bearing liabilities	2,650,906	29,503	1.48	3,176,027	43,054	1.81

Non-interest-bearing liabilities	85,736			64,751

Total liabilities	2,736,642			3,240,778
Stockholders’ deficit	(30,259)			(11,767)

Total liabilities and stockholders’ deficit	$2,706,383			$3,229,011

Net interest income/interest rate spread (5)		$47,663	2.47%		$56,034	2.58%

Net interest-earning assets	$(46,212)			$(164,382)

Net interest margin (6)			2.44%			2.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)

Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on fair value.
(5)

Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $8.4 million or 14.9% for the nine months ended December 31, 2012, as compared to the same period in the prior year. Interest income decreased $21.9 million or 22.1% for the nine months ended December 31, 2012, compared to the same period in the prior year, primarily due to a decline in average balances in the loan and investment security portfolios. Interest expense decreased $13.6 million or 31.5% for the nine months ended December 31, 2012, as compared to the same period in the prior year primarily due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts. The net interest margin decreased to 2.44% for the nine-month period ended December 31, 2012 from 2.48% for the respective period in the prior year.

Loan portfolio average balances declined $324.4 million in the nine months ending December 31, 2012 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal, charge-offs and transfers to OREO. New loan origination has been limited as part the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff to improve the net interest margin. Investment security average balances decreased $128.2 million primarily due to the sale of higher yielding holdings in fiscal 2012 for capital management purposes. The average balance of interest-earning deposits increased $71.5 million as the flow of funds from the loan and investment securities portfolios accumulated pending opportunities to reinvest at attractive risk-adjusted spreads.

The average balance of CDs decreased $562.8 million for the nine months ended December 31, 2012 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 62 basis points year over year. The decline in CD average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Credit Losses

Provision for credit losses decreased $20.7 million for the nine-month period ended December 31, 2012, as compared to the same period in the previous year. The decrease in provision for credit losses was primarily due to a lower provision for substandard and impaired loans which is attributable to a steady quarter-over-quarter decrease in non-performing loans since March 2010. Non-performing loans totaled $146.4 million at December 31, 2012 down from $261.2 million at December 31, 2011.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Nine Months Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(325)	$(337)	$12	3.6%
Loan servicing income (loss), net of amortization	(1,947)	(260)	(1,687)	648.8
Service charges on deposits	8,066	8,100	(34)	(0.4)
Investment and insurance commissions	2,942	2,864	78	2.7
Net gain on sale of loans	20,165	11,243	8,922	79.4
Net gain on sale of investment securities	(47)	6,362	(6,409)	(100.7)
Net gain on sale of OREO	5,539	4,177	1,362	32.6
Other	4,005	4,135	(130)	(3.1)

Total non-interest income	$38,398	$36,284	$2,114	5.8%

Non-interest income increased $2.1 million or 5.8% to $38.4 million for the nine months ended December 31, 2012, compared to $36.3 million for the respective period in 2011. The increase was primarily due to higher gains on the sale of loans and sale of OREO, partially offset by lower gain on sale of investment securities and loan servicing income (loss), net.

The increase in net gain on sale of loans of $8.9 million was primarily attributable to a higher volume of residential mortgage loan sales in the current year period of $760.7 million compared to $639.8 million in the same nine-month period a year ago; as well as higher margins on sale. Net gain on sale of OREO increased to $5.5 million in the nine months ending December 31, 2012 from $4.2 million in the year ago period largely due to the impact of improved market conditions on prices at which property is being sold from the inventory of repossessed property. Net gain on sale of investment securities fell by $6.4 million, to a slight loss of $0.1 million in the nine months ended December 31, 2012, primarily due to a significant decrease in the level of investment security sale activity, as proceeds from sale totaled $5.8 million in the current period compared to $333.8 million of proceeds from sale in the same period a year ago. The loan servicing decrease of $1.7 million in the current period compared to the respective period a year ago was primarily due to higher amortization charges related to the mortgage servicing right asset reflecting a lower interest rate environment in 2012 versus 2011.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Nine Months Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$30,594	$30,504	$90	0.3%
Occupancy	5,822	5,975	(153)	(2.6)
Furniture and equipment	3,801	4,388	(587)	(13.4)
Federal deposit insurance premiums	4,567	5,535	(968)	(17.5)
Data processing	4,361	4,656	(295)	(6.3)
Communications	1,428	1,511	(83)	(5.5)
Marketing	839	883	(44)	(5.0)
OREO expense, net	25,312	22,051	3,261	14.8
Mortgage servicing rights impairment	1,787	4,305	(2,518)	(58.5)
Legal services	4,156	3,684	472	12.8
Other professional fees	1,687	2,826	(1,139)	(40.3)
Insurance	1,238	1,158	80	6.9
Debt prepayment penalty	3,549	—	3,549	n.m.
Other	8,958	8,640	318	3.7

Total non-interest expense	$98,099	$96,116	$1,983	2.1%

Non-interest expense increased $2.0 million or 2.1% to $98.1 million for the nine months ended December 31, 2012, as compared to $96.1 million for the respective period in 2011. The increase was primarily due to a one-time debt prepayment penalty in the current quarter and higher OREO expenses, partially offset by a decrease in MSR impairment, other professional fees and FDIC insurance.

The debt prepayment penalty was incurred upon the prepayment of $150.0 million of FHLB advances in December 2012. Higher OREO expenses reflect an increase in provisions for losses on repossessed property. These unfavorable variances were partially offset by a decline in MSR impairment of $2.5 million reflecting a slight increase in market interest rates during the current quarter ending December 31, 2012 as the 10-year Treasury rate rose 13 basis points during that three month period causing a reduction in mortgage refinance activity. Other professional fees dropped $1.1 million year over year primarily due to less reliance on outside consultants and lower audit fees. The decrease in FDIC insurance premiums of $1.0 million in the current year period compared to a year ago was due to a lower deposit insurance assessment base primarily attributable to the drop in average consolidated total assets.

Income Taxes

Income tax for the nine months ended December 31, 2012 was a benefit of $0.2 million compared to zero for the same period a year ago. The current period tax benefit was primarily due to the recognition of a previously unrecognized tax benefit that was recorded following the receipt of tax refunds from the Internal Revenue Service related to an uncertain tax position.

A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

FINANCIAL CONDITION

During the nine months ended December 31, 2012, total assets decreased by $377.1 million from $2.79 billion at March 31, 2012 to $2.41 billion at December 31, 2012. The majority of this decrease was attributable to lower balances in loans held for investment and interest-earning deposits totaling $319.5 million and $60.2 million, respectively.

Interest-earning deposits totaled $135.7 million at December 31, 2012, down $60.2 million from $195.9 million at March 31, 2012. The decrease in interest-earning deposits was primarily due to opportunities during the second and third quarters of fiscal 2013 to invest excess liquidity in investment securities at attractive risk-adjusted spreads. Purchases of investment securities available-for-sale totaled $35.8 million and $20.5 million in the quarters ending December 31, 2012 and September 30, 2012, respectively.

Investment securities available for sale increased, by $19.2 million during the nine months ended December 31, 2012, as a result of purchases of $56.3 million, sales of $5.9 million, principal collections of $32.9 million, a net increase in fair value of $2.7 million, premium amortization net of discount accretion of $0.7 and net realized and unrealized impairment losses of $0.3 million in the period.

Net loans held for investment decreased $319.5 million, or 15.5% during the nine months ended December 31, 2012. Activity for the period consisted of principal repayments of $462.5 million and transfers to other real estate owned of $62.0 million; partially offset by originations and refinances of $175.9 million and other miscellaneous activity of $29.1 million.

Other real estate owned increased $1.2 million to $90.0 million at December 31, 2012 from $88.8 million at March 31, 2012. The increase in OREO was primarily due to transfers in from the loan portfolio of $62.0 million and from premises and equipment of $0.6 million, partially offset by sales of $37.7 million, valuation adjustment net write downs of $20.8 million and a transfer to premises and equipment of $2.9 million.

Net deferred tax asset was zero at December 31, 2012 and March 31, 2012 due to a valuation allowance on the entire balance. The valuation allowance is necessary since the recovery of the net deferred asset is not considered to be more likely than not as it is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $360.0 million during the nine months ended December 31, 2012 primarily due to a $209.9 million decrease in deposits and $159.0 million decrease in other borrowed funds, partially offset by a $13.5 million increase in accrued interest and fees payable. The decrease in deposits was largely due a decline in CD balances of $244.9 million attributable to more disciplined pricing of these products to reduce excess liquidity, partially offset by an increase in checking, savings and money market deposit product balances totaling $35.0 million. Other borrowed funds decreased primarily due to the prepayment of $150.0 million of FHLB advances in December 2012.

Stockholders’ deficit grew $17.1 million during the nine months ended December 31, 2012 due the net loss in the period of $20.2 million, partially offset by improved fair value of the available for sale investment securities portfolio of $2.7 million attributable to generally falling market interest rates during the past nine months and vesting of restricted stock of $0.4 million.

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

•

Temporary Liquidity Guarantee Program (“TLGP”). This program contained both (i) a debt guarantee component, whereby the FDIC guaranteed until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC insured 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of December 31, 2012, the Bank had no TLGP bonds outstanding as all matured in February, 2012 and were paid in full.

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

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will significantly affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolished the OTS and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, and imposed new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act affects our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within the financial services industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is uncertain at this time. The Corporation’s management is actively monitoring developments regarding the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.

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

The Orders also required that the Bank meet and maintain both a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The Bank submitted to the OTS, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also required the Bank to review its current liquidity management policy and the adequacy of its allowance for loan losses.

At December 31, 2012 and March 31, 2012 the Bank had a tier 1 leverage ratio of 4.84% and 4.51%, respectively, and a total risk-based capital ratio of 9.33% and 8.42%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC. As a result, the bank regulatory agencies may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. The bank regulatory agencies may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Restoration Plan

In August, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater total risk based capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a total risk based capital level of 8.05% was achieved as of July 31, 2010. As of December 31, 2012, total risk-based capital was 9.33%.

In addition to requiring compliance with the Plan, the Directive imposes certain other operating requirements and restrictions, most of which were also part of the voluntary Orders entered into with the OTS in June 2009. The Plan is now administered by OCC.

RISK MANAGEMENT

The Bank encounters risk in the normal course of business and designs risk management processes to help manage these risks. This Risk Management section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management program.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	December 31, 2012			March 31, 2012
	Non-Performing Loans	Percent of Non-Performing Loans	Percent of Total Gross Loans(1)	Non-Performing Loans	Percent of Non-Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)
Residential	$31,737	21.7%	1.73%	$44,550	19.8%	2.04%
Commercial and industrial	3,392	2.3	0.18	8,217	3.7	0.38
Land and construction	38,951	26.5	2.12	64,229	28.6	2.94
Multi-family	26,473	18.1	1.44	37,762	16.8	1.73
Retail/office	22,031	15.1	1.20	33,817	15.0	1.55
Other commercial real estate	16,914	11.6	0.92	27,963	12.4	1.28
Education (2)	543	0.4	0.03	762	0.3	0.03
Other consumer	6,314	4.3	0.34	7,624	3.4	0.35

Total non-performing loans	$146,355	100.0%	7.96%	$224,924	100.0%	10.28%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $17,567 and $24,641 at December 31, 2012 and March 31, 2012, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the nine months ended December 31, 2012:

Loan Class	Non-performing Loan Balance March 31, 2012	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non-performing Loan Balance December 31, 2012	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$44,550	$7,021	$(1,415)	$(11,634)	$(3,396)	$(3,389)	$31,737	$523,180	$12,174
Commercial and industrial	8,217	2,252	(3,172)	—	(2,035)	(1,870)	3,392	27,107	6,591
Land and construction	64,229	29,011	(38)	(26,215)	(12,811)	(15,225)	38,951	77,703	19,294
Multi-family	37,762	1,160	—	(6,337)	(4,497)	(1,615)	26,473	269,345	11,230
Retail/office	33,817	6,946	(167)	(9,279)	(6,388)	(2,898)	22,031	186,792	16,188
Other commercial real estate	27,963	2,751	(783)	(4,196)	(3,657)	(5,164)	16,914	171,436	15,557
Education	762	6	—	—	(225)	—	543	184,588	330
Other consumer	7,624	3,173	(1,695)	(125)	(720)	(1,943)	6,314	252,951	2,397

Total	$224,924	$52,320	$(7,270)	$(57,786)	$(33,729)	$(32,104)	$146,355	$1,693,102	$83,761

Non-performing loans decreased $78.6 million during the nine months ended December 31, 2012. The loan categories with the largest decline in non-performing loans during the nine months ended December 31, 2012 were land and construction loans (decrease of $25.3 million) and residential (decrease of $12.8 million). Multi-family, retail/office and other commercial real estate each declined by more than $11 million.

The interest income that would have been recorded during the nine months ended December 31, 2012 and 2011 if non-performing loans at the end of the period had been current in accordance with their terms during the period was $3.8 million for both periods.

Non-Performing Assets

The composition of non-performing assets is summarized as follows:

	December 31,	March 31,
	2012	2012
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$107,798	$148,546
Troubled debt restructurings - non-accrual (1)	38,557	76,378
Other real estate owned (OREO)	90,000	88,841

Total non-performing assets	$236,355	$313,765

Total non-performing loans to total gross loans (2)	7.96%	10.28%
Total non-performing assets to total assets	9.80	11.25
Allowance for loan losses to total gross loans (2)	4.55	5.08
Allowance for loan losses to total non-performing loans	57.23	49.45
Allowance for loan losses plus OREO valuation allowance to total non-performing assets	48.61	42.62

(1)	Troubled debt restructurings - non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the nine months ended December 31, 2012:

	Non-performing Loans (1)	Other Real Estate Owned (OREO)	Total Non-performing Assets
	(In thousands)
Balance at March 31, 2012	$224,924	$88,841	$313,765

Additions	52,320	—	52,320
Transfers:
Non-accrual to OREO	(57,786)	62,007	4,221
OREO to premises and equipment, net	—	(2,312)	(2,312)
Returned to accrual status	(7,270)	—	(7,270)
Sales	—	(37,737)	(37,737)
Loan charge-offs/OREO net additional write-downs	(32,104)	(20,799)	(52,903)
Payments	(33,729)	—	(33,729)

Balance at December 31, 2012	$146,355	$90,000	$236,355

(1)	Total non-performing loans exclude $24,641 and $17,567 of education loans that are 90 days or more past due but still accruing interest at March 31, 2012 and December 31, 2012, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were delinquent 30 days and over at the dates indicated.

	December 31, 2012		March 31, 2012
		% of Total		% of Total
Days Past Due	Balance	Gross Loans	Balance	Gross Loans
	(Dollars in thousands)
30 to 59 days	$17,542	0.95%	$18,332	0.84%
60 to 89 days	14,091	0.77	12,230	0.56
90 days and over	103,514	5.63	190,663	8.71

Total	$135,147	7.35%	$221,225	10.11%

Loans past due 90 days and over decreased $87.2 million to $103.5 million at December 31, 2012 from $190.7 million at March 31, 2012 primarily due to the slow but steady economic recovery and the limited amount of new loan production in the past several years.

Impaired Loans

At December 31, 2012, the Corporation has identified $199.3 million of loans as impaired which includes non-accrual loans plus performing troubled debt restructurings. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

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

The ALLL consists of general, substandard loan and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass, watch and special mention rated loans and is based on historical net loss experience for the past six quarters, adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate ALLL. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

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

Any changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal six quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the quantitative factor related to the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

During the quarter ending December 31, 2011, the values assigned to quantitative factors regarding loan volume and terms, delinquency and charge-off trends, and collateral values; and the qualitative factor regarding economic conditions, were adjusted lower to reflect the results of an analysis based on various publications, market research, economic reports, portfolio credit metrics, management’s expertise and knowledge of the immediate lending market, as well as analysis of peer institutions and similar markets. The factor value changes resulted in a lower required allowance for loan losses as of December 31, 2011 totaling $6.1 million. The lower required allowances by portfolio segment were $2.4 million for the residential segment, $0.1 million for the commercial and industrial segment, and $3.6 million for the commercial real estate segment. No changes to the values assigned to quantitative and qualitative factors were made since March 31, 2012.

The following table presents the allowance for loan losses by component:

	December 31,	March 31,
	2012	2012
	(In thousands)
General component	$29,032	$37,085
Substandard loan component	25,769	29,980
Specific component	28,960	44,150

Total allowance for loan losses	$83,761	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	December 31,	March 31,
	2012	2012
	(In thousands)
Pass (1)	$1,452,147	$1,624,625
Watch	98,202	115,917
Special mention	36,674	56,762

Total pass, watch and special mention rated loans	1,587,023	1,797,304

Substandard rated loans, excluding TDR accrual	53,141	93,207

TDR accrual	52,938	72,648
Non-accrual	146,355	224,924

Total impaired loans	199,293	297,572

Total unpaid principal balance	$1,839,457	$2,188,083

(1)	Includes all accrual residential and consumer loans as these loans are not individually rated.

The following table presents credit risk metrics related to the allowance for loan losses:

	December 31,	March 31,
	2012	2012
	(Dollars in thousands)
General ALLL / pass, watch and special mention loans	1.8%	2.1%
Substandard ALLL / substandard loans, excluding TDR accrual	48.5%	32.2%
Specific ALLL / impaired loans	14.6%	14.8%
Loans 30 to 89 days past due	$31,633	$30,562

The following table summarizes activity in the allowance for loan losses for the period indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$90,678	$138,347	$111,215	$150,122
Charge-offs:
Residential	(1,721)	(1,067)	(4,795)	(4,489)
Multi-family	(1,247)	(6,572)	(2,472)	(10,624)
Commercial real estate	(4,345)	(4,026)	(12,983)	(14,096)
Land and construction	(6,764)	(611)	(17,497)	(2,832)
Consumer	(706)	(5,251)	(2,533)	(21,685)
Commercial and industrial	(549)	(715)	(2,759)	(2,461)

Total charge-offs	(15,332)	(18,242)	(43,039)	(56,187)

Recoveries:
Residential	988	545	1,725	1,401
Multi-family	173	230	293	1,526
Commercial real estate	903	502	2,800	1,159
Land and construction	1,308	496	2,267	1,139
Consumer	62	444	116	1,922
Commercial and industrial	148	177	1,326	582

Total recoveries	3,582	2,394	8,527	7,729

Net charge-offs	(11,750)	(15,848)	(34,512)	(48,458)

Provision for loan losses	4,833	8,427	7,058	29,262

Allowance at end of period	$83,761	$130,926	$83,761	$130,926

Net charge-offs to average loans held for sale and for investment	(2.43)%	(2.78)%	(2.25)%	(2.73)%

Net charge-offs decreased $4.1 million and $13.9 million to $11.7 million and $34.5 million for the three months and nine months ending December 31, 2012, respectively. The improvement in net charge-offs reflects the impact of the slow but steady economic recovery and the limited amount of new loan production in the past several years. All practical and legal methods of collection, repossession and disposal are pursued, and high underwriting standards are adhered to in the origination process in order to continue to improve asset quality.

Other Real Estate Owned

Other real estate owned (“OREO”) increased $1.2 million to $90.0 million during the nine months ended December 31, 2012. Individual properties included in OREO at December 31, 2012 with a recorded balance in excess of $1 million are listed below:

		Carrying
Description	Location	Value
		(In thousands)
Vacant land	Northeast Wisconsin	$3,020
Vacant land	Northeast Wisconsin	1,560

Vacant land	South Central Wisconsin	2,865
Commercial building	South Central Wisconsin	2,762
Single family and vacant land	South Central Wisconsin	1,950
Farm land	South Central Wisconsin	1,870
Vacant land	South Central Wisconsin	1,445
Vacant land	South Central Wisconsin	1,360
Vacant land	South Central Wisconsin	1,128
Commercial building	South Central Wisconsin	1,123
Vacant land	South Central Wisconsin	1,105
Vacant land	South Central Wisconsin	1,105
Vacant land	South Central Wisconsin	1,097
Commercial building	South Central Wisconsin	1,041
Vacant land	South Central Wisconsin	1,027

Vacant land	Southeast Wisconsin	4,165
Commercial building	Southeast Wisconsin	2,267
Commercial building	Southeast Wisconsin	2,054
Commercial building	Southeast Wisconsin	1,683
Commercial building	Southeast Wisconsin	1,320
Condo units	Southeast Wisconsin	1,195
Vacant land	Southeast Wisconsin	1,190
Vacant land	Southeast Wisconsin	1,162
Office/warehouse building	Southeast Wisconsin	1,063
Commercial building and vacant land	Southeast Wisconsin	1,040

Multi-family	Eastern Minnesota	1,343

Other properties individually less than $1 million		47,060

		$90,000

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the carrying values of OREO properties are reviewed and appropriate adjustments made based upon updated appraisals or market analysis including recent sales or broker opinion. For appraisals received over one year ago, management considers broker and market analysis to update the estimated fair value.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if the Corporation were unable to meet its funding requirements at a reasonable cost. Liquidity risk is managed at both the bank and holding company to help ensure that cost-effective funding can be obtained to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that originates from retail and corporate banking businesses. Other borrowed funds are available from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain an adequate liquidity position.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity and resultant failure to make principal payments on or after March 2, 2009, the Corporation continued to be unable to meet its obligations under the Credit Agreement during the nine months ended December 31, 2012.

The Bank’s primary sources of funds are principal and interest payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels.

As of December 31, 2012, the Corporation had outstanding borrowings from the FHLB of $197.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of December 31, 2012 was $512.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $518.9 million. During December 2012, the Bank prepaid $150.0 million of FHLB borrowings using excess liquidity to enhance the Bank’s profitability going forward. The prepayment triggered a $3.5 million early termination penalty which was recognized in the Consolidated Statement of Operations in other non-interest expense.

Investment Securities

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security may reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, credit losses may be experienced, which are recognized in earnings as net impairment losses.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) the Corporation issued to the Treasury 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock includes cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Securities Purchase Agreement provides for redemption of shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends. The Corporation has deferred the payment of dividends during each of the past 15 quarters ended December 31, 2012 due to a lack of liquidity. As a result of such deferrals, on December 31, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation.

As long as any Preferred Stock is outstanding, the Corporation may not pay dividends on its common stock, and redeem or repurchase its common stock, unless all accrued and unpaid dividends for all past periods on the Preferred Stock are fully paid. The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the Treasury warrants to purchase up to 7,399,103 shares of common stock at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16.5 million. The term of the warrants is ten years. The warrants provide for customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrants.

The terms of the Treasury’s purchase of the preferred securities include restrictions on certain forms of executive compensation which are disclosed under “Regulatory Developments” and impose a limit of $500,000 per person on the tax deductibility of compensation paid to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and warrants into the Bank as tier 1 capital.

Loan Commitments

At December 31, 2012, the Bank had outstanding commitments to originate loans of $8.8 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $168.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2012 amounted to $514.9 million. Scheduled maturities of borrowings during the same period totaled $11.5 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $15.9 million at December 31, 2012 related to approximately $300.4 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2012, the Bank had $274,000 of brokered deposits. The Cease and Desist Order with the OCC limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

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

At December 31, 2012, the Bank had a tier 1 leverage ratio of 4.84% and a total risk-based capital ratio of 9.33%, each below the required capital ratios in the Cease and Desist Orders. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.

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

Credit Agreement

On November 30, 2012, the Corporation entered into Amendment No. 9 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, (the “Credit Agreement”) among the Corporation, the Lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such Lenders (the “Agent”). The Corporation owes $116.3 million principal amount under the Credit Agreement.

Under the Amendment, the Agent and the Lenders agreed to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement); or (ii) June 30, 2013. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) June 30, 2013. At December 31, 2012, the Corporation had accrued interest payable related to the Credit Agreement of $49.0 million and an amendment fee payable of $6.5 million.

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

The Amendment requires the Bank to comply with the following financial covenants:

•	A tier 1 leverage ratio of not less than 4.00% at all times.

•	A total risk based capital ratio of not less than 8.00% at all times.

•	Ratio of non-performing loans to gross loans not to exceed 13.00% at any time.

As stated above, the total outstanding principal balance under the Credit Agreement as of December 31, 2012 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million, or June 30, 2013.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2012, the Corporation was in compliance with all financial covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on November 30, 2012, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if any covenant is not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

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

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans and investment securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All financial instruments as of December 31, 2012 were held for purposes other than trading. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Net interest income is dependent on the amounts of, and yields on interest-earning assets as compared to the amounts of, and rates on interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Corporation’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with changes in interest rates. This strategy is implemented by ongoing analysis and management of interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to manage net interest income changes within limits in times of fluctuating market interest rates.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of, and net earnings generated from, interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. Exposure to interest rate risk is managed primarily through a strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Corporation’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which we operate. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which may include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce exposure to interest rate risk. The rates, terms, and interest rate indices of interest-earning assets result primarily from the Corporation’s business of investing in securities and loans (a portion of which have adjustable rates). This permits the Corporation to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

The following table presents the estimated percentage change in net interest income assuming hypothetical interest rate shocks:

	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase

December 31, 2012	7.8%	16.1%

March 31, 2012	6.4%	13.2%

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The Corporation had a positive net Gap position in a flat interest rate scenario at December 31, 2012 for Year 1 of 34.1% compared to 24.5% at March 31, 2012, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing based on different indices.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses – and separately a reserve for unfunded loan commitments, letters of credit and repurchase of sold loans in other liabilities – at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALLL is comprised of general, substandard loan and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for quantitative and qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance, the loan portfolio is segregated by purpose and collateral type. By doing so, trends in borrower behavior and loss severity are more easily identified. For each class of loan, a historical loss factor is computed. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off rates. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred since 2008, management reviews each class’ historical losses by quarter for any trends that would indicate a different look back period would be more representative of current experience.

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

Specific allowances are determined as a result of an impairment review process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of expected cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of a loan no loss is anticipated and no specific reserve is established. However, if the carrying value of a loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general allowance.

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

Management considers the ALLL at December 31, 2012 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

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

Mortgage Servicing Rights

Mortgage servicing rights (MSR) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset in loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

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

Income Taxes

The Corporation’s provision for federal income taxes results in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable income or deductible expenses in future periods. The Corporation regularly reviews the carrying amount of its net deferred tax assets (net of deferred tax liabilities) to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Corporation’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets.

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

(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(v)	uncertainties regarding our ability to continue as a going concern;

(vi)	our ability to address our own liquidity problems;

(vii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(viii)	our ability to pay dividends;

(ix)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(x)	dilution of existing shareholders as a result of possible future transaction;

(xi)	uncertainties about compliance with the Corporation’s and the Bank’s Cease and Desist Orders;

(xii)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes;

(xiii)	significant unforeseen legal expenses;

(xiv)	uncertainties about market interest rates;

(xv)	security breaches of our information systems;

(xvi)	environmental liability for properties to which we take title;

(xvii)	expiration of our Amended and Restated Credit Agreement;

(xviii)	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored entities; and

(xix)	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry.

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

There were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three months ended December 31, 2012.

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

ANCHOR BANCORP WISCONSIN INC.

Date:	February 7, 2013	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date:	February 7, 2013	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer