Form 10-K
period 2013-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2013-05-28
CIK 885322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2012, the aggregate market value of the 21,247,225 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $8.0 million, based upon the closing price of $0.39 per share of common stock as reported by the OTC QB directory on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of April 30, 2013, 21,247,225 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 1, 2013 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2013 FORM 10-K ANNUAL REPORT

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

•	changes in accounting principles, policies or guidelines;

•	uncertainties about market interest rates;

•	security breaches of our information systems;

•	environmental liability for properties to which we take title;

•	expiration of our Amended and Restated Credit Agreement;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored – entities;

ii

•

uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	challenges relating to recruiting and retaining key employees.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

iii

PART I

Item 1.	Business

General

We, Anchor BanCorp Wisconsin Inc. (the “Corporation,” the “Company,” “we,” “our”) are a registered savings and loan holding company incorporated under the laws of the State of Wisconsin. We are engaged in the savings and loan business through our wholly owned banking subsidiary, AnchorBank, fsb (the “Bank” or “Anchor Bank”).

The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in 2000. AnchorBank, fsb is the third largest depository institution headquartered in the State of Wisconsin and the largest thrift in terms of assets. The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and the Corporation is regulated by the Federal Reserve. The Corporation is regulated as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). See “Regulation and Supervision.”

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

In addition to our branch network, we provide products and services online via our WebBranch™ online banking system and our Speed e-App™ online mortgage application tool. During the fiscal year ending March 31, 2013, we saw a substantial increase in mortgage applications received through Speed e-App.

The Corporation also has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which has historically invested in real estate partnerships. During 2010, IDI sold substantially all of its assets and its investment activities have been significantly curtailed and the Company has no plans to resume activities at this point in time.

On June 25, 2010, the Corporation completed the sale of eleven branches located in Northwest Wisconsin to Royal Credit Union headquartered in Eau Claire, Wisconsin. The net gain on the sale was $5.0 million. On July 23, 2010, the Corporation completed the sale of four branches located in Green Bay, Wisconsin and surrounding communities to Nicolet National Bank headquartered in Green Bay, Wisconsin. The net gain on the sale was $2.3 million.

The Bank has one wholly-owned subsidiary: ADPC Corporation (“ADPC”), a Wisconsin corporation, which holds and develops certain of the Bank’s foreclosed properties. In November 2011, Anchor Investment Corporation (“AIC”) was dissolved and the remaining assets were transferred to the Bank. AIC was a Nevada corporation that managed a portion of the Bank’s investment portfolio (primarily mortgage related securities).

As of March 31, 2013, the Corporation had 690 full-time equivalent employees. The Corporation promotes equal employment opportunity and considers employee relations to be excellent. The average tenure of AnchorBank employees is 11 years. None of the AnchorBank employees are represented by a collective bargaining group.

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

Market Area

The Bank’s primary market area consists of south-central, east-central and southeastern Wisconsin, as well as contiguous counties in Illinois. The Bank conducts business from its headquarters in Madison, Wisconsin, and services more than 118,000 households and businesses from 54 full-service branch locations, as well as one lending-only office in Lake Geneva. During the fiscal year ended March 31, 2013, two full-service branches located in Sussex and Appleton were closed.

AnchorBank’s market area is concentrated in the greater Madison/Dane County, Suburban Milwaukee and Fox Valley areas. Together these areas account for nearly half of Wisconsin’s population and provide a strong platform for long term growth, both locally and regionally. Within its market footprint AnchorBank exhibits a strong retail franchise with the third highest market share of both deposits and mortgage origination in the Madison area and with the seventh largest deposit and mortgage origination share in the state overall.

Our home office in Madison provides a strong base in a highly attractive market. Madison is home to both state and county governments as well as the University of Wisconsin. Madison has enjoyed steady population growth of 3.2 percent since 2010, a median household income 17.3 percent above the national average and relatively low unemployment at 5.1 percent (as of March 2013) versus the national average of 7.6 percent. Madison frequently ranks in the top 100 Places to Live in America by Money Magazine.

The Fox Valley, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities is one of the state’s fastest growing areas and also benefits from higher than national median household income levels at approximately $73,600. The Bank operates seven branches in the Fox Valley area.

In the Milwaukee area, AnchorBank operates seven branches, all located in suburban areas outside Milwaukee, Wisconsin’s largest city. The Milwaukee metropolitan area is home to roughly 1.5 million and more than 70,000 businesses.

Competition

The Bank encounters strong competition in attracting both loan and deposit customers. Such competition includes other banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank’s market area includes branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Bank’s market area and aggressively price their products and services to a large portion of the market. The Corporation’s profitability depends upon the Bank’s continued ability to successfully expand market share and mitigate credit losses.

Customer demand for loans secured by real estate has been reduced by a weak economy, an increase in unemployment and a decrease in real estate values. Low demand for real estate loans has decreased the Bank’s income because alternative investments, such as securities, typically earn a lower return than real estate secured loans.

The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, quality of service to the customers, types of accounts, service fees, convenience of office locations and hours, and other services. We offer a full array of deposit, savings and investment products to meet the needs of our consumer and business customers with features, high service levels, convenience and rates/fees structured to provide a competitive value proposition for our customers and prospective customers. In return, our customers have rewarded us with high levels of satisfaction and loyalty as proven by our recent rating by a well known agency which showed Anchor Bank to be one of the highest rated banks in the upper Midwest.

The primary factors in competing for loans are interest rates, loan fee charges, and timeliness and quality of service to the borrower. Similar to the market for deposit and investment products, we focus on offering the best overall value to our loan customers. During the fiscal year ending March 31, 2013 we originated $899.0 million in single family “conforming” loans. While single family “conforming” loans are subsequently sold to investors, a key competitive difference is that AnchorBank retains servicing on our residential mortgages, thereby ensuring a high level of continuing customer service. AnchorBank currently has a servicing portfolio of approximately $2.91 billion.

Lending Activities

General. At March 31, 2013, the Bank’s net loans held for investment totaled $1.67 billion, representing approximately 70.6% of its $2.37 billion of total assets at that date. Loans held for investment based on portfolio segment consist of single-family residential loans with an unpaid principal balance of $547.7 million, multi-family residential loans of $287.4 million, commercial real estate loans of $371.5 million, land and construction loans of $112.0 million, commercial and industrial loans of $30.6 million, and consumer loans of $414.0 million.

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

	March 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Single-family residential	$546,699	31.01%	$569,584	26.03%	$652,237	24.31%	$765,312	22.27%	$843,482	20.52%
Multi-family residential	320,586	18.18	425,084	19.43	499,645	18.62	614,930	17.89	662,483	16.12
Commercial real estate	350,931	19.90	477,550	21.83	645,683	24.07	842,905	24.53	1,020,981	24.84
Construction	15,755	0.90	29,772	1.36	52,014	1.94	108,486	3.16	267,375	6.51
Land	91,351	5.18	142,808	6.53	173,168	6.45	231,330	6.73	266,756	6.49

Total mortgage loans	1,325,322	75.17	1,644,798	75.17	2,022,747	75.39	2,562,963	74.58	3,061,077	74.48

Residential – other	233,996	13.27	253,922	11.60	268,264	10.00	352,795	10.27	394,708	9.61
Education	166,429	9.44	240,331	10.98	276,735	10.31	331,475	9.64	358,784	8.73
Other	13,081	0.74	15,094	0.70	18,345	0.69	24,990	0.73	56,302	1.37

Total consumer loans	413,506	23.45	509,347	23.28	563,344	21.00	709,260	20.64	809,794	19.71

Commercial and industrial loans	24,368	1.38	33,938	1.55	96,755	3.61	164,329	4.78	238,940	5.81

Total loans receivable	1,763,196	100.00%	2,188,083	100.00%	2,682,846	100.00%	3,436,552	100.00%	4,109,811	100.00%

Contras to loans:
Allowance for loan losses	(79,815)		(111,215)		(150,122)		(179,644)		(137,165)
Undisbursed loan proceeds	(10,997)		(16,034)		(8,761)		(23,334)		(71,672)
Unearned net loan fees	(1,838)		(3,086)		(3,476)		(3,898)		(4,441)
Unearned interest	(3)		(4)		(115)		(88)		(84)
Net discount on purchased loans	—		—		(5)		(8)		(10)

Total contras to loans	(92,653)		(130,339)		(162,479)		(206,972)		(213,372)

Loans receivable, net	$1,670,543		$2,057,744		$2,520,367		$3,229,580		$3,896,439

The following table presents, at March 31, 2013, the scheduled contractual maturities of gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates disaggregated according to current classifications.

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
Amounts due:
In one year or less	$17,692	$14,387	$373,925	$25,774	$431,778
After one year through five years	2,610	10,935	242,939	108,132	364,616
After five years	527,418	5,252	154,079	280,053	966,802

	$547,720	$30,574	$770,943	$413,959	$1,763,196

Interest rate terms on amounts due after one year:
Fixed	$186,711	$11,504	$220,226	$257,083	$675,524
Adjustable	343,317	4,683	176,792	131,102	655,894

Residential Loans

At March 31, 2013, $547.7 million, or 31.1%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate first mortgage loans except for Express refinance loans which are included in the consumer loan category. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. These risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At March 31, 2013, approximately $343.8 million, or 62.8%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. Current production of these loans with terms of 15 years or more are generally sold to institutional investors, while a portion of loan production is retained in the held for investment portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”) and the Federal Housing Administration (“FHA”). The right to service substantially all loans sold is retained.

At March 31, 2013, approximately $186.7 million, or 34.1%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2013, the unpaid principal balance receivable of commercial and industrial loans amounted to $30.6 million, or 1.7%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans funded for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At March 31, 2013, $770.9 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.7% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area.

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have fixed interest rates, amortization periods of 15 to 25 years, as well as balloon payments of two to seven years.

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At March 31, 2013, $414.0 million, or 23.5%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The residential-other portfolio consists primarily of Express refinance first mortgage loans, second mortgage and home equity loans. Express refinance loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 90% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Approximately $166.4 million of the total loans unpaid principal balance receivable at March 31, 2013 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. Proceeds from the sale of education loans totaled $24.3 million in fiscal 2011. No education loans were sold during the years ended March 31, 2013 and 2012.

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

The Corporation also receives other fees and charges relating to existing residential and commercial loans, which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. Other types of loans also generate fee income. These include annual fees assessed on credit card accounts, transactional fees relating to credit card usage and late charges on consumer loans.

Origination, Purchase and Sale of Loans. The Corporation’s new loan production comes from a number of sources. Residential mortgage loan production is originated primarily from depositors, branch customers, the Corporation’s website, non-compensated referrals from real estate brokers, builders and direct solicitations. Commercial real estate loan production is obtained by direct solicitations and referrals. Consumer loans are originated from branch customers, existing depositors and mortgagors, and direct solicitation.

Applications for all types of loans are taken at certain branch locations and one loan origination facility. Loans may be approved by designated underwriting/concurrence officers or the Senior Loan Committee, within pre-established limits, or by the Board of Directors.

The Corporation’s general policy is to lend up to the lesser of 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Corporation will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible, private mortgage insurance in an amount intended to reduce exposure to 80% or less of the appraised value of the underlying property. At March 31, 2013, approximately $104.1 million of loans had original loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

Property appraisals on the real estate and improvements securing single-family residential loans are made by the Corporation’s staff or by independent appraisers, approved by the Bank’s Board of Directors, during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.

The Corporation’s underwriting criteria generally require that multi-family residential and commercial real estate loans have loan-to-value ratios of 80% or less and debt coverage ratios of at least 115% or 120%, depending on the asset class. Personal guarantees are also obtained on its multi-family residential and commercial real estate loans from the principals of the borrowing entity, as well as appraisals of the collateral from independent appraisal firms.

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

The Corporation encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such cleanup efforts. Although the foregoing environmental risks are more often associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of Fannie Mae and Freddie Mac, appraisals for single-family homes include comments on environmental influences and conditions. The Corporation attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Corporation’s exposure to liability for environmental cleanup.

The Corporation has been actively involved in the mortgage secondary market since the mid-1980s and generally originates single-family residential mortgage loans under terms, conditions and documentation which permit sale to investors. A significant portion of the fixed-rate, single-family residential loans with terms over 15 years originated are sold to investors. The volume of loans originated is dependent on a number of factors, but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases. In periods of higher interest rates, customer demand for fixed-rate mortgages declines. The Corporation attempts to limit any interest rate risk created by interest rate lock commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of unhedged commitments at any one time. Forward sale contracts used to economically hedge closed loans and rate lock commitments to customers range from 70% to 100% of the closed and committed amounts.

The following table presents the activity in loans held for sale:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$39,332	$7,538	$19,484
Originations	898,960	961,947	780,100
Sales	(920,234)	(930,153)	(792,046)

Ending balance	$18,058	$39,332	$7,538

The Corporation generally services all originated loans that have been sold to investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax escrows on behalf of borrowers. Servicing fees are recognized when the related loan payments are received. At March 31, 2013, $2.91 billion of loans are serviced for others.

The Corporation is not an active purchaser of loans. At March 31, 2013, approximately $166.4 million of education loans, $7.6 million of purchased participation mortgage loans and $6.9 million of credit card loans were being serviced for the Corporation by others. Servicing of purchased loans or loan participations is performed by the seller, with a portion of the interest paid by the borrower retained by the seller to cover servicing costs.

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

Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (OREO) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized, generally those greater than $10,000; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

For discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Also see Notes 1 and 5 to the Consolidated Financial Statements in Item 8.

Investment Securities

In addition to lending activities, the Corporation conducts other investing activities on an ongoing basis in order to diversify assets, limit interest rate and credit risk, and meet regulatory liquidity requirements. The Corporation invests in mortgage-related securities which are insured or guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae; non-agency collateralized mortgage obligations (“CMOs”), and U.S. government agency obligations. Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors.

Management determines the appropriate financial reporting classification of securities at the time of purchase. Debt securities may be classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the three years ended March 31, 2013.

Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax (if any), reported as a separate component of stockholders’ equity. For the years ended March 31, 2013 and 2012, this component of stockholders’ equity increased $3.4 million and $20.1 million, respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale.

The Corporation’s policy does not permit investment in non-investment grade bonds. Permissible investments under OCC regulations, include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Although the Corporation does not purchase non-investment grade securities, it does own $7.4 million, or 2.8% of the total investment security portfolio, of non-investment grade securities as a result of ratings downgrades subsequent to purchase.

Agency-backed securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2013, securities with a fair value of $259.1 million held by the Corporation are either AAA rated or are guaranteed by government sponsored agencies. At March 31, 2013, $187.2 million of the Corporation’s securities available for sale were pledged to secure various obligations of the Corporation. No held to maturity securities were owned at March 31, 2013.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,444	$3,504	$3,556	$3,531	$4,037	$4,126
Corporate stock and other	152	264	652	661	1,151	1,219
Non-agency CMOs	7,885	7,549	25,067	21,592	49,921	46,637
Government sponsored agency mortgage-backed securities	2,975	3,184	3,944	4,195	6,473	6,747
GNMA mortgage-backed securities	248,752	252,286	208,948	212,320	481,659	464,560

	263,208	266,787	242,167	242,299	543,241	523,289
Held to maturity:
Government sponsored agency mortgage-backed securities	—	—	20	20	27	28

	—	—	20	20	27	28

Total investment securities	$263,208	$266,787	$242,187	$242,319	$543,268	$523,317

The Corporation’s mortgage-backed securities are made up of GNMA, government sponsored agency mortgage-backed securities, and non-agency mortgage-backed securities. At March 31, 2013, the Corporation had no held to maturity securities. The fair value of the mortgage-backed securities available for sale amounted to $263.0 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of investment securities at March 31, 2013, classified by term to maturity. The balance is at fair value for available for sale securities.

	Less than Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars in thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,504	1.08%	$—	—%	$—	—%	$3,504
Corporate stock and other	—	—	—	—	264	—	264
Non-agency CMOs	—	—	—	—	7,549	5.62	7,549
Government sponsored agency mortgage-backed securities	232	5.01	313	5.45	2,639	3.08	3,184
GNMA mortgage-backed securities	370	5.16	—	—	251,916	1.87	252,286

Total investment securities	$4,106	1.64%	$313	5.45%	$262,368	1.99%	$266,787

Due to prepayments of the underlying loans, the actual maturities of certain investment securities are expected to be substantially earlier than the scheduled maturities.

For additional information regarding investment securities, see the Consolidated Financial Statements, including Note 4 thereto in Item 8.

Sources of Funds

General. Deposits are a major source of the Corporation’s funds for lending and other investment activities. In addition to deposits, funds are derived from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by the general level of interest rates, economic conditions, the stock market and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

Deposits. The Corporation’s deposit products include passbook and statement savings accounts, non-interest bearing checking, interest bearing checking accounts, money market deposit accounts and certificates of deposit ranging in terms of 42 days to five years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more (“jumbo certificates”).

Deposits are obtained primarily from residents of Wisconsin. The Corporation has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are interest rate driven and thus inherently have more liquidity and interest rate risk. At March 31, 2013, brokered deposits totaled $100,000, or less than one percent, of the $2.03 billion of total deposits. At March 31, 2013, the Corporation is precluded from obtaining new or renewing existing brokered deposits. There were no out of network certificates of deposit at March 31, 2013. These deposits are opened via internet listing services and the balances are kept within FDIC insured limits.

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

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2013.

Interest Rate	Three Months and Less	Over Three Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total
	(In thousands)
0.00% to 0.99%	$126,493	$290,395	$88,796	$8,384	$5,841	$519,909
1.00% to 1.99%	16,196	19,756	5,870	4,579	45,763	92,164
2.00% to 3.99%	4,149	5,936	8,308	5,566	6,102	30,061
4.00% and above	112	16,730	—	—	—	16,842

	$146,950	$332,817	$102,974	$18,529	$57,706	$658,976

At March 31, 2013, $109.5 million of certificates of deposit were greater than or equal to $100,000, of which $27.1 million are scheduled to mature in less than three months, $15.7 million in three to six months, $37.6 million in six to twelve months and $29.1 million in over twelve months.

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

The Corporation used a short-term line of credit in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funded other corporate needs. The final maturity of the line of credit was extended to June 30, 2013. At March 31, 2013 and 2012, the Corporation had drawn $116.3 million under this line of credit. The Corporation is currently in default and does not have available credit remaining on this line. See Note 10 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for borrowings at the dates indicated.

	March 31,
	2013		2012		2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$197,500	3.06%	$357,500	2.49%	$478,479	2.57%
Credit agreement	116,300	15.00	116,300	15.00	116,300	12.00
Repurchase agreements	3,425	0.14	2,303	0.21	4,226	0.56
TLGP borrowing	—	—	—	—	60,000	2.74

Total	$317,225	7.41	$476,103	5.53	$659,005	3.99

The following table sets forth information relating to short-term borrowings with original maturities of one year or less for the periods indicated.

	March 31,
	2013		2012		2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Balance at end of period:
FHLB advances	$—	—%	$10,000	4.12%	$40,000	0.20%
Credit agreement	116,300	15.00	116,300	15.00	116,300	12.00
Repurchase agreements	3,425	0.14	2,303	0.21	4,226	0.56

Maximum month-end balance:
FHLB advances	$—	—%	$25,000	0.13%	$50,000	0.26%
Credit agreement	116,300	15.00	116,300	15.00	116,300	12.00
Repurchase agreements	3,786	0.21	4,721	0.59	7,501	0.73

Average balance:
FHLB advances	$—	—%	$4,167	0.13%	$11,500	0.26%
Credit agreement	116,300	15.00	116,300	14.50	116,300	12.00
Repurchase agreements	2,914	0.14	3,683	0.40	4,937	0.68

Subsidiaries

Investment Directions, Inc. IDI is a wholly-owned, non-banking subsidiary of the Corporation that has invested in various limited partnerships and subsidiaries funded by borrowings from the Corporation. The assets at IDI totaling $831,000 at March 31, 2013 include cash, an equity interest in one commercial enterprise and one real estate development, along with various notes receivable.

At March 31, 2012 the Corporation had a loan of $4.2 million to IDI to fund various partnership and subsidiary investments which was paid off during the fiscal year ending March 31, 2013. The amount was eliminated in consolidation.

ADPC Corporation. ADPC is a wholly owned subsidiary of the Bank that holds certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2013 amounted to $15.2 million as compared to $15.4 million at March 31, 2012. ADPC had net income (loss) of ($153,000) for the year ended March 31, 2013 as compared to $758,000 for the year ended March 31, 2012 and $233,000 for the year ended March 31, 2011.

Anchor Investment Corporation. AIC was an operating subsidiary of the Bank incorporated in the State of Nevada and formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). In November 2011, AIC was dissolved and the remaining assets were transferred to the Bank. As an operating subsidiary, AIC’s results of operations were combined with the Bank’s for financial and regulatory purposes. At March 31, 2013 and 2012, the Bank had no remaining investment in AIC. AIC had net income of zero, $3.3 million and $6.5 million for the years ended March 31, 2013, 2012 and 2011, respectively.

Regulation and Supervision

The business of the Corporation and the Bank is subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations. In general, these laws and regulations are intended for the protection of depositors, the deposit insurance funds administered by the FDIC and the banking system as a whole, not for the protection of stockholders or creditors of insured institutions.

Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which the Corporation and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on the Bank and our businesses.

General. The Corporation is registered as a savings and loan holding company under Section 10 of the Home Owners’ Loan Act (“HOLA”) and, as a result, is subject to the regulation, examination, supervision and reporting requirements of the Federal Reserve. The Corporation must file quarterly and annual reports with the Federal Reserve describing its financial condition.

The Bank is a federal savings bank organized under the laws of the United States and subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). On July 21, 2011, the Office of Thrift Supervision, which had been the Bank’s and Corporation’s primary regulator, ceased operations pursuant to provisions of the Dodd-Frank Act. Regulation of the Bank was assumed by the OCC, with the Federal Reserve becoming the primary regulator for the Corporation. The full impact of the change in regulators on our operations is not yet known. The OCC regulates all areas of banking operations, including investments, reserves, lending, mergers, payment of dividends, interest rates, transactions with affiliates (including the Corporation), establishment of branches and other aspects of the Bank’s operations. The Bank is subject to regular examinations by the OCC and is assessed amounts to cover the costs of such examinations.

The Bank’s deposits are insured by the FDIC to the maximum extent permitted by law, resulting in the Bank also being regulated by the FDIC. The major functions of the FDIC with respect to insured institutions include making assessments, if required, against insured institutions to fund the deposit insurance fund and preventing the continuance or development of unsafe and unsound banking practices.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, such as the Corporation, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OCC determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. Regulation as a bank holding company could be adverse to the Corporation’s operations and impose additional and possibly more burdensome regulatory requirements on the Corporation. See “Qualified Thrift Lender Test” below.

If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a grandfathered holding company. They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OCC by regulation prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.

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

Change in Management. As the Bank is considered in “troubled” condition, as defined in the OCC regulations, it is required to give 30 days’ prior written notice to the OCC before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. The OCC would have the opportunity to disapprove any such appointment.

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

Other limitations may apply depending on the size of the proposed dividend and the condition of the Bank. See “Restrictions on Capital Distributions” below.

Capital Requirements. OCC regulations require that federal savings banks maintain: (i) tier 1 capital in an amount not less than 4.0% of adjusted total assets, (ii) tier 1 capital in an amount not less than 4.0% of risk weighted assets and (iii) total risk-based capital in an amount not less than 8.0% of risk-weighted assets.

Tier 1 capital includes common stockholders’ equity (including common stock, additional paid in capital and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and non-controlling interests in the equity accounts of fully consolidated subsidiaries. Intangible assets generally must be deducted from tier 1 capital, other than certain servicing assets and purchased credit card relationships, subject to limitations. Total capital, for purposes of the risk-based capital requirement, equals the sum of tier 1 capital plus supplementary (tier 2) capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as tier 1 capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. Risk-weighted assets are determined by multiplying certain categories of assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the degree of credit risk associated with those assets as specified in OCC regulations.

As of March 31, 2013, the Bank met the standard minimum regulatory capital requirements noted above, with tier 1 leverage, tier 1 risk based capital and total risk-based capital ratios of 4.53%, 7.71% and 9.02%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OCC determines that the institution’s capital was or may become inadequate in view of its particular circumstances. In June 2009, the Bank consented to the issuance by the OTS of a Cease and Desist Order which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. See Note 2 to the Consolidated Financial Statements included in Item 8.

Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (“FDIA”), each federal banking agency is required to take prompt corrective action to deal with depository institutions subject to their jurisdiction that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions subject undercapitalized institutions to an increasingly stringent array of restrictions, requirements and prohibitions if their capital levels deteriorate and/or supervisory problems increase. If these corrective measures prove unsuccessful in recapitalizing the institution and correcting problems, the FDIA mandates that the institution be placed in receivership.

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

“Undercapitalized” depository institutions are subject to growth limitations and other restrictions and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became “undercapitalized,” and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution at the time it failed to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

As of March 31, 2013, the Bank was “adequately capitalized” under standard PCA guidelines. Under these OCC requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. At March 31, 2013, the Bank had not yet met the elevated capital levels. See Note 13 to the Consolidated Financial Statements included in Item 8.

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

Qualified Thrift Lender Test. A savings association can comply with the qualified thrift lender, or QTL, test set forth in the HOLA and implementing regulations of the OCC by either meeting the QTL test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTL test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTLs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. At March 31, 2013, the amount of the Bank’s assets which were invested in QTLs exceeded the percentage required to qualify the Bank under the QTL test.

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

Safety and Soundness Standards. The OCC and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OCC and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes it is in compliance with these guidelines and standards.

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

Federal Deposit Insurance. Deposits held by the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC. The Dodd – Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured depository institution for each account ownership category. The change makes permanent the temporary coverage limit increase from $100,000 to $250,000 that had been in effect since October 2008.

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

The Dodd – Frank Act effects further changes to the law governing deposit insurance assessments. There is no longer an upper limit for the reserve ratio designated by the FDIC each year, and the maximum reserve ratio may not be less than 1.35% of insured deposits, or the comparable percentage of the assessment base. Under prior law the maximum reserve ratio was 1.15%. The Dodd – Frank Act permits the FDIC until September 30, 2020 to raise the reserve ratio, which is currently negative, to 1.35%. The FDIC initial base rate is between .05% and .35% of assessable assets based on the risk category assigned to the Bank by the FDIC. Further adjustments may be made for unsecured debt or brokered deposits. See “Risk Factors – Recent changes have created regulatory uncertainty” and “Risk Factors – Current and future increases in FDIC insurance premiums, including FDIC special assessments imposed on all FDIC – insured institutions, will decrease our earnings.” The Dodd – Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

All FDIC-insured depository institutions are required to pay an annual assessment to provide funds for the payment on bonds issued by the Financing Corporation (FICO), a federal corporation charted under the authority of the Federal Housing Finance Board. The bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation (FSLIC). Insured institutions paid between .66 and 1.00 cents per $100 of assessable assets in 2012, and between .64 and .66 cents during 2013.

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

The Corporation had $100,000 of outstanding brokered deposits at March 31, 2013. At March 31, 2013, the Bank is adequately capitalized under PCA guidelines although it is precluded from accepting, renewing or rolling over brokered deposits without prior approval of the OCC. Under OCC requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital levels for a bank. At March 31, 2013, the Bank had not yet met the elevated capital levels. See Note 2 to the Consolidated Financial Statements included in Item 8.

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

The Dodd – Frank Act expands the 23A and 23B affiliate transaction rules. Among other things, the scope of the definition of “covered transaction” under 23A has been expanded, collateral requirements increased, and certain exemptions eliminated. At March 31, 2013, the Bank was in compliance with the above restrictions.

Anti – Money Laundering. Financial institutions must maintain anti – money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti – money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001, renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

The USA Patriot Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non – U.S. persons.

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

In addition, the Federal Trade Commission has implemented a nationwide “do not call” registry that allows consumers to prevent unsolicited telemarketing calls. Millions of households have placed their telephone numbers on this registry.

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

Overdraft Fees. The Federal Reserve Board adopted amendments under Regulation E that impose restrictions on banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Interchange Fees. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve Board to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Institutions like the Bank with less than $10 billion in assets are exempt. However, while Anchor is under the $10 billion level that caps income per transaction, we have been affected by Federal Regulation II which prohibits network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks. As a result of these additional processing alternatives, interchange income from our PIN/point of sale network has seen a significant decline.

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

Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Adopted programs still in effect include the following:

•

Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposed certain restrictions upon a participating institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $110 million pursuant to the program.

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

•

a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre – existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed 1/3 of annual compensation, are subject to a two year holding period and cannot be transferred until Treasury’s preferred stock is redeemed in full;

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

•	a requirement that companies adopt a company – wide policy regarding excessive or luxury expenditures; and

•	a requirement that companies permit a separate, non – binding shareholder vote to approve the compensation of executives.

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

•

an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA – rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

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

Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting both large and small financial institutions, including several provisions that will affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, appraisals and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, may limit or expand our permissible activities, and may affect the competitive balance within the financial services industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, continues to be unpredictable at this time with portions of the implementing regulations remaining unwritten. The Corporation’s management continues to monitor the provisions of the Dodd-Frank Act, many of which continue to be phased-in, and assess the probable impact on the business, financial condition and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.

Federal Housing Finance Agency

In January 2011, the Federal Housing Finance Agency (FHFA) announced that it directed Fannie Mae and Freddie Mac to work on a joint initiative, in coordination with FHFA and HUD, to consider alternatives for future mortgage servicing structures and servicing compensation for their single-family mortgage loans. Not all aspects of the joint initiative have yet been implemented and it is as yet uncertain how the financial services industry in general and the Bank specifically will be affected by the final requirements.

Legislative and Regulatory Proposals

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before the FDIC, the OCC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Taxation

Federal. The Corporation files a consolidated federal income tax return on behalf of itself, the Bank and its subsidiaries on a fiscal tax year basis.

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

State. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation’s consolidated income tax group.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10–K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10–K. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. The trading price of, and market for, shares of our common stock could decline due to any of these risks. This report, including the documents incorporated by reference herein, also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and in the documents incorporated by reference herein.

Risks Related to Our Industry

Our business may be adversely affected by the slow economic recovery, current conditions in the financial markets, the real estate market and economic conditions generally.

The slow economic recovery has continued to result in decreased lending by some financial institutions to their customers and to each other. This has continued to result in lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits continues to be high, and access to deposits or borrowed funds remains lower than average.

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

Risks Related to Our Business

We experienced a net loss in fiscal 2013 directly attributable to a substantial deterioration in our loan and OREO portfolios and the resulting provision for loan losses and valuation adjustments to owned properties.

We realized a net loss of $34.2 million in fiscal 2013. The net loss is primarily the result of a $9.1 million provision to our credit loss reserve and valuation adjustments totaling $26.7 million on our portfolio of repossessed property. The credit loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The provision for credit losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the level of the provision for credit losses are attributable to the continued weak economic conditions and decline in real estate values in the markets served by the Corporation.

At March 31, 2013, our non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $118.8 million compared to $224.9 million at March 31, 2012. For the year ended March 31, 2013, net charge-offs as a percentage of average loans were 1.97% compared to 3.14% for the corresponding period in 2012.

Despite the improvement in the State of Wisconsin unemployment rate from 7.5% at March 31, 2012 to 7.2% at March 31, 2013, the economy remains fragile. The deterioration in our land and construction loan portfolios has been caused primarily by the weakening economy and the slowdown in sales of the housing market. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into non-accrual status.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The Bank has low levels of capital, significant operating losses and significant deterioration in the quality of its assets. Further, we have become subject to enhanced regulatory scrutiny. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our Consolidated Financial Statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

We have been and continue to actively pursue a broad range of strategic alternatives in order to address any doubt related to the Corporation’s ability to continue as a going concern. There can be no assurance that the pursuit of strategic alternatives will result in any transaction, or that any such transaction, if consummated, will allow the Corporation’s shareholders to avoid a loss of all or substantially all of their investment in the Corporation. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current shareholders and could adversely affect the price of our common stock. The pursuit of strategic alternatives may also involve significant expenses and management time and attention.

We reported material weaknesses in our internal control over financial reporting in the fiscal year ending March 2011 and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessments of our internal control over financial reporting in the fiscal year ending March 2011 and interim quarterly periods in that fiscal year, material weaknesses were identified in our internal control over financial reporting.

We believe we have taken the steps necessary to remediate certain material weaknesses identified during these periods. The controls implemented to remediate these material weaknesses were determined to be operating effectively as of March 31, 2012 and 2013.

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

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to Federal Reserve Bank of Chicago’s discount window, but as of March 31, 2013 we had no borrowings outstanding from this source. In addition, as of March 31, 2013, the Corporation had outstanding borrowings from the FHLB of $197.5 million, out of our maximum borrowing capacity from the FHLB at this time, based on collateral currently pledged, of $592.8 million.

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

Our liquidity is largely dependent upon our ability to receive dividends from the Bank, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.

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

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets decreased by $110.6 million to $203.1 million, or 8.58% of total assets, at March 31, 2013 from $313.8 million, or 11.25% of total assets, at March 31, 2012. If loans that are currently non-performing further deteriorate, we may need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

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

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision (now administered by the OCC and the Federal Reserve). If we do not raise additional capital, we may not be in compliance with the capital requirements of the Bank’s Cease and Desist Order, which could have a material adverse effect upon us.

The Cease and Desist Orders required that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than eight percent and a total risk-based capital ratio equal to or greater than twelve percent. At March 31, 2013, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank, based upon presently available audited financial information, had tier 1 leverage (core) capital and total risk-based capital ratios of 4.53 percent and 9.02 percent, respectively, each below the required capital ratios set in the Cease and Desist Orders. Without a waiver by the OCC or an amendment or modification of the Orders, the Bank could be subject to further regulatory action.

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

Our allowance for losses on loans may not be adequate to cover probable losses.

Our level of non-performing loans decreased significantly in the fiscal year ended March 31, 2013, relative to the preceding year. Our provision for credit losses decreased by $24.5 million to $9.1 million for the fiscal year ended March 31, 2013 from $33.6 million for the fiscal year ended March 31, 2012. Our allowance for loan losses decreased by $31.4 million to $79.8 million, or 4.5% of total loans, at March 31, 2013 from $111.2 million, or 5.1% of total loans at March 31, 2012. Our allowance for loan and OREO losses was 57.0% at March 31, 2013, 42.6% at March 31, 2012 and 45.6% at March 31, 2011, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

If our investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, our financial condition and results of operations could be materially impaired.

The Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”). The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of March 31, 2013 was $25.6 million, based on its par value. There is no market for the FHLBC common stock and, while redemptions may be requested, they are at the discretion of the FHLBC.

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

Further, dividend payments on our Series B Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series B Preferred Stock shall be entitled to receive for each share of Series B Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. Upon deferring six quarterly dividend payments, whether or not consecutive, the Treasury obtained the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We have deferred 16 dividend payments on the Series B Preferred Stock held by the Treasury as of March 31, 2013. On September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation. Treasury is the sole stockholder of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, series B and as such has the right to appoint two directors.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on our net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 7.3% and 6.4%, respectively, from what it would be if rates were to remain at March 31, 2013 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by our simulation model. The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

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

The Corporation is exposed to risk of environmental liabilities with respect to properties to which we take title.

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

We must use estimates, assumptions and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third – party sources, when available. When such third – party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying inputs, factors, assumptions or estimates in any of the areas underlying our estimates could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions and interest rates could materially impact the valuation of assets as reported within our consolidated financial statements, and the period – to – period changes in value could vary significantly.

Lenders may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. Historically, the volume of repurchases has been insignificant although has increased in fiscal year ending March 31, 2013. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition will be adversely affected.

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

We are party to a credit agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended (the “Credit Agreement”). The most recent amendment, Amendment No. 9 to the Amended and Restated Credit Agreement is dated November 30, 2012. The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.

The Credit Agreement provides that the Bank must attain and maintain certain capital ratios and requires us to retain a financial consultant, as well as other customary representations, warranties, conditions and events of default for agreements of such type. The Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Further, the Agent or the lenders have agreed to forbear from exercising their rights and remedies until the earlier of (i) the occurrence of an event of default, as that term is defined in the Amendment, other than failure to make principal payments, or (ii) June 30, 2013.

If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.

Accordingly, this creates significant uncertainty related to the Corporation’s operations.

We must pay in full the outstanding balance under the Credit Agreement by the earlier of June 30, 2013 or the receipt of net proceeds of a financing transaction from the sale of equity securities.

As of March 31, 2013, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million plus accrued interest and amendment fees payable of $53.3 million and $6.9 million, respectively. We must pay in full the outstanding balance under the Credit Agreement by the earlier of June 30, 2013 or the receipt of net proceeds of a financing transaction from the sale of equity securities of not less than $116.3 million. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings and probably cannot raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by June 30, 2013, which may limit our ability to fund ongoing operations.

Unless the maturity date is extended, our outstanding borrowings under our Credit Agreement are due on June 30, 2013. The Credit Agreement does not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

If the Agent or the lenders decided not to refinance the remaining outstanding balance of the loans then at the earlier of (i) the occurrence of an event of default under the Amendment (other than a failure to make principal payments), or (ii) June 30 2013, the agent, on behalf of the lenders may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Corporation or other securities or assets of the Corporation’s subsidiaries which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and the common shareholders could lose all of their investment.

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

Risks Related to Recent Market, Legislative and Regulatory Events

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government – sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors in the form of mortgage – backed securities depends to a significant degree on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage – backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Our status as a Fannie Mae and Freddie Mac approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guides.

During fiscal 2013, 92% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae or Freddie Mac. We also derive other material financial benefits from our relationships with Fannie Mae and Freddie Mac, including the assumption of credit risk by these entities on loans included in mortgage – backed securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations.

In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae and Freddie Mac in connection with the issuance of agency guaranteed mortgage – backed securities and a majority of our mortgage servicing rights relate to these servicing activities. These entities establish the base service fee in which to compensate us for servicing loans. In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. The GSEs are also considering different pricing options for non – performing loans to better align servicer incentives with MBS investors and provide the loan guarantor the ability to transfer non – performing servicing. These proposals, if adopted, could result in changes that impact the entire mortgage industry, possibly reducing capital requirements and increasing competition by lowering barriers to entry on mortgage originations and increasing the concentration of performing loans with larger servicers.

The potential changes to the government – sponsored mortgage programs, and related servicing compensation structures, could require us to fundamentally change our business model in order to effectively compete in the market. Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with any of these entities, would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

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

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The new Treasury interim final rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives. The rule further authorizes the Treasury to establish the Office of the Special Master for TARP Executive Compensation with broad powers to review compensation plans and corporate governance matters of TARP CPP recipients.

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

Non-compliance with USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury’s office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be implemented through agency rulemakings.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

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

•

specifies that a bank holding company may acquire control of an out-of-state bank only if it is well – capitalized and well – managed, and does not allow interstate merger transactions unless the resulting bank would be well – capitalized and well – managed after the transaction;

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

Based on the text of the Dodd-Frank Act and the implementing regulations (both published and yet-to-be-published), it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly which could adversely affect the Corporation’s results of operations, financial condition or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

We may be subject to more stringent capital requirements.

As discussed above, the Dodd – Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in through January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to restrict growth or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

At March 31, 2013, the Corporation conducts business from its main office headquarters at 25 West Main Street, Madison, Wisconsin and 53 other full-service offices and one loan origination office. The Bank owns 34 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 16 full-service offices. The Bank also owns its headquarters building, adjacent surface parking lot and parking garage. In addition, the Bank leases one loan-origination facility. The leases expire between 2013 and 2030. The aggregate net book value at March 31, 2013 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $20.5 million. See Note 7 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment. We believe that our current facilities are adequate to meet present needs.

Item 3.	Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed to be immaterial to the financial condition and results of operations.

On February 21, 2013, the Company received a “Wells Notice” (“Notice”) from the staff (“Staff”) of the Securities and Exchange Commission (“Commission”) indicating its intent to recommend to the Commission that it bring a civil injunctive action against the Company alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20 and 131-13 thereunder.

A Wells Notice by the Staff is neither a formal allegation of wrongdoing nor a determination of wrongdoing. A Wells Notice indicates that the Commission has determined it may bring a civil action and provides the Company with an opportunity to provide the Commission with information as to why such action should not be brought.

The Company cannot predict the outcome of a matter with the Commission, including whether a lawsuit will be filed or the term of any settlement that may be reached. The Company has had initial communications with the Staff and submitted a formal response to the Wells Notice on April 25, 2013, and believes there is a reasonable likelihood that it can reach a satisfactory resolution with the Commission. The Company will determine how to proceed based on further consultation with its legal counsel.

At this time, the Company does not expect the Notice to materially interfere with its day-to-day operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Corporation’s common stock is traded in the OTC Market under the symbol “ABCW”. At April 30, 2013, there were approximately 2,600 shareholders of record. That number does not include shareholders holding their stock in street or nominee name.

Quarterly Stock Price and Dividend Information

The table below presents the reported high and low sale prices of common stock and cash dividends paid per share of common stock during the periods indicated in fiscal years 2013 and 2012.

Quarter Ended	High	Low	Cash Dividend
March 31, 2013	$0.72	$0.38	$—
December 31, 2012	0.43	0.33	—
September 30, 2012	0.54	0.36	—
June 30, 2012	1.00	0.40	—

March 31, 2012	$1.00	$0.22	$—
December 31, 2011	0.53	0.16	—
September 30, 2011	0.73	0.49	—
June 30, 2011	0.99	0.61	—

For information regarding restrictions on the payments of dividends by the Bank to the Corporation, see “Item 1. Business – Regulation and Supervision – The Bank – Restrictions on Capital Distributions,” “Item 1A. Risk Factors – Risks Related to Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K.

Repurchases of Common Stock

As of March 31, 2013, the Corporation does not have a stock repurchase plan in place.

Performance Graph

The following graph compares the yearly cumulative total return on the Corporation’s common stock over a five-year measurement period since March 31, 2008 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Morningstar, Inc. index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.        Selected Financial Data

The following information at and for the years ended March 31, 2013, 2012, 2011, 2010 and 2009 has been derived primarily from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands – except per share amounts)
Operations:
Interest income	$99,882	$127,253	$166,467	$217,103	$260,360
Interest expense	37,399	55,329	81,383	132,123	135,472
Provision for credit losses	9,125	33,578	51,198	161,926	205,719
Non-interest income	45,901	49,261	59,260	57,364	46,363
Non-interest expense	133,612	124,335	134,160	158,832	226,445
Loss before income taxes	(34,353)	(36,728)	(41,014)	(178,414)	(260,913)
Income tax expense (benefit)	(181)	10	164	(1,500)	(30,098)
Net loss	(34,172)	(36,738)	(41,178)	(176,914)	(230,815)
Income attributable to non-controlling interest in real estate partnerships	—	—	—	—	148
Preferred stock dividends in arrears (1)	(6,560)	(6,278)	(5,934)	(5,648)	(925)
Preferred stock discount accretion	(7,412)	(7,413)	(7,412)	(7,411)	(1,247)
Net loss available to common equity	(48,144)	(50,429)	(54,524)	(189,973)	(232,839)
Per Common Share:
Basic loss	$(2.27)	$(2.37)	$(2.57)	$(8.97)	$(11.05)
Diluted loss	(2.27)	(2.37)	(2.57)	(8.97)	(11.05)
Book value	(7.99)	(6.57)	(5.80)	(3.19)	5.10
Dividends	—	—	—	—	0.29
Financial Condition:
Total assets	$2,367,583	$2,789,452	$3,394,825	$4,416,265	$5,272,110
Investment securities available for sale	266,787	242,299	523,289	416,203	484,985
Loans held for investment, net	1,670,543	2,057,744	2,520,367	3,229,580	3,896,439
Deposits	2,025,025	2,264,901	2,699,433	3,536,696	3,898,795
Other borrowed funds	317,225	476,103	659,005	796,832	1,088,063
Stockholders’ equity (deficit)	(59,864)	(29,550)	(13,171)	42,214	217,770
Common shares outstanding	21,247,225	21,247,725	21,247,725	21,256,056	21,139,916
Other Financial Data:
Yield on interest-earning assets	3.96%	4.34%	4.59%	4.74%	5.63%
Cost of funds	1.45	1.79	2.16	2.83	2.95
Interest rate spread	2.51	2.55	2.43	1.91	2.68
Net interest margin (2)	2.48	2.45	2.34	1.86	2.70
Return on average assets (3)	(1.30)	(1.17)	(1.07)	(3.66)	(4.65)
Average equity (deficit) to average assets	(1.32)	(0.49)	0.65	2.50	6.15

(1)	Including compounding.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Return on average assets represents net loss including income attributable to non-controlling interest as a percentage of average total assets.

The following table sets forth selected quarterly financial data:

	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011
	(In thousands, except per share data)
Interest income:
Loans	$21,188	$22,545	$24,314	$25,288	$26,559	$28,324	$29,937	$32,109
Investment securities and FHLB stock	1,434	1,394	1,535	1,549	1,427	1,395	2,960	3,956
Interest-earning deposits	94	191	196	154	179	257	98	52

Total interest income	22,716	24,130	26,045	26,991	28,165	29,976	32,995	36,117
Interest expense:
Deposits	1,710	2,067	2,956	3,591	4,869	6,047	6,727	7,319
Other borrowed funds	6,186	6,858	7,030	7,001	7,406	7,915	7,768	7,278

Total interest expense	7,896	8,925	9,986	10,592	12,275	13,962	14,495	14,597
Provision for credit losses	830	4,660	5,351	(1,716)	4,601	8,380	17,115	3,482

Net impairment losses recognized in earnings	(83)	(115)	(146)	(64)	(231)	(156)	(123)	(58)
Loan servicing income (loss), net of amortization	55	(951)	(590)	(406)	(529)	(1,555)	488	807
Service charges on deposits	2,369	2,691	2,693	2,682	2,489	2,746	2,754	2,600
Investment and insurance commissions	952	952	958	1,032	944	910	917	1,037
Net gain on sale of loans	3,030	7,153	7,176	5,836	6,437	6,040	4,010	1,193
Net gain (loss) on sale and call of investment securities	(200)	(120)	11	62	217	20	5,206	1,136
Net gain on sale of OREO	1,337	767	1,600	3,172	1,941	1,273	1,659	1,245
Other	43	1,467	1,354	1,184	1,709	1,490	1,525	1,120

Total non-interest income	7,503	11,844	13,056	13,498	12,977	10,768	16,436	9,080

Compensation and benefits	10,142	10,088	10,036	10,470	10,758	10,678	9,749	10,077
Occupancy	2,311	2,060	1,929	1,833	1,971	2,070	1,925	1,980
Furniture and equipment	762	943	1,346	1,512	1,277	1,396	1,531	1,461
Federal deposit insurance premiums	1,354	1,442	1,561	1,564	1,654	1,828	1,774	1,933
Data processing	1,862	1,337	1,639	1,385	1,603	1,665	1,608	1,383
Communications	412	456	527	445	570	481	550	480
Marketing	506	226	365	248	583	149	429	305
OREO expense, net	12,259	10,190	8,110	7,012	6,633	7,451	5,823	8,777
Investor loss reimbursement	3,080	959	265	226	157	—	—	—
Mortgage servicing rights impairment (recovery)	(2,190)	(1,570)	2,100	1,257	(1,895)	(985)	5,069	221
Legal services	1,100	1,143	1,415	1,598	1,340	1,403	1,328	953
Other professional fees	659	479	565	643	843	1,052	756	1,018
Insurance	418	447	398	393	320	420	361	377
Debt prepayment penalty	—	3,549	—	—	—	—	—	—
Other	2,838	2,272	2,264	2,972	2,405	2,663	3,079	2,898

Total non-interest expense	35,513	34,021	32,520	31,558	28,219	30,271	33,982	31,863

Income (loss) before income taxes	(14,020)	(11,632)	(8,756)	55	(3,953)	(11,869)	(16,161)	(4,745)
Income tax expense (benefit)	—	10	(191)	—	—	—	—	10

Net income (loss)	(14,020)	(11,642)	(8,565)	55	(3,953)	(11,869)	(16,161)	(4,755)
Preferred stock dividends in arrears	(1,662)	(1,654)	(1,634)	(1,610)	(1,591)	(1,572)	(1,579)	(1,536)
Preferred stock discount accretion	(1,843)	(1,853)	(1,853)	(1,863)	(1,844)	(1,853)	(1,853)	(1,863)

Net loss available to common equity	$(17,525)	$(15,149)	$(12,052)	$(3,418)	$(7,388)	$(15,294)	$(19,593)	$(8,154)

Loss per common share:
Basic	$(0.82)	$(0.71)	$(0.57)	$(0.16)	$(0.35)	$(0.72)	$(0.92)	$(0.38)
Diluted	(0.82)	(0.71)	(0.57)	(0.16)	(0.35)	(0.72)	(0.92)	(0.38)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion and analysis of the Corporation’s financial condition and results of operations, including information on asset/liability management strategies, sources of liquidity and capital resources and significant accounting policies. Management is required to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our Board of Directors. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

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

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other-than- temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To ascertain if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is included in accumulated other comprehensive income (loss).

Allowances for Loan Losses

The allowance for loan losses (“ALLL”) is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses – and separately a reserve for unfunded loan commitments, letters of credit and repurchase of sold loans in other liabilities – at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALLL is comprised of general, substandard loan and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for quantitative and qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

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

Historical loss rates used to calculate the general allowance are adjusted by values assigned to six quantitative factors and four qualitative factors which are later listed in the section titled Allowance for Loan Losses within Credit Risk Management. In determining the appropriate value to assign to a particular factor, if any, management compares the current underlying facts and circumstances with respect to that factor with those in the historical periods. Values assigned to factors are modified when changes in the environment relative to that quantitative or qualitative factor are deemed to be significant. Management will continue to analyze the factors on a quarterly basis, adjusting the historical loss rates as necessary, to a rate believed to be appropriate for the probable and inherent risk of loss in the portfolio.

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

The process that determines the substandard loan ALLL component produces results consistent with the specific ALLL process, however is applicable to substandard rated loans that are not considered impaired.

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

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current, b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to dispose of a property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively, reflect the decrease in collateral values during fiscal years 2011, 2012 and 2013. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

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

Management considers the ALLL at March 31, 2013 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

Foreclosure

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, updated appraisals are generally obtained on an annual basis and the assets are adjusted to the lower of cost or fair value, less 15% for estimated selling expenses. An additional 10% discount is generally applied to all asset values that are based on appraisals greater than one year old. Costs relating to the development and improvement of the property may be capitalized, generally those greater than $10,000; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

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

The interest rate bands used to stratify the serviced loans were changed in the quarter ending December 31, 2011 in response to the significantly lower interest rate environment over the past several years and the resultant “bunching’ of a substantial portion of serviced loans into two of the nine historical strata. The restratification of serviced loans did not have a material impact on the impairment measurement of the mortgage servicing right asset during the year ending March 31, 2013.

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

Segment Review

The Corporation’s primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments and consumers and the support to deliver, fund and manage such banking services. The Corporation’s real estate investment operating segment is its non-banking subsidiary IDI, which had invested in real estate developments. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets. The assets that remain at IDI include an equity interest in one commercial enterprise and one residential real estate development along with various notes receivable. See Note 20 to the Consolidated Financial Statements included in Item 8.

EXECUTIVE OVERVIEW

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past year. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At March 31, 2013, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $118.8 million, $106.1 million below the $224.9 million in this category at March 31, 2012. In addition, the Bank experienced a moderate decrease in the level of foreclosed properties on the consolidated balance sheet. At March 31, 2013, foreclosed properties and repossessed assets were $84.3 million, compared to $88.8 million at March 31, 2012, a 5.1 percent decrease. An elevated level of non-performing assets has had and will continue to have a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The allowance for loan losses declined to $79.8 million at March 31, 2013 from $111.2 million at March 31, 2012, a 28.2 percent decrease. Net charge-offs during the year ended March 31, 2013 were $39.1 million compared to $72.8 million for the same period in 2012. The provision for credit losses was $9.1 million for the year ended March 31, 2013, compared to $33.6 million for the year ended March 31, 2012. While the balance in the allowance for loan losses declined 28.2 percent during fiscal 2013, the allowance compared to total non-performing loans of 67.19 percent at March 31, 2013 actually increased during the year, up from 49.45 percent at March 31, 2012.

Recent Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued through 2008 and 2010 appears to have settled into a slow economic recovery. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of Dodd-Frank.

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

Financial Condition

The Corporation remains diligent in its efforts to raise outside capital to bring it in compliance with the Cease and Desist Order. In addition, the Corporation continues to make strides to improve the financial performance and efficiency of the Bank to increase the likelihood that it will be able to attract outside capital. The Corporation has engaged and continues to work with Sandler O’Neill & Partners, L.P. as its financial advisor to assist in capital raising efforts to address its capital needs.

However, the organization continues to face significant challenges. The Corporation, as the holding company of the Bank, continues to be burdened with significant senior debt and preferred stock obligations. The Corporation currently owes $116.3 million of loan principal to various lenders led by U.S. Bank under the Credit Agreement that matures June 30, 2013. The Corporation also has accrued but unpaid interest and fees totaling $60.1 million associated with this obligation that is due and payable at maturity.

In addition, the Corporation issued $110 million in preferred stock in January 2009 to the United States Treasury pursuant to the Treasury’s Capital Purchase Program (“CPP”). While the Bank has substantial liquidity, it is currently precluded by its regulators from paying dividends to the Corporation. As a result, and as permitted under the CPP program, the Corporation has deferred 16 quarterly preferred stock dividend payments to the Treasury totaling $25.3 million, including compounding. As a result of those deferrals, Treasury had the right to appoint two additional persons to the Corporation’s Board of Directors and as announced on September 30, 2011, appointed Messrs. Duane Morse and Leonard Rush to the Corporation’s Board.

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

At March 31, 2013, the Bank and the Corporation had complied with all aspects of the Cease and Desist and the Prompt and Corrective Action Directive, except the Bank had a tier 1 leverage ratio and a total risk-based capital ratio of 4.53 percent and 9.02 percent, respectively, each below the required capital ratios set forth above.

Financial Results

Results through March 31, 2013 include:

•

Diluted loss per common share decreased to $(2.27) for the year ended March 31, 2013 compared to $(2.37) per share for the year ended March 31, 2012, primarily due to a $24.5 million decrease in the provision for credit losses;

•

The net interest margin increased to 2.48% for the year ended March 31, 2013 compared to 2.45% for the year ended March 31, 2012 primarily due to lower rates paid on certificates of deposit, partially offset by a decline in returns on the mortgage loan portfolio;

•

Loans held for investment (net of the allowance for loan losses) decreased $387.2 million, or 18.8%, since March 31, 2012 primarily due to scheduled pay-offs and amortization as well as the transfer of $75.2 million to foreclosed properties;

•	Deposits decreased $239.9 million, or 10.6%, since March 31, 2012 primarily due to runoff of time deposits;

•	Book value per common share was $(7.99) at March 31, 2013 compared to $(6.57) at March 31, 2012;

•	Total assets decreased $421.9 million, or 15.1%, since March 31, 2012;

•	Delinquencies (loans past due 30 days or more) decreased $104.6 million or 47.3%, to $116.6 million at March 31, 2013 from $221.2 million at March 31, 2012;

•

Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $106.1 million, or 47.2% to $118.8 million at March 31, 2013 from $224.9 million at March 31, 2012;

•

Total non-performing assets (total non-performing loans and foreclosed properties and repossessed assets) decreased $110.6 million, or 35.3%, to $203.1 million at March 31, 2013 from $313.8 million at March 31, 2012;

•	OREO, net decreased $4.5 million, or 5.1%, to $84.3 million at March 31, 2013 from $88.8 million at March 31, 2012; and

•

Provision for credit losses decreased $24.5 million, or 72.8%, to $9.1 million for the year ended March 31, 2013 from $33.6 million for the year ended March 31, 2012 due to the Corporation’s ongoing enhancements to risk management practices, stabilizing economic conditions and continued resolution of problem assets.

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

	Year Ended March 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,742,764	$81,749	4.69%	$1,998,194	$101,250	5.07%	$2,468,627	$129,966	5.26%
Consumer loans	218,232	9,969	4.57	273,260	12,281	4.49	321,944	14,229	4.42
Commercial business loans	25,807	1,617	6.27	45,480	3,398	7.47	102,034	6,497	6.37

Total loans receivable (2)(3)	1,986,803	93,335	4.70	2,316,934	116,929	5.05	2,892,605	150,692	5.21
Investment securities (4)	248,484	5,815	2.34	330,903	9,683	2.93	465,863	15,235	3.27
Interest-earning deposits	256,128	635	0.25	235,169	586	0.25	216,462	526	0.24
Federal Home Loan Bank stock	28,116	97	0.34	52,437	55	0.10	54,829	14	0.03

Total interest-earning assets	2,519,531	99,882	3.96	2,935,443	127,253	4.34	3,629,759	166,467	4.59
Non-interest-earning assets	104,076			210,000			213,446

Total assets	$2,623,607			$3,145,443			$3,843,205

Interest-Bearing Liabilities
Demand deposits	$1,008,207	1,672	0.17	$906,563	2,073	0.23	$870,171	3,063	0.35
Regular savings	311,704	352	0.11	284,504	376	0.13	272,043	509	0.19
Certificates of deposit	821,388	8,300	1.01	1,354,303	22,513	1.66	1,930,987	45,054	2.33

Total deposits	2,141,299	10,324	0.48	2,545,370	24,962	0.98	3,073,201	48,626	1.58
Other borrowed funds	430,856	27,075	6.28	548,148	30,367	5.54	699,404	32,757	4.68

Total interest-bearing liabilities	2,572,155	37,399	1.45	3,093,518	55,329	1.79	3,772,605	81,383	2.16

Non-interest-bearing liabilities	86,117			67,391			45,549

Total liabilities	2,658,272			3,160,909			3,818,154
Stockholders’ equity	(34,665)			(15,466)			25,051

Total liabilities and stockholders’ equity	$2,623,607			$3,145,443			$3,843,205

Net interest income/interest rate spread (5)		$62,483	2.51%		$71,924	2.55%		$85,084	2.43%

Net interest-earning assets	$(52,624)			$(158,075)			$(142,846)

Net interest margin (6)			2.48%			2.45%			2.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95			0.96

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The most significant impact on the Corporation’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of investments in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to the effects on net interest income attributable to (i) changes in rate (changes in rate multiplied by prior volume) and (ii) changes in volume (changes in volume multiplied by prior rate). The change in interest income (tax equivalent, if applicable) due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended March 31,
	2013 Compared to 2012			2012 Compared to 2011
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-Earning Assets
Mortgage loans	$(7,166)	$(12,335)	$(19,501)	$(4,726)	$(23,990)	$(28,716)
Consumer loans	199	(2,511)	(2,312)	236	(2,184)	(1,948)
Commercial business loans	(484)	(1,297)	(1,781)	977	(4,076)	(3,099)

Total loans receivable (1) (2)	(7,451)	(16,143)	(23,594)	(3,513)	(30,250)	(33,763)
Investment securities (3)	(1,724)	(2,144)	(3,868)	(1,479)	(4,073)	(5,552)
Interest-earning deposits	(3)	52	49	13	47	60
Federal Home Loan Bank stock	78	(36)	42	42	(1)	41

Total decrease in interest income	(9,100)	(18,271)	(27,371)	(4,937)	(34,277)	(39,214)

Interest-Bearing Liabilities
Demand deposits	(615)	214	(401)	(1,113)	123	(990)
Regular savings	(58)	34	(24)	(155)	22	(133)
Certificates of deposit	(7,094)	(7,119)	(14,213)	(11,057)	(11,484)	(22,541)

Total deposits	(7,767)	(6,871)	(14,638)	(12,325)	(11,339)	(23,664)
Other borrowed funds	3,742	(7,034)	(3,292)	5,396	(7,786)	(2,390)

Total decrease in interest expense	(4,025)	(13,905)	(17,930)	(6,929)	(19,125)	(26,054)

Total increase (decrease) in net interest income	$(5,075)	$(4,366)	$(9,441)	$1,992	$(15,152)	$(13,160)

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(3)	Average balances of securities available-for-sale are based on fair value.

Results of Operations

The following annual results should be read in conjunction with the Consolidated Financial Statements included in Item 8.

Comparison of Years Ended March 31, 2013 and 2012

General

Operating results improved $2.5 million to a net loss of $34.2 million in fiscal 2013 from net loss of $36.7 million in fiscal 2012. Improved results were primarily due a $24.5 million decrease in the provision for credit losses. This favorable variance was partially offset by decreases in net interest income of $9.4 million and non-interest income of $3.4 million; and a $9.3 million increase in non-interest expense.

Net Interest Income

Net interest income totaled $62.5 million in fiscal 2013, a decrease of $9.4 million from $71.9 million in fiscal 2012. The decline in net interest income was primarily due to lower earning rates on mortgage loans as customers renewed and refinanced loans in a generally lower rate environment during fiscal 2013 and on investment securities attributable to sales of higher yielding positions in fiscal 2012 for capital management purposes. These unfavorable variances were partially offset by the positive impact of maturing above market rate certificates of deposit and renewals of a portion of these maturing deposits at significantly lower rates.

Provision for Credit Losses

The provision for credit losses decreased $24.5 million from $33.6 million in fiscal 2012 to $9.1 million in fiscal 2013. The improvement was largely due to a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010. The allowance for loan losses decreased in fiscal 2013 falling $31.4 million from $111.2 million at March 31, 2012 to $79.8 million at March 31, 2013. The allowance for loan losses represented 4.53% of total loans at March 31, 2013, compared to 5.08% of total loans at March 31, 2012. For further discussion of the allowance for loan losses, see “Financial Condition – Allowance for Loan and Foreclosure Losses.”

The provision for unfunded commitment and letter of credit losses, a component of the provision for loan losses, increased $1.7 million from $(0.3) million in fiscal 2012 to $1.4 million in fiscal 2013. The unfavorable variance was primarily due to an increase in classified unfunded commitments.

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

Non-interest Income

The following table presents non-interest income by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(408)	$(568)	$160	28.2%
Loan servicing income (loss), net of amortization	(1,892)	(789)	(1,103)	139.8
Service charges on deposits	10,435	10,589	(154)	(1.5)
Investment and insurance commissions	3,894	3,808	86	2.3
Net gain on sale of loans	23,195	17,680	5,515	31.2
Net gain (loss) on sale of investment securities	(247)	6,579	(6,826)	(103.8)
Net gain on sale of OREO	6,876	6,118	758	12.4
Other	4,048	5,844	(1,796)	(30.7)

Total non-interest income	$45,901	$49,261	$(3,360)	(6.8)%

Non-interest income totaled $45.9 million in fiscal 2013, a decrease of $3.4 million, or 6.8%, compared to $49.3 million in the prior year. The decrease was largely due to lower loan servicing income, gain on sale of securities and other income; partially offset by higher gains on the sale of loans.

The decrease in loan servicing income of $1.1 million was primarily attributable to lower servicing fees reflecting a 6.9% decrease in the serviced loan portfolio during fiscal 2013, and moderately higher amortization of the MSR asset as mortgage market interest rates drifted generally lower during the year. Net gain (loss) on sale of securities fell by $6.8 million to a loss of $0.2 million compared to the prior year largely due to a significant decrease in the level of investment security sale activity, as proceeds from sale totaled $12.3 million in fiscal 2013 compared to $338.2 million in the year ago period. The decrease in other income of $1.8 million was primarily due to a cash surrender value adjustment on bank owned life insurance policies and net losses on disposition of premises and equipment.

Gain on sale of loans increased $5.5 million, or 31.2% primarily due to significantly higher margins on the sale of residential mortgage loans, partially offset by a modestly lower volume of sales in the current fiscal year totaling $920.2 million compared to $930.2 million a year ago.

Non-interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$40,736	$41,262	$(526)	(1.3)%
Occupancy	8,133	7,946	187	2.4
Furniture and equipment	4,563	5,665	(1,102)	(19.5)
Federal deposit insurance premiums	5,921	7,189	(1,268)	(17.6)
Data processing	6,223	6,259	(36)	(0.6)
Communications	1,840	2,081	(241)	(11.6)
Marketing	1,345	1,466	(121)	(8.3)
OREO expense, net	37,571	28,684	8,887	31.0
Investor loss reimbursement	4,530	157	4,373	2,785.4
Mortgage servicing rights impairment (recovery)	(403)	2,410	(2,813)	(116.7)
Legal services	5,256	5,024	232	4.6
Other professional fees	2,346	3,669	(1,323)	(36.1)
Insurance	1,656	1,478	178	12.0
Debt prepayment penalty	3,549	—	3,549	N/A
Other	10,346	11,045	(699)	(6.3)

Total non-interest expense	$133,612	$124,335	$9,277	7.5%

Non-interest expense increased $9.3 million to $133.6 million in fiscal 2013 compared to $124.3 million in the prior year. The increase was primarily due to higher OREO expense, investor loss reimbursement, and a current year debt prepayment penalty; partially offset by lower furniture and equipment expense, FDIC insurance premiums, MSR impairment and other professional fees.

The increase in OREO expense of $8.9 million primarily reflects higher provisions for losses on repossessed property. Investor loss reimbursement increased $4.4 million largely due to higher volume of repurchases of sold residential mortgage loans and worsening loan level loss severity. A one-time debt prepayment penalty of $3.5 million was incurred in the current fiscal year upon the prepayment of $150.0 million of FHLB advances in December 2012.

The decreases in furniture and equipment expense of $1.1 million, and other professional fees of $1.3 million, were largely due to ongoing efforts to reduce operating costs. The decrease in FDIC premiums of $1.3 million was due to a lower deposit insurance assessment base primarily attributable to a drop in average consolidated total assets. Mortgage servicing rights impairment (recovery) improved $2.8 million reflecting mortgage market interest rates drifting generally lower during the year.

Income Taxes

Income tax expense for the year ended March 31, 2013 was a benefit of $181,000 compared to expense of $10,000 in fiscal 2012. The current year tax benefit was primarily due to the recognition of a previously unrecognized tax benefit that was recorded following the receipt of tax refunds from the Internal Revenue Service related to an uncertain tax position.

A full valuation allowance has been in place since June 30, 2009 on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income in the near future to fully utilize it.

Comparison of Years Ended March 31, 2012 and 2011

General

Operating results improved $4.5 million to a net loss of $36.7 million in fiscal 2012 from a net loss of $41.2 million in fiscal 2011. The primary drivers of this improvement in results were a $17.6 million decrease in the provision for credit losses and a decrease in non-interest expense of $9.8 million. These favorable variances were partially offset by decreases in net interest income of $13.2 million and in non-interest income of $10.0 million.

Net Interest Income

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

Provision for Credit Losses

The provision for credit losses decreased $17.6 million from $51.2 million in fiscal 2011 to $33.6 million in fiscal 2012. The decrease in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) a proactive method of identification of criticized assets and (ii) continued analysis of the commercial real estate, construction and land portfolios. These trends resulted in the Corporation’s allowance for loan losses decreasing $38.9 million from $150.1 million at March 31, 2011 to $111.2 million at March 31, 2012. The allowance for loan losses represented 5.08% of total loans at March 31, 2012, compared to 5.60% of total loans at March 31, 2011. For further discussion of the allowance for loan losses, see “Financial Condition – Allowance for Loan and Foreclosure Losses.”

Non-interest Income

The following table presents non-interest income by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(568)	$(440)	$(128)	(29.1)%
Loan servicing income (loss), net of amortization	(789)	2,128	(2,917)	(137.1)
Service charges on deposits	10,589	11,463	(874)	(7.6)
Investment and insurance commissions	3,808	3,448	360	10.4
Net gain on sale of loans	17,680	17,925	(245)	(1.4)
Net gain (loss) on sale of investment securities	6,579	8,661	(2,082)	(24.0)
Net gain on sale of OREO	6,118	3,640	2,478	68.1
Net gain on sale of branches	—	7,350	(7,350)	(100.0)
Other income	5,844	5,085	759	14.9

Total non-interest income	$49,261	$59,260	$(9,999)	(16.9)%

Non-interest income totaled $49.3 million for fiscal 2012, a decrease of $10.0 million compared to $59.3 million for fiscal 2011. The decrease was largely due to a $7.4 million non-recurring gain on sale of branches in fiscal 2011 and lower loan servicing income reflecting an increase in the amortization rate of the mortgage servicing asset caused by the historically low interest rate environment during much of fiscal 2012 and the resultant mortgage refinance activity.

Non-interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$41,262	$41,485	$(223)	(0.5)%
Occupancy	7,946	8,541	(595)	(7.0)
Furniture and equipment	5,665	6,198	(533)	(8.6)
Federal deposit insurance premiums	7,189	11,402	(4,213)	(36.9)
Data processing	6,259	6,540	(281)	(4.3)
Communications	2,081	2,389	(308)	(12.9)
Marketing	1,466	1,491	(25)	(1.7)
OREO expense, net	28,684	30,926	(2,242)	(7.2)
Mortgage servicing rights impairment (recovery)	2,410	(97)	2,507	(2,584.5)
Legal services	5,024	8,040	(3,016)	(37.5)
Other professional fees	3,669	5,294	(1,625)	(30.7)
Insurance	1,478	1,126	352	31.3
Other expense	11,202	10,825	377	3.5

Total non-interest expense	$124,335	$134,160	$(9,825)	(7.3)%

Non-interest expense decreased $9.8 million to $124.3 million for fiscal 2012 compared to $134.2 million for fiscal 2011. The decrease was primarily due to a $4.2 million decrease in federal deposit insurance premiums attributable to a favorable change in the method of calculating deposit insurance premiums mandated by section 331 of the Dodd-Frank Act that became effective April 1, 2011. In addition, legal services decreased $3.0 million largely due to a diminished need for outside legal services in support of corporate programs and initiatives. These decreases were partially offset by an increase in the impairment of mortgage servicing rights of $2.5 million resulting from higher levels of refinance activity caused by the low interest rate environment in fiscal 2012.

Income Taxes

Income tax expense decreased $154,000 for fiscal 2012 as compared to fiscal 2011. The effective tax rate for fiscal 2012 was (0.03%) as compared to (0.46%) for fiscal 2011.

Financial Condition

General

Total assets of the Corporation decreased $421.9 million, or 15.1%, from $2.79 billion at March 31, 2012 to $2.37 billion at March 31, 2013. This decrease was primarily attributable to lower balances in loans held for investment.

Investment Securities

Investment securities available-for-sale increased $24.5 million during the year, or 10.1%, primarily due to purchases of $81.2 million and fair value adjustments of $3.4 million. These increases were partially offset by principal repayments and sales of $59.7 million and $0.4 million of other-than-temporary impairment losses that were recognized in earnings. See Notes 1 and 4 to the Consolidated Financial Statements included in Item 8.

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to the extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for individual loans within the security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which an individual loan could reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, the Corporation may experience credit losses that need to be recognized in earnings as other-than-temporary impairment.

Loans Held for Investment

Loans held for investment, net decreased $387.2 million during fiscal 2013 from $2.06 billion at March 31, 2012 to $1.67 billion at March 31, 2013. The activity included principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $580.8 million and transfers to other real estate owned of $75.7 million, partially offset by originations and refinances. During 2013, the Corporation originated $250.8 million of loans for investment, as compared to $215.3 million and $113.9 million during fiscal 2012 and 2011, respectively.

Loans Held for Sale

Residential mortgage loans originated for sale amounted to $899.0 million in fiscal 2013, as compared to $961.9 million and $780.1 million in fiscal 2012 and fiscal 2011, respectively. At March 31, 2013, loans held for sale, which consisted solely of single-family residential mortgage loans, amounted to $18.1 million, as compared to $39.3 million at March 31, 2012. Loans held for sale are recorded at the lower of cost or fair value.

Other Real Estate Owned

OREO, net decreased $4.5 million to $84.3 million at March 31, 2013 from $88.8 million at March 31, 2012 due to sales of $47.6 million, valuation adjustments of $30.0 million, and a transfer to premises and equipment of $2.9 million. These decreases were partially offset by transfers in from the loan portfolio and premises and equipment of $75.2 million and $0.5 million, respectively; and capitalized improvements of $0.3 million.

Accrued Interest Receivable

Accrued interest receivable decreased $2.5 million to $9.6 million at March 31, 2013 from $12.1 million at March 31, 2012 commensurate with the decrease in the securities and loan portfolios.

Deposits

Deposits decreased $239.9 million during fiscal 2013 to $2.03 billion, due largely to a $242.9 million decline in certificates of deposit. A significant portion of the decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers amounted to $100,000 at March 31, 2013, as compared to $274,000 at March 31, 2012 and $48.1 million at March 31, 2011. The weighted average cost of deposits decreased to 0.48% in fiscal 2013 compared to 0.98% in fiscal 2012.

Borrowings

FHLB advances decreased $160.0 million during fiscal 2013. At March 31, 2013, advances totaled $197.5 million and had a weighted average interest rate of 3.06% compared to advances of $357.5 million with a weighted average interest rate of 2.49% at March 31, 2012. Other borrowed funds as of March 31, 2013 consist of short-term line of credit borrowings of $116.3 million and retail repurchase agreements of $3.4 million. Other borrowed funds as of March 31, 2012 consist of short-term line of credit borrowings of $116.3 million and retail repurchase agreements of $2.3 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.

Accrued Interest and Fees Payable

Accrued interest and fees payable increased $18.0 million to $61.3 million at March 31, 2013 from $43.3 million at March 31, 2012. The increase was mainly due to an increase in accrued interest and fees on short-term line of credit borrowings as the Corporation discontinued payments on this line on March 2, 2009 which is currently in default. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.

Other Liabilities

Other liabilities decreased $10.8 million during fiscal 2013 to $17.5 million at March 31, 2013 from $28.3 million at March 31, 2012 primarily due to a lower disbursement obligation on loans closed but not yet funded that are in a three-day rescission period during which borrowers have the option to rescind the loan transaction.

Stockholders’ Equity (Deficit)

Stockholders’ equity (deficit) at March 31, 2013 was ($59.9) million compared to ($29.6) million at March 31, 2012. Stockholders’ equity decreased during the year primarily as a result of comprehensive loss of $30.7 million, which includes net loss of $34.2 million, partially offset by an increase in net unrealized gains on available-for-sale securities included as a part of accumulated other comprehensive income of $2.8 million.

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

Although the Board of Directors is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, reviews risk profiles and discusses key risk issues. The Chief Risk Officer is in charge of overseeing credit risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. During fiscal 2013, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank intends to return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.

The Bank seeks to achieve credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. Corporate credit personnel are responsible for loan underwriting and approval processes to help ensure that newly approved loans meet policy and portfolio objectives.

The Risk Management group is responsible for monitoring credit risk, while Internal Audit provides an independent assessment of the effectiveness of the credit risk management process. An external credit risk management group also provides loan review services. Credit risk is managed taking into account regulatory guidance.

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	March 31, 2013			March 31, 2012
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$33,107	27.9%	1.88%	$44,550	19.8%	2.04%
Commercial and industrial	2,915	2.4	0.17	8,217	3.7	0.38
Land and construction	31,787	26.8	1.80	64,229	28.6	2.94
Multi-family	20,652	17.4	1.17	37,762	16.8	1.73
Retail/office	17,523	14.8	1.00	33,817	15.0	1.55
Other commercial real estate	8,165	6.9	0.46	27,963	12.4	1.28
Education (2)	424	0.3	0.02	762	0.3	0.03
Other consumer	4,217	3.5	0.24	7,624	3.4	0.35

Total	$118,790	100.0%	6.74%	$224,924	100.0%	10.28%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $13,697 and $24,641 at March 31, 2013 and 2012, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the year ended March 31, 2013:

	Non- Performing Loans March 31, 2012	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non- Performing Loans March 31, 2013	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$44,550	$12,586	$(2,044)	$(12,950)	$(3,761)	$(5,274)	$33,107	$514,613	$14,525
Commercial and industrial	8,217	2,512	(3,204)	—	(2,072)	(2,538)	2,915	27,659	7,072
Land and construction	64,229	32,756	(38)	(27,999)	(21,375)	(15,786)	31,787	80,166	17,498
Multi-family	37,762	2,016	(4,642)	(7,672)	(4,984)	(1,828)	20,652	266,795	10,753
Retail/office	33,817	7,889	(167)	(14,635)	(6,855)	(2,526)	17,523	181,163	13,866
Other commercial real estate	27,963	3,045	(4,973)	(7,677)	(5,096)	(5,097)	8,165	164,692	12,464
Education	762	6	—	—	(344)	—	424	166,005	310
Other consumer	7,624	4,350	(2,272)	(125)	(1,239)	(4,121)	4,217	243,313	3,327

Total	$224,924	$65,160	$(17,340)	$(71,058)	$(45,726)	$(37,170)	$118,790	$1,644,406	$79,815

Non-performing loans decreased $106.1 million during the year ended March 31, 2013. The loan categories with the largest decline in non-performing loans were land and construction of $32.4 million, other commercial real estate of $19.8 million, multi-family of $17.1 million, retail/office loans of $16.3 million, and residential loans of $11.4 million.

The interest income that would have been recorded during the year ended March 31, 2013 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $5.7 million.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	March 31,
	2013	2012
	(Dollars in thousands)
Non-accrual loans – excluding troubled debt restructurings	$92,503	$148,546
Troubled debt restructurings – non-accrual (1)	26,287	76,378
Other real estate owned (OREO)	84,342	88,841

Total non-performing assets	$203,132	$313,765

Non-performing loans to gross loans (2)	6.74%	10.28%
Non-performing assets to total assets	8.58	11.25

Allowance for loan losses to gross loans (2)	4.53	5.08
Allowance for loan losses to non-performing loans	67.19	49.45
Allowance for loan losses plus OREO valuation allowance to non-performing assets	57.02	42.62

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the year ended March 31, 2013:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO) (2)	Total Non- Performing Assets
	(In thousands)
Balance at March 31, 2012	$224,924	$88,841	$313,765

Additions	65,160	—	65,160
Transfers:
Loans to OREO (2)	(71,058)	75,727	4,669
OREO to premises and equipment, net	—	(2,870)	(2,870)
Returned to accrual status	(17,340)	—	(17,340)
Sales	—	(47,622)	(47,622)
Loan charge-offs/OREO net additional write-downs	(37,170)	(26,733)	(63,903)
Valuation of deposit method property (3)	—	(3,301)	(3,301)
Capitalized improvements	—	300	300
Payments	(45,726)	—	(45,726)

Balance at March 31, 2013	$118,790	$84,342	$203,132

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $13,697 and $24,641 that are 90 days or more past due but still accruing interest at March 31, 2013 and 2012, respectively.
(2)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 during the year ended March 31, 2013.
(3)	Represents the write-down to fair value less estimated selling costs of a loan classified as OREO due to a Bank financed sale of foreclosed property accounted for under the deposit method because of an inadequate down payment by the buyer. The buyer recently defaulted on this loan and the property has been foreclosed upon and revalued in OREO. The valuation amount includes the write-off of principal and interest payments received over the life of the loan totaling $1.4 million and a charge-off to the allowance for loan losses of $1.9 million.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	March 31,
	2013		2012		2011		2010		2009
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$14,294	0.81%	$18,332	0.84%	$46,244	1.72%	$53,105	1.54%	$64,862	1.58%
60 to 89 days	10,109	0.57	12,230	0.56	30,479	1.14	53,864	1.56	29,858	0.73
90 days and over	92,209	5.23	190,663	8.71	238,256	8.88	217,393	6.31	146,151	3.56

Total	$116,612	6.61%	$221,225	10.11%	$314,979	11.74%	$324,362	9.42%	$240,871	5.86%

Loans delinquent 30 to 89 days decreased $6.2 million to $24.4 million at March 31, 2013 from $30.6 million at March 31, 2012 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At March 31, 2013, the Corporation has identified $160.4 million of loans as impaired which includes $41.6 million of performing troubled debt restructurings (TDR). At March 31, 2012, impaired loans were $297.6 million including $72.6 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

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

The following is additional information regarding impaired loans.

	March 31,
	2013	2012
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$105,522	$173,596
Without a specific reserve	54,833	123,976

Total impaired loans	160,355	297,572

Less:
Specific valuation allowance for impaired loans	(29,092)	(44,150)

Carrying amount of impaired loans	$131,263	$253,422

Average carrying amount of impaired loans	$189,919	$304,060
Loans and troubled debt restructurings on non-accrual status	118,790	224,924
Troubled debt restructurings – accrual	41,565	72,648
Troubled debt restructurings – non-accrual (1)	26,287	76,378
Loans past due ninety days or more and still accruing (2)	13,697	30,697

(1)	Troubled debt restructurings – non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Includes the guaranteed portion of education loans of $13,697 and $24,641 at March 31, 2013 and 2012, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

The following table presents interest income recognized on impaired loans on a cash basis.

	For the Year Ended March 31,
	2013	2012	2011
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$5,729	$7,231	$9,818

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the ALLL when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The balance in the ALLL is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in the Critical Accounting Estimates and Judgments section that appeared earlier in this Item 7.

The ALLL consists of general, substandard loan and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and loans reported as TDRs. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass and special mention rated loans and is based on historical net loss experience for the past six quarters, adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate ALLL. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

The general component allowance for loan loss methodology incorporates the following quantitative and qualitative risk factors to establish the appropriate general allowance for loan loss at each reporting date.

Quantitative factors include:

•	loan volume and terms

•	delinquency and charge-off trends

•	collateral values

•	credit concentrations

•	external factors such as competition and legal and regulatory requirements

•	portfolio size

Qualitative factors include:

•	lending policies, procedures and practices

•	national and local economic conditions

•	experience, ability and depth of lending management and other relevant staff

•	loan review system

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

During the quarter ending December 31, 2011, the values assigned to quantitative factors regarding loan volume and terms, delinquency and charge-off trends, and collateral values; and the qualitative factor regarding economic conditions, were adjusted lower to reflect the results of an analysis based on various publications, market research, economic reports, portfolio credit metrics, management’s expertise and knowledge of the immediate lending market, as well as analysis of peer institutions and similar markets. The factor value changes resulted in a lower required allowance for loan losses as of December 31, 2011 totaling $6.1 million. The lower required allowances by portfolio segment were $2.4 million for the residential segment, $0.1 million for the commercial and industrial segment, and $3.6 million for the commercial real estate segment. No changes to the values assigned to quantitative and qualitative factors were made since December 31, 2011.

The following table presents the allowance for loan losses by component:

	March 31,
	2013	2012
	(In thousands)
General component	$28,163	$37,085
Substandard loan component	22,560	29,980
Specific component	29,092	44,150

Total allowance for loan losses	$79,815	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	March 31,
	2013	2012
	(In thousands)
Pass (1)	$1,519,665	$1,740,542
Special mention	33,363	56,762

Total pass and special mention rated loans	1,533,028	1,797,304

Substandard rated loans, excluding TDR accrual	49,813	93,207

Troubled debt restructurings – accrual	41,565	72,648
Non-accrual	118,790	224,924

Total impaired loans	160,355	297,572

Total unpaid principal balance	$1,763,196	$2,188,083

(1)	Includes all accrual residential and consumer loans as these loans are generally not individually rated.

The following table presents credit risk metrics related to the allowance for loan losses:

	March 31,
	2013	2012
	(Dollars in thousands)
General ALLL / pass and special mention loans	1.8%	2.1%
Substandard ALLL / substandard loans, excluding TDR accrual	45.3%	32.2%
Specific ALLL / impaired loans	16.2%	14.8%
Loans 30 to 89 days past due	$24,403	$30,562

The ratio of the general allowance for loan losses to pass and special mention rated loans has declined to 1.8% at March 31, 2013 from 2.1% at March 31, 2012 reflecting comparable charge-offs year-over-year. The ratios associated with substandard and impaired loans have both increased from March 31, 2012 to March 31, 2013 reflecting a continued weakness in collateral values associated with these higher risk credits.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance at beginning of year	$111,215	$150,122	$179,644	$137,165	$38,285
Charge-offs:
Single-family residential	(6,659)	(6,625)	(17,563)	(5,505)	(11,226)
Multi-family residential	(2,656)	(4,247)	(14,497)	(12,729)	(10,093)
Commercial real estate	(13,390)	(32,009)	(21,986)	(32,580)	(33,315)
Construction and land	(18,219)	(21,429)	(12,554)	(44,107)	(24,978)
Consumer	(4,946)	(3,259)	(3,302)	(4,322)	(2,310)
Commercial business	(3,483)	(14,993)	(18,984)	(23,040)	(27,002)

Total charge-offs	(49,353)	(82,562)	(88,886)	(122,283)	(108,924)

Recoveries:
Single-family residential	1,743	1,711	1,522	580	118
Multi-family residential	327	1,425	653	—	6
Commercial real estate	3,686	2,670	2,331	632	941
Construction and land	2,787	1,429	1,166	119	141
Consumer	219	693	299	46	73
Commercial business	1,458	1,840	3,068	1,459	806

Total recoveries	10,220	9,768	9,039	2,836	2,085

Net charge-offs	(39,133)	(72,794)	(79,847)	(119,447)	(106,839)

Provision for loan losses	7,733	33,887	50,325	161,926	205,719

Allowance at end of year	$79,815	$111,215	$150,122	$179,644	$137,165

Net charge-offs to average loans held for sale and for investment	(1.97)%	(3.14)%	(2.76)%	(3.30)%	(2.60)%

Total charge-offs of $49.4 million and $82.6 million for the fiscal years ending March 31, 2013 and 2012, respectively, decreased $33.2 million and $6.3 million respectively, from the prior fiscal years. Total recoveries increased $452,000 and $729,000 during the fiscal years ended March 31, 2013 and 2012, to $10.2 million and $9.8 million, respectively.

The provision for loan losses decreased $26.2 million to $7.7 million for the fiscal year ending March 31, 2013 compared to $33.9 million for the year ended March 31, 2012. The improvement was largely due to a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010. Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-accrual loans to total loans to 6.74% at March 31, 2013 from 10.28% at March 31, 2012 as well as the decrease in total non-performing assets to 8.58% at March 31, 2013 from 11.25% at March 31, 2012 to be factors that warranted the decrease in provision for loan losses.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported monthly to the Bank’s Board of Directors. Although management believes that the March 31, 2013 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

The following table presents the allocation of the allowance for loan losses in the loan categories previously presented.

	As of March 31,
	2013	% of Loan Type to Total Loans	2012	% of Loan Type to Total Loans	2011	% of Loan Type to Total Loans	2010	% of Loan Type to Total Loans	2009	% of Loan Type to Total Loans
	(Dollars in thousands)
Single-family residential	$14,525	31.1%	$13,027	26.0%	$20,487	24.3%	$20,960	22.3%	$11,154	20.5%
Multi-family residential	10,753	16.3	15,714	19.4	22,358	18.6	26,471	17.9	19,202	16.1
Commercial real estate	26,330	21.1	37,629	21.8	61,837	24.1	75,379	24.5	50,218	24.9
Land and construction	17,498	6.3	31,810	7.9	22,251	8.4	23,908	9.9	30,526	13.0
Consumer	3,637	23.5	2,467	23.3	3,649	21.0	2,650	20.6	3,703	19.7
Commercial business	7,072	1.7	10,568	1.6	19,540	3.6	30,276	4.8	22,362	5.8

Total allowance for loan losses	$79,815	100.0%	$111,215	100.0%	$150,122	100.0%	$179,644	100.0%	$137,165	100.0%

The following table presents the associated allowance for loan losses as a percent of the total allowance for loan losses in the loan categories previously reported:

	As of March 31,
	2013	2012	2011	2010	2009
Single-family residential	18.2%	11.7%	13.6%	11.7%	8.1%
Multi-family residential	13.5	14.1	14.9	14.7	14.0
Commercial real estate	33.0	33.8	41.2	42.0	36.6
Land and construction	21.9	28.6	14.8	13.3	22.3
Consumer	4.6	2.2	2.4	1.5	2.7
Commercial business	8.8	9.5	13.0	16.9	16.3

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Other Real Estate Owned

OREO, net decreased $4.5 million during the year ended March 31, 2013. Individual properties included in OREO at March 31, 2013 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(In thousands)
Commercial building	Northwest Wisconsin	$1,441
Vacant Land	Northwest Wisconsin	1,221

Vacant land	Northeast Wisconsin	3,187
Vacant land	Northeast Wisconsin	1,560

Vacant land	South Central Wisconsin	2,865
Single family	South Central Wisconsin	1,950
Commercial building	South Central Wisconsin	1,925
Vacant land	South Central Wisconsin	1,908
Farm land	South Central Wisconsin	1,870
Vacant land	South Central Wisconsin	1,360
Vacant land	South Central Wisconsin	1,352
Commercial building	South Central Wisconsin	1,211
Vacant land	South Central Wisconsin	1,128
Commercial building	South Central Wisconsin	1,123
Vacant land	South Central Wisconsin	1,105
Vacant land	South Central Wisconsin	1,104
Mixed Use	South Central Wisconsin	1,097
Vacant land	South Central Wisconsin	1,027

Vacant land	Southeast Wisconsin	4,165
Commercial building	Southeast Wisconsin	3,824
Commercial building	Southeast Wisconsin	2,054
Mixed use	Southeast Wisconsin	1,972
Commercial building	Southeast Wisconsin	1,683
Commercial building and vacant land	Southeast Wisconsin	1,581
Commercial building	Southeast Wisconsin	1,228
Condo units	Southeast Wisconsin	1,195
Vacant land	Southeast Wisconsin	1,162
Vacant land	Southeast Wisconsin	1,122
Office/warehouse building	Southeast Wisconsin	1,063

Multi-family	Eastern Minnesota	1,343
Other properties individually less than $1 million		33,516

		$84,342

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the carrying values of OREO properties are reviewed and appropriate adjustments made based upon updated appraisals, broker opinions or signed sales contracts. For appraisals received over one year ago, management considers broker and market analysis to update the estimated fair value. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

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

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s typical sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the Corporation. A lack of liquidity resulted in a failure to make a principal payment on March 2, 2009, and the Corporation has continued to be unable to meet its obligations under the credit agreement.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of March 31, 2013, the Corporation had outstanding borrowings from the FHLB of $197.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of March 31, 2013 was $512.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $592.8 million.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110 million. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Securities Purchase Agreement provides for redemption of shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends. The Corporation has deferred the payment of dividends during each of the 16 quarters ended March 31, 2013 due to a lack of liquidity. As a result of such deferrals, on September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation.

As long as any Preferred Stock is outstanding, the Corporation may not pay dividends on its common stock and redeem or repurchase its common stock, unless all accrued and unpaid dividends for all past dividend periods on the Preferred Stock are fully paid. The Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

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

Loan Commitments

At March 31, 2013, the Bank had outstanding commitments to originate loans of $34.7 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $168.4 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2013 amounted to $479.8 million. Scheduled maturities of borrowings during the same period totaled $14.9 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

MPF Program

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $15.9 million at March 31, 2013 related to approximately $276.4 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

FHLB Advances

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

As of March 31, 2013, the Corporation had outstanding borrowings from the FHLB of $197.5 million. During December 2012, the Bank prepaid $150.0 million of FHLB borrowings using excess liquidity to enhance the Bank’s profitability going forward. The prepayment triggered a $3.5 million early termination penalty which was recognized in the Consolidated Statement of Operations in other non-interest expense.

Regulatory Capital

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

The Cease and Desist Orders also required that by no later than December 31, 2009, the Bank meet and maintain both a tier 1 leverage (core) ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The Bank was required to submit to the OTS (now administered by the OCC), and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices.

At March 31, 2013, the Bank had a tier 1 leverage ratio of 4.53% and a total risk-based capital ratio of 9.02%, each below the required capital ratios set forth above. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.

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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by its federal regulators to be considered well capitalized at March 31, 2013 and 2012 under standard PCA guidelines:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
March 31, 2013
Tier 1 leverage (1)	$107,272	4.53%	$94,775	4.00%	$118,469	5.00%	$189,551	8.00%
Tier 1 risk-based capital (2)	107,272	7.71	55,655	4.00	83,483	6.00	N/A	N/A
Total risk-based capital (3)	125,459	9.02	111,311	8.00	139,139	10.00	166,966	12.00

March 31, 2012
Tier 1 leverage (1)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%
Tier 1 risk-based capital (2)	125,894	7.11	70,850	4.00	106,276	6.00	N/A	N/A
Total risk-based capital (3)	149,141	8.42	141,701	8.00	177,126	10.00	$212,551	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at March 31, 2013 and 2012:

	March 31,
	2013	2012
	(In thousands)
Stockholders’ equity of the Bank	$112,796	$128,071
Less: Disallowed servicing assets	(1,945)	(2,045)
Accumulated other comprehensive income	(3,579)	(132)

Tier 1 capital	107,272	125,894
Plus: Allowable general valuation allowances	18,187	23,247

Total risk-based capital	$125,459	$149,141

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its non-bank subsidiary. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock, and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of excess liquidity at the Bank. At March 31, 2013, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $3.0 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $176.4 million in outstanding debt, interest and fees that our lender could accelerate and demand payment for upon the expiration of Amendment No. 8 to the Amended and Restated Credit Agreement on November 30, 2012, and $128.8 million of Series B Preferred Stock and dividends and interest payable to the U.S. Treasury.

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) June 30, 2013. At March 31, 2013, the Corporation had accrued interest payable related to the Credit Agreement of $53.3 million and an amendment fee payable of $6.9 million.

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

As stated above, the total outstanding principal balance under the Credit Agreement as of March 31, 2013 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million, or June 30, 2013.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2013, the Corporation was in compliance with all financial covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on November 30, 2012, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if any covenant is not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Contractual Obligations and Commitments

At March 31, 2013, on a consolidated basis the Corporation had outstanding commitments to originate $34.7 million of loans and commitments to extend credit to or on behalf of customers pursuant to lines and letters of credit of $168.4 million. See Note 15 to the Consolidated Financial Statements included in Item 8. Commitments to extend credit typically have a term of less than one year. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2013:

	Payment Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
FHLB advances	$11,500	$—	$100,000	$86,000	$197,500
Credit agreement	116,300	—	—	—	116,300
Repurchase agreements	3,425	—	—	—	3,425

Total other borrowed funds	131,225	—	100,000	86,000	317,225
Certificates of deposit	479,767	121,503	57,706	—	658,976
Other deposits	1,366,029	—	—	—	1,366,029
Operating lease obligations	1,480	2,599	2,078	6,271	12,428

Total contractual obligations	$1,978,501	$124,102	$159,784	$92,271	$2,354,658

In May 2009, the Corporation began deferring payments of dividends on its preferred stock. The dividends on the preferred stock are recorded only when declared. At March 31, 2013, the cumulative amount of dividends in arrears not declared, along with compounding at 5% per annum on the unpaid dividends was $25.3 million.

At March 31, 2013, the Bank’s capital was below all capital requirements of the OCC as mandated by the Order to Cease and Desist. See Note 13 to the Consolidated Financial Statements included in Item 8.

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

The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OCC prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. Further, the Corporation’s board was required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OCC its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of March 31, 2013.

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

The Orders also required that no later than December 31, 2009, the Bank was to meet and maintain both a core capital ratio equal to or greater than eight percent and a total risk-based capital ratio equal to or greater than twelve percent. The Bank also submitted, to the OTS, within the prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

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

At March 31, 2013 and 2012, the Bank had a tier 1 leverage (core) capital ratio of 4.53% and 4.51% and a total risk-based capital ratio of 9.02% and 8.42%, respectively, each below the required capital ratios set forth above. Without a waiver by the OCC or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

The Corporation is actively working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction will likely result in significant dilution for the current common shareholders.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Asset and Liability Management.

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

STRATEGIC AND/OR REPUTATION RISK MANAGEMENT

Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help the Corporation better understand, manage and report on the various risks.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of March 31, 2013 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from these instruments. The Corporation’s exposure to interest rate risk is managed primarily through the strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Corporation’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Corporation operates. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Corporation’s exposure to interest rate risk. The rates, terms, and interest rate indices of the interest-earning assets result primarily from the Corporation’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Corporation to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a simulation model for internal asset/liability management. The model uses maturity and repricing information for securities, loans, deposits, and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income, and expense of assets and liabilities. In addition, the model computes a theoretical market value of equity by estimating the market values of its assets and liabilities using present value methodology. The model also projects the effect on earnings and theoretical value under various interest rate change scenarios. The Corporation’s exposure to interest rates is reviewed on a monthly basis by senior management and Board of Directors.

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at March 31, 2013 and March 31, 2012, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
March 31, 2013	14.9%	7.3%
March 31, 2012	13.2%	6.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2013 and 2012 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at March 31, 2013, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 14.9%. Overall net interest income sensitivity remains within the Corporation’s and recommended regulatory guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2013 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

Mortgage-backed securities, including adjustable rate mortgage pools, are modeled in the above analysis based on their estimated repricing or principal paydowns obtained from outside analytical sources. Loans are modeled in the above analysis based on contractual maturity or contractual repricing dates, coupled with principal prepayment assumptions. Deposits are based on management’s analysis of industry trends and customer behavior.

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of March 31, 2013, the projected changes for the market value of equity were within the Corporation’s policy limits.

Computations of the prospective effects of hypothetical interest rate changes are dependent on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Because such assumptions can be no more than estimates, certain assets and liabilities modeled as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the rate sensitivity results included above do not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company’s net interest income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2013	2012
	(In thousands, except share data)
Assets
Cash and due from banks	$30,237	$47,119
Interest-earning deposits	198,299	195,861

Cash and cash equivalents	228,536	242,980
Investment securities available for sale	266,787	242,299
Investment securities held to maturity (fair value of $0 and $20, respectively)	—	20
Loans held for sale	18,058	39,332
Loans held for investment	1,750,358	2,168,959
Less: Allowance for loan losses	(79,815)	(111,215)

Loans held for investment, net	1,670,543	2,057,744
Other real estate owned, net	84,342	88,841
Premises and equipment, net	24,469	25,453
Federal Home Loan Bank stock – at cost	25,630	35,792
Mortgage servicing rights, net	21,824	22,156
Accrued interest receivable	9,563	12,075
Other assets	17,831	22,760

Total assets	$2,367,583	$2,789,452

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	267,732	$264,700
Interest bearing	1,757,293	2,000,201

Total deposits	2,025,025	2,264,901
Other borrowed funds	317,225	476,103
Accrued interest and fees payable	61,290	43,327
Accrued taxes, insurance and employee related expenses	6,389	6,385
Other liabilities	17,518	28,286

Total liabilities	2,427,447	2,819,002

Commitments and contingent liabilities (Note 15)
Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $25,345 at March 31, 2013 and $18,785 at March 31, 2012	103,833	96,421
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued at March 31, 2013 and 2012	2,536	2,536
Additional paid-in capital	110,034	110,402
Retained deficit	(189,097)	(147,513)
Accumulated other comprehensive income related to AFS securities	3,918	3,628
Accumulated other comprehensive loss related to OTTI securities – non credit factors	(339)	(3,496)

Total accumulated other comprehensive income	3,579	132
Treasury stock (4,116,114 shares at March 31, 2013 and 4,115,614 shares at March 31, 2012), at cost	(89,848)	(90,259)
Deferred compensation obligation	(901)	(1,269)

Total stockholders’ deficit	(59,864)	(29,550)

Total liabilities and stockholders’ deficit	$2,367,583	$2,789,452

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest income
Loans	$93,335	$116,929	$150,692
Investment securities and Federal Home Loan Bank stock	5,912	9,738	15,249
Interest-earning deposits	635	586	526

Total interest income	99,882	127,253	166,467

Interest expense
Deposits	10,324	24,962	48,626
Other borrowed funds	27,075	30,367	32,757

Total interest expense	37,399	55,329	81,383

Net interest income	62,483	71,924	85,084
Provision for credit losses	9,125	33,578	51,198

Net interest income after provision for credit losses	53,358	38,346	33,886

Non-interest income
Impairment on new OTTI securities	—	(10)	(8)
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(408)	(558)	(432)

Net impairment losses recognized in earnings	(408)	(568)	(440)
Loan servicing income (loss), net of amortization	(1,892)	(789)	2,128
Service charges on deposits	10,435	10,589	11,463
Investment and insurance commissions	3,894	3,808	3,448
Net gain on sale of loans	23,195	17,680	17,925
Net gain (loss) on sale and call of investment securities	(247)	6,579	8,661
Net gain on sale of OREO	6,876	6,118	3,640
Net gain on sale of branches	—	—	7,350
Other income	4,048	5,844	5,085

Total non-interest income	45,901	49,261	59,260

Non-interest expense
Compensation and benefits	$40,736	$41,262	$41,485
Occupancy	8,133	7,946	8,541
Furniture and equipment	4,563	5,665	6,198
Federal deposit insurance premiums	5,921	7,189	11,402
Data processing	6,223	6,259	6,540
Communications	1,840	2,081	2,389
Marketing	1,345	1,466	1,491
OREO expense, net	37,571	28,684	30,926
Investor loss reimbursement	4,530	157	—
Mortgage servicing rights impairment (recovery)	(403)	2,410	(97)
Legal services	5,256	5,024	8,040
Other professional fees	2,346	3,669	5,294
Insurance	1,656	1,478	1,126
Debt prepayment penalty	3,549	—	—
Other expense	10,346	11,045	10,825

Total non-interest expense	133,612	124,335	134,160

Loss before income taxes	(34,353)	(36,728)	(41,014)
Income tax expense (benefit)	(181)	10	164

Net loss	(34,172)	(36,738)	(41,178)
Preferred stock dividends in arrears	(6,560)	(6,278)	(5,934)
Preferred stock discount accretion	(7,412)	(7,413)	(7,412)

Net loss available to common equity	$(48,144)	$(50,429)	$(54,524)

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share data)
Net loss	$(34,172)	$(36,738)	$(41,178)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized net (gains) losses recognized in Statement of Operations – Net gain (loss) on sale and call of investment securities	247	(6,579)	(8,661)
Reclassification adjustments recognized in Statement of Operations – Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(310)	194	432
Credit related other-than-temporary impairment previously recognized on securities paid-off during the period	(4)	—	—
Realized credit losses	722	364	—
Change in net unrealized gains (losses) on available-for-sale securities	2,792	26,105	(6,324)

Total other comprehensive income (loss)	3,447	20,084	(14,553)

Comprehensive loss	$(30,725)	$(16,654)	$(55,731)

Loss per common share:
Basic	$(2.27)	$(2.37)	$(2.57)
Diluted	(2.27)	(2.37)	(2.57)
Dividends declared per common share	—	—	—

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)
Balance at March 31, 2010	$81,596	$2,536	$114,662	$(54,677)	$(90,975)	$(5,529)	$(5,399)	$42,214
Net loss	—	—	—	(41,178)	—	—	—	(41,178)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(8,661)	(8,661)
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	432	432
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	—	—
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	(6,324)	(6,324)
Issuance of restricted stock for executive compensation and retirement plans	—	—	—	(164)	162	—	—	(2)
Vesting of restricted stock	—	—	—	—	348	—	—	348
Cancellation of unvested restricted stock	—	—	—	69	(69)	—	—	—
Change in stock-based deferred compensation obligation	—	—	(3,149)	—	—	3,149	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2011	89,008	2,536	111,513	(103,362)	(90,534)	(2,380)	(19,952)	(13,171)

Net loss	—	—	—	(36,738)	—	—	—	(36,738)
Reclassification adjustment for realized net gains recognized in income	—	—	—	—	—	—	(6,579)	(6,579)
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	194	194
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	364	364
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	26,105	26,105
Vesting of restricted stock	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	(1,111)	—	—	1,111	—	—
Accretion of preferred stock discount	7,413	—	—	(7,413)	—	—	—	—

Balance at March 31, 2012	96,421	2,536	110,402	(147,513)	(90,259)	(1,269)	132	(29,550)

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)
Balance at March 31, 2012	$96,421	$2,536	$110,402	$(147,513)	$(90,259)	$(1,269)	$132	$(29,550)
Net loss	—	—	—	(34,172)	—	—	—	(34,172)
Reclassification adjustment for realized net losses recognized in income	—	—	—	—	—	—	247	247
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	(310)	(310)
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	—	—	—	(4)	(4)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	722	722
Change in net unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	2,792	2,792
Vesting of restricted stock	—	—	—	—	411		—	411
Change in stock-based deferred compensation obligation	—	—	(368)	—	—	368	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2013	$103,833	$2,536	$110,034	$(189,097)	$(89,848)	$(901)	$3,579	$(59,864)

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Operating Activities
Net loss	$(34,172)	$(36,738)	$(41,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and accretion of investment securities premium (discount), net	1,013	1,083	2,814
Net (gain) loss on sale of investment securities	247	(6,579)	(8,661)
Net impairment losses on investment securities	408	568	440
Origination of loans held for sale	(898,960)	(961,947)	(780,100)
Proceeds from sale of loans held for sale	943,429	947,833	809,971
Net gain on sale of loans	(23,195)	(17,680)	(17,925)
Provision for credit losses	9,125	33,578	51,198
Provision for OREO losses	26,733	15,338	15,125
Loss provision on deposit method OREO property	3,301	—	—
Gain on sale of OREO	(6,876)	(6,118)	(3,640)
Depreciation and amortization	3,079	3,494	4,104
Loss on disposal of premises and equipment, net	651	677	—
Mortgage servicing rights impairment (recovery)	(403)	2,410	(97)
Impairment of real estate held for development and sale	535	87	—
Net gain on sale of branches	—	—	(7,350)
Stock-based compensation expense	55	256	305
Decrease in accrued interest receivable	2,512	4,278	3,805
(Increase) decrease in other assets	5,129	(1,749)	26,103
Increase in accrued interest and fees payable	17,963	15,001	8,198
Increase (decrease) in accrued taxes, insurance and employee related expenses	4	(224)	2,009
Increase (decrease) in other liabilities	(10,412)	13,668	(1,132)

Net cash provided by operating activities	40,166	7,236	63,989
Investing Activities
Proceeds from sale of investment securities	12,262	338,224	385,924
Proceeds from maturity of investment securities	—	—	69,526
Purchase of investment securities	(81,202)	(71,441)	(631,640)
Principal collected on investment securities	46,251	39,226	59,971
Decrease in loans held for investment	302,907	352,039	483,152
Purchases of premises and equipment	(434)	(1,590)	(1,394)
Proceeds from sale of premises and equipment	—	—	1,633
Proceeds from sale of OREO	54,498	70,481	42,359
Capitalized improvements of OREO	(300)	—	(946)
Proceeds from sale of real estate held for development and sale	—	173	587
FHLB stock redemption	10,162	19,037	—
Branch sales, net of cash and cash equivalents	—	—	(180,153)

Net cash provided by investing activities	344,144	746,149	229,019
Financing Activities
Decrease in deposits	$(238,321)	$(435,140)	$(561,711)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(1,555)	622	(1,494)
Proceeds from borrowed funds	92,694	1,656,057	2,275,515
Repayment of borrowed funds	(251,572)	(1,838,959)	(2,410,465)

Net cash used in financing activities	(398,754)	(617,420)	(698,155)

Net increase (decrease) in cash and cash equivalents	(14,444)	135,965	(405,147)
Cash and cash equivalents at beginning of period	242,980	107,015	512,162

Cash and cash equivalents at end of period	$228,536	$242,980	$107,015

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$21,091	$40,328	$73,619
Income tax payments (receipts)	(1,735)	10	(17,732)
Non-cash transactions:
Transfer of loans to OREO	75,169	76,742	88,169
Transfer of premises and equipment to OREO	558	1,093	—
Transfer of OREO to premises and equipment	2,870	—	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

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

Basis of Financial Statement Presentation. The consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has one subsidiary at March 31, 2013; ADPC Corporation. Significant intercompany accounts and transactions have been eliminated.

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

Going Concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant operating losses since fiscal 2009, regulatory considerations and elevated levels of criticized assets at the Bank, and negative equity and loan default at the holding company raise substantial doubt about the Corporation’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern. See Note 2 “Significant Risks and Uncertainties” for further discussion.

Cash and Cash Equivalents. The Corporation considers interest-earning deposits that have an original maturity of three months or less to be cash equivalents.

Investment Securities Held to Maturity and Available For Sale. Debt securities that the Corporation has the intent and ability to hold to maturity may be classified as held to maturity and are stated at amortized cost as adjusted for premium amortization and discount accretion. Securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized gains and losses, reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Securities would be classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the three years ended March 31, 2013.

Discounts and premiums on investment securities are accreted and amortized into interest income in a manner that approximates the effective yield method over the estimated remaining life of the assets.

Realized gains and losses are included in net gain (loss) on sale of investment securities in the consolidated statements of operations as a component of non-interest income. The cost of securities sold is based on the specific identification method. If the Corporation sells held to maturity securities, it is only in accordance with accounting standards as the securities have substantially matured.

Declines in the fair value of investment securities below amortized cost basis that are deemed to be other-than-temporary are reflected as impairment losses. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its amortized cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the purchase yield or current accounting yield and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of operations as an other-than-temporary impairment on securities and is a reduction in the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

Loans Held for Sale. Loans held for sale generally consist of the current origination of certain fixed- and adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on a loan-by-loan basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as a basis adjustment of the loan. Effective for loans originated on or after April 1, 2013, residential mortgage loans held for sale will be carried at fair value and upfront costs and fees related to these loans shall be recognized in earnings as incurred. Residential mortgage loans held for sale will continue to be reported at the lower of cost or fair value for previous periods.

Loans Held for Investment. Loans held for investment are stated at the amount of the unpaid principal, reduced by unearned net loan fees and an allowance for loan losses. Interest on loans is accrued into income on the unpaid principal balances as earned. Loans are placed on non-accrual status when they become 90 days past due or, when in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Past due status is based on contractual terms of the loan. Factors that management considers when assessing the collectability of principal and interest include early stage delinquencies and financial difficulties of the borrower. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are generally credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. In cases in which the net carrying value of the loan is deemed to be fully collectible, payments received may be recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Loans held for investment are summarized into four different segments: residential loans, commercial and industrial loans, commercial real estate loans and consumer loans.

Residential Loans

Residential loans, substantially all of which finance the purchase of 1-to-4 family dwellings, are generally smaller in size and considered homogeneous as they exhibit similar product and risk characteristics. Loans in this category are placed on non-accrual status when they become 90 days past due and remain on non-accrual status until sufficient payments are received to bring the loan to current status. Residential loans are charged off at the time of an approved short sale and funds are received; information is received indicating an insufficient value and the borrower has not made a payment in six months; or a foreclosure sale is complete and the loan is being moved to other real estate owned.

Commercial and Industrial Loans

Commercial and industrial loans are funded for commercial, corporate and business purposes, including issuing letters of credit. The commercial business loan portfolio is comprised of loans for a variety of purposes which are generally secured by equipment, machinery and other business assets. Commercial business loans typically have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial and industrial loans are charged off when available information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

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

Loan Fees and Discounts. Certain loan origination, commitment and other loan fees and associated direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. These amounts, as well as discounts on purchased loans, are amortized using a method that approximates level yield, adjusted for prepayments, over the life of the related loans.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded in the statement of operations based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgments of collectability using information available to them at the time of their examination.

The allowance for loan losses consists of general and specific components. In determining the general allowance, the Corporation has defined the following segments within its loan portfolio: residential, commercial and industrial, commercial real estate and consumer. The Corporation has disaggregated those segments into the following classes based on risk characteristics: residential, commercial and industrial, land and construction, multi-family, retail/office and other commercial real estate within the commercial real estate segment and education and other consumer within the consumer segment. This additional detail allows management to better identify trends in borrower behavior and loss severity. A historical loss factor is computed for each class of loan and used as the major determinate of the general allowance for loan losses. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Management reviews each class’ historical losses by quarter for any trends that indicate the most representative look back period. The Corporation currently uses a six quarter historical loss look-back period.

Management adjusts historical loss factors based on the following qualitative factors: changes in lending policies, procedures and practices; economic and industry trends and conditions; trends in terms and the volume of loans; experience, ability and depth of lending management; level of and trends in past dues and delinquent loans; changes in the quality of the loan review system; changes in the value of the underlying collateral for collateral dependent loans; changes in credit concentrations; other external factors such as legal and regulatory requirements; and changes in size of the portfolio. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor based on changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor as necessary, to a factor believed to be appropriate for the probable and inherent risk of loss in the portfolio.

Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all non-accrual loans and performing troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Corporation would normally accept. The fair value of impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are generally credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

Other Real Estate Owned. Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (OREO) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

Premises and Equipment. Premises and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the estimated useful lives (3 years to 40 years) of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recorded in income. The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives (3 years to 40 years) of the assets. The cost of capitalized leasehold improvements is depreciated on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (FHLB) system which is organized as a member owned cooperative. As a result of membership in the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The stock is redeemable at par and is, therefore, carried at cost and periodically evaluated for impairment. Ownership in the FHLB provides a potential dividend and allows access to member privileges including loans, advances, letters of credit and mortgage purchases. The stock is not transferable and cannot be used as collateral. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at March 31, 2013.

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

Deferred Stock Issuance Cost. Stock issuance cost includes incremental direct costs incurred with third parties that are directly attributable to equity financing transactions. Those costs include legal and accounting fees and underwriters’ fees and expenses. Since certain of those costs are incurred in advance of receiving the proceeds from a planned equity financing transaction, they are deferred pending completion of the offering at which point the deferred costs are netted against stock issuance proceeds and recorded in equity.

As further discussed in Note 2, in August 2010 the OTS granted conditional approval of the Bank’s Capital Restoration Plan which included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. In connection with obtaining capital from an outside source, the Corporation is pursuing an equity offering in the form of the proposed issuance of additional common stock and a new class of preferred stock. At March 31, 2013, approximately $3.0 million of direct, incremental costs incurred have been capitalized and included in other assets in the consolidated balance sheet.

Deferred Compensation Obligations. Deferred compensation obligations are the carrying value of stock associated with selected employee benefit plans. Such plans include a deferred compensation agreement with a previous executive established in 1986 and an Excess Benefit Plan to provide deferred compensation to certain members of management. No contributions were made to these plans during the years ended March 31, 2013, 2012 and 2011.

The carrying value of undistributed shares related to the deferred compensation obligations are recorded in a separate category of stockholders’ deficit titled accordingly and the liability is included in additional paid in capital in stockholders’ deficit in the consolidated balance sheets. See Note 14 for further discussion of the plans.

Stock-Based Compensation Plan. The Corporation periodically grants stock-based compensation to employees and directors under various plans discussed in Note 14. The grants are generally in the forms of restricted stock and stock options. Compensation expense related to stock-based compensation was $55,000, $256,000 and $310,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Reserve for Unfunded Commitments, Letters of Credit and Repurchase of Sold Loans. A reserve for unfunded commitments and letters of credit is determined by applying the general reserve loss factor used in the determination of the allowance for loan losses of the associated loan class to unfunded commitments of each class of performing loans. A reserve for potential loss related to the repurchase of sold loans is also maintained. This reserve is determined based on an analysis of probable loss associated with open repurchase requests and pending file reviews by the current owner of the underlying mortgage. The increase or decrease in the reserve for unfunded commitments and letters of credit is charged to the provision for credit losses. Adjustments to the reserve for repurchase of sold loans is included in other expense. The entire reserve is included in other liabilities on the consolidated balance sheet.

Interest Rate Lock Commitments for Mortgage Loans Held for Sale. Interest rate lock commitments for mortgage loans originated for sale meet the definition of derivatives. These instruments are carried at fair value and included in other assets and other liabilities in the consolidated balance sheets with changes in value included in net gain on sale of loans in the consolidated statements of operations.

Income Taxes. The Corporation’s deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities and associated valuation allowance. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. An intercompany settlement of taxes paid is determined based on tax sharing agreements which generally provide for allocation of taxes to each entity on a separate return basis.

The Corporation is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Accounting guidance related to uncertainty in income taxes provides a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Corporation must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. generally accepted accounting principles. The Corporation recognizes interest and penalties related to uncertain tax positions in other non-interest expense.

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common equity of the Corporation by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding plus all potentially dilutive common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (“common stock equivalents”). The Corporation’s common stock equivalents represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Comprehensive Income (Loss). Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not reported as net income (loss). As such, the Corporation includes unrealized gains or losses on securities available for sale in other comprehensive income (loss).

New Accounting Pronouncements.

ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account nstead of directly to income or expense in the same reporting period.

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Corporation adoped ASU 2013-02 as of March 31, 2013 and is presented in the Consolidated Statements of Comprehensive Loss.

ASU 2010-20 was effective prospectively for reporting periods beginning on or after December 15, 2012. These disclosures are provided in the Consolidated Statements of Operations and Comprehensive Loss.

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. These disclosures are provided in Note 5.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 states that in evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments to Topic 310 also required new disclosures regarding currently outstanding TDRs and TDR activity during the period. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011. The Corporation adopted ASU 2011-02 in its second quarter of fiscal year ending March 31, 2012.

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, the beginning of that fiscal year, for identification as TDRs. The Corporation identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs but did not have a substantially material impact on the Company’s financial statements for the periods ended September 30, 2011. At September 30, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $258,000, and the resulting allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was zero.

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

Reclassifications. Prior period amounts have been reclassified as needed to conform to the current period presentations. There was no impact on earnings or stockholders’ deficit as a result of the reclassifications.

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

At March 31, 2013, the Bank had a tier 1 leverage (core) ratio of 4.53% and a total risk-based capital ratio of 9.02%, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders, the Bank could be subject to further regulatory action, although neither the Bank nor the Corporation has received notice of any regulatory action to be taken by the OCC or the Federal Reserve with regards to the Orders. That said, at March 31, 2013, the Bank’s risk-based capital ratio is considered “adequately capitalized” for regulatory purposes. Under OCC requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered adequately capitalized. The Bank continues to work toward the requirements of the Bank Order which requires a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. All customer deposits remain fully insured to the limits set by the FDIC.

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, restructuring alternatives and in achieving compliance with the requirements of the Orders. The Corporation and the Bank consult with the Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in the past five fiscal years, significant levels of criticized assets at the Bank and negative equity raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

Further, the Corporation entered into an amendment dated November 30, 2012 (“Amendment No. 9”) to the Amended and Restated Credit Agreement (“Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent” as described in Note 10, in which the existing interest rate remained the same, the financial covenants related to capital ratios and non-performing loans were moderately tightened and the maturity date was extended to June 30, 2013. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights if all covenants are not complied with, including the right to accelerate the maturity of the borrowings. As of March 31, 2013, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce outstanding borrowings to zero. There can be no assurance that the Corporation will be able to raise sufficient capital or have enough cash on hand to reduce outstanding borrowings to zero by June 30, 2013, which may, if unable to secure an extension at that time, limit the Corporation’s ability to fund ongoing operations.

Credit Risks

Non-performing assets totaled $203.1 million at March 31, 2013, or 8.58% of total assets, which decreased the Corporation’s interest income. The Corporation’s results of operations will continue to be impacted by the level of non-performing assets, and the Corporation expects continued downward pressure on interest income in the future. As reported in the accompanying audited consolidated financial statements, the Corporation has a net loss of $34.2 million and $36.7 million for the years ended March 31, 2013 and 2012, respectively. Stockholders’ equity declined from a deficit of $29.6 million or (1.06)% of total assets at March 31, 2012 to a deficit of $59.9 million or (2.53)% of total assets at March 31, 2013.

Note 3 – Restrictions on Cash and Due From Bank Accounts

AnchorBank fsb (Bank) is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The average amount of required reserve balances for the years ended March 31, 2013 and 2012 was approximately $5.5 million and $18.2 million, respectively, although at March 31, 2013 the Bank met the required reserves with cash balances in the branch system.

The Bank is required to maintain an account with its official check service provider equal to one day’s average remittance. The balance in this restricted account was $4.5 million at March 31, 2013 and 2012.

Investment Directions Inc. (IDI), a subsidiary of the Corporation, has a security interest in an interest reserve escrow account in conjunction with a lending arrangement resulting from the sale in 2009 of its investment in a real estate development company. At March 31, 2013 and 2012, the interest reserve escrow was $174,000 and $228,000, respectively.

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and has not experienced any losses in such accounts.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
March 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,444	$60	$—	$3,504
Corporate stock and bonds	152	112	—	264
Non-agency CMOs (1)	7,885	15	(351)	7,549
Government sponsored agency mortgage-backed securities (1)	2,975	209	—	3,184
GNMA mortgage-backed securities (1)	248,752	3,907	(373)	252,286

	$263,208	$4,303	$(724)	$266,787

March 31, 2012
Available for sale:
U.S. government sponsored and federal agency obligations	$3,556	$—	$(25)	$3,531
Corporate stock and bonds	652	50	(41)	661
Non-agency CMOs (1)	25,067	163	(3,638)	21,592
Government sponsored agency mortgage-backed securities (1)	3,944	251	—	4,195
GNMA mortgage-backed securities (1)	208,948	3,597	(225)	212,320

	$242,167	$4,061	$(3,929)	$242,299

Held-to-maturity:
Government sponsored agency mortgage-backed securities (1)(2)	$20	$—	$—	$20

(1)	Primarily collateralized by residential mortgages.
(2)	Full principal payoff was received on this security in May, 2012.

Independent pricing services are used to value all investment securities. One pricing service is used to value all securities except the non-agency CMOs. A specialized pricing service is used for valuation of the non-agency CMO portfolio.

To estimate the fair value of non-agency CMOs, the pricing service valuation model discounted estimated expected cash flows after credit losses at rates ranging from 4% to 7%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at March 31, 2013 and 2012.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
March 31, 2013
Non-agency CMOs	$—	$—	$6,674	$(351)	$6,674	$(351)
GNMA mortgage-backed securities	82,822	(373)	—	—	82,822	(373)

	$82,822	$(373)	$6,674	$(351)	$89,496	$(724)

March 31, 2012
U.S. government sponsored and federal agency obligations	$3,531	$(25)	$—	$—	$3,531	$(25)
Corporate stock and bonds	111	(41)	—	—	111	(41)
Non-agency CMOs	77	—	18,109	(3,638)	18,186	(3,638)
GNMA mortgage-backed securities	37,631	(225)	—	—	37,631	(225)

	$41,350	$(291)	$18,109	$(3,638)	$59,459	$(3,929)

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 15 at March 31, 2013 and 20 at March 31, 2012. Although these securities have declined in value, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

An independent pricing service is utilized to run a discounted cash flow model in the calculation of other-than-temporary impairment losses on non-agency CMOs. This model determines the portion of the impairment that is other-than-temporary due to credit losses, and the portion that is temporary due to all other factors.

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

The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 4% to 7%. These rates equate to the effective yield implicit in the security at the date of acquisition of the bonds for which OTTI has not been previously incurred. For bonds with previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date.

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of March 31, 2013. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 4.46% to 11.50%.

At March 31, 2013, six non-agency CMOs with a fair value of $6.9 million and an adjusted cost basis of $7.3 million were other-than-temporarily impaired. At March 31, 2012, 14 non-agency CMOs with a fair value of $19.6 million and an adjusted cost basis of $23.1 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $412,000 and $558,000 was included in earnings for the years ended March 31, 2013 and 2012, respectively. For the years ended March 31, 2013 and 2012, realized losses of $722,000 and $364,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of March 31, 2013 and 2012 due to changes in interest rates and other non-credit related factors totaled $373,000 and $291,000, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$2,391	$2,197
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	412	558
Credit related OTTI previously recognized for securities sold during the period	(1,075)	—
Credit related OTTI previously recognized for securities paid-off during the period	(4)	—
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(722)	(364)

Ending balance of unrealized OTTI related to credit losses	$1,002	$2,391

On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	March 31, 2013
(In thousands)
Prior to 2005	$7
2005	330
2006	—
2007	665

$1,002

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Proceeds from sales & calls (1)	$12,780	$338,224	$385,924

Gross gains	$91	$6,618	$8,661
Gross losses	(338)	(39)	—

Net gain/(loss) on sales & calls (1)	$(247)	$6,579	$8,661

(1)	Includes proceeds from calls by the issuers of investment securities totaling $518,000 during the year ended March 31, 2013 resulting in a gain on calls of $18,000.

At March 31, 2013 and 2012, investment securities available for sale with a fair value of approximately $187.2 million and $216.3 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at March 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
U.S. government sponsored and federal agency obligations	$—	$3,504	$—	$—	$3,504
Corporate stock and bonds	—	—	—	264	264
Non-agency CMOs	—	—	—	7,549	7,549
Government sponsored agency mortgage-backed securities	—	232	313	2,639	3,184
GNMA mortgage-backed securities	—	370	—	251,916	252,286

Total	$—	$4,106	$313	$262,368	$266,787

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	March 31,
	2013	2012
	(In thousands)
Residential	$547,720	$564,427
Commercial and industrial	30,574	38,977
Commercial real estate:
Land and construction	111,953	186,048
Multi-family	287,447	342,216
Retail/office	198,686	298,277
Other commercial real estate	172,857	248,275
Consumer:
Education	166,429	240,331
Other consumer	247,530	269,532

Total unpaid principal balance	1,763,196	2,188,083

Allowance for loan losses	(79,815)	(111,215)
Undisbursed loan proceeds (1)	(10,997)	(16,034)
Unamortized loan fees, net	(1,838)	(3,086)
Unearned interest	(3)	(4)

Total loan contra balances	(92,653)	(130,339)

Loans held for investment	$1,670,543	$2,057,744

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At March 31, 2013, $547.7 million, or 31.1%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. These risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At March 31, 2013, approximately $343.8 million, or 62.8%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. Current production of these loans with terms of 15 years or more are generally sold to Fannie Mae, Freddie Mac and other institutional investors, while a portion of loan production is retained in the held for investment portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”) and the Federal Housing Administration (“FHA”). The right to service substantially all loans sold is retained.

At March 31, 2013, approximately $203.9 million, or 37.2%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2013, the unpaid principal balance receivable of commercial and industrial loans amounted to $30.6 million, or 1.7%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At March 31, 2013, $770.9 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.7% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area.

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have fixed interest rates, amortization periods of 15 to 25 years, as well as balloon payments of two to seven years, and terms which provide that the interest rates thereon may be adjusted annually based on a designated index.

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At March 31, 2013, $414.0 million, or 23.5%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The residential-other portfolio consists primarily of Express refinance first mortgage loans, second mortgage and home equity loans. Express refinance loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 90% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Approximately $166.4 million, or 9.4%, of the total loans unpaid principal balance receivable at March 31, 2013 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. Proceeds from the sale of education loans totaled $24.3 million in fiscal 2011. No education loans were sold during the years ended March 31, 2013 and 2012.

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

Allowances for Loan Losses

The allowance for loan losses consists of general, substandard and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings (TDRs). For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass and special mention rated loans and is based on historical loss experience adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. In addition, reserves for unfunded commitments, letters of credit and repurchase of sold loans are maintained and classified in other liabilities.

The following table presents the allowance for loan losses by component:

	March 31,
	2013	2012
	(In thousands)
General component	$28,163	$37,085
Substandard loan component	22,560	29,980
Specific component	29,092	44,150

Total allowance for loan losses	$79,815	$111,215

The following table presents the unpaid principal balance of loans by risk category:

	March 31,
	2013	2012
	(In thousands)
Pass (1)	$1,519,665	$1,740,542
Special mention	33,363	56,762

Total pass and special mention rated loans	1,533,028	1,797,304

Substandard rated loans, excluding TDR accrual	49,813	93,207

Troubled debt restructurings – accrual	41,565	72,648
Non-accrual	118,790	224,924

Total impaired loans	160,355	297,572

Total unpaid principal balance	$1,763,196	$2,188,083

(1)	Includes all accrual residential and consumer loans as these loans are generally not individually rated.

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Allowance at beginning of year	$111,215	$150,122	$179,644
Provision	7,733	33,887	50,325
Charge-offs	(49,353)	(82,562)	(88,886)
Recoveries	10,220	9,768	9,039

Allowance at end of year	$79,815	$111,215	$150,122

The following table presents activity in the allowance for loan losses by portfolio segment for the years ended March 31, 2013, 2012 and 2011:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Year Ended:
March 31, 2013
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	6,414	(1,471)	(3,107)	5,897	7,733
Charge-offs	(6,659)	(3,483)	(34,265)	(4,946)	(49,353)
Recoveries	1,743	1,458	6,800	219	10,220

Ending balance	$14,525	$7,072	$54,581	$3,637	$79,815

March 31, 2012
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provision	(2,546)	4,180	30,869	1,384	33,887
Charge-offs	(6,625)	(14,993)	(57,685)	(3,259)	(82,562)
Recoveries	1,711	1,840	5,524	693	9,768

Ending balance	$13,027	$10,568	$85,153	$2,467	$111,215

March 31, 2011
Beginning balance	$20,658	$29,783	$126,553	$2,650	$179,644
Provision	13,346	(3,644)	36,621	4,002	50,325
Charge-offs	(15,005)	(8,021)	(62,558)	(3,302)	(88,886)
Recoveries	1,488	1,423	5,829	299	9,039

Ending balance	$20,487	$19,541	$106,445	$3,649	$150,122

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and 2012:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
March 31, 2013
Allowance for loan losses:
Associated with impaired loans	$7,038	$2,508	$19,182	$364	$29,092
Associated with all other loans	7,487	4,564	35,399	3,273	50,723

Total	$14,525	$7,072	$54,581	$3,637	$79,815

Loans:
Impaired loans individually evaluated	$37,378	$3,760	$114,540	$4,677	$160,355
All other loans	510,342	26,814	656,403	409,282	1,602,841

Total	$547,720	$30,574	$770,943	$413,959	$1,763,196

March 31, 2012
Allowance for loan losses:
Associated with impaired loans	$5,080	$5,548	$33,137	$385	$44,150
Associated with all other loans	7,947	5,020	52,016	2,082	67,065

Total	$13,027	$10,568	$85,153	$2,467	$111,215

Loans:
Impaired loans individually evaluated	$49,411	$10,774	$228,873	$8,514	$297,572
All other loans	515,016	28,203	845,943	501,349	1,890,511

Total	$564,427	$38,977	$1,074,816	$509,863	$2,188,083

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	For the Year Ended March 31,
	2013	2012	2011
	(In thousands)
Provision for loan losses	$7,733	$33,887	$50,325
Provision for unfunded commitment losses (1)	1,392	(309)	873

Provision for credit losses	$9,125	$33,578	$51,198

(1)	The provision for unfunded commitments includes provisions for unfunded commitments to lend and commercial letters of credit.

The provision for unfunded commitment losses in the year ending March 31, 2013 totaled $1.4 million compared to ($309,000) and $873,000 during the years ending March 31, 2012 and 2011, respectively. The reserve for unfunded loan commitments and letters of credit at March 31, 2013 totaled $2.0 million, classified in other liabilities on the consolidated balance sheet.

At March 31, 2013, $160.4 million of unpaid principal balance of loans are deemed impaired which includes performing TDRs. At March 31, 2012, impaired loans were $297.6 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans as of March 31, 2013 and 2012:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
March 31, 2013
With no specific allowance recorded:
Residential	$11,545	$—	$11,545	$12,655	$448
Commercial and industrial	280	—	280	1,020	75
Land and construction	9,982	—	9,982	21,678	189
Multi-family	12,217	—	12,217	14,826	400
Retail/office	6,913	—	6,913	15,810	350
Other commercial real estate	13,365	—	13,365	19,378	691
Education	—	—	—	—	—
Other consumer	531	—	531	665	62

Subtotal	54,833	—	54,833	86,032	2,215

With an allowance recorded (2):
Residential	25,833	7,038	18,795	23,509	611
Commercial and industrial	3,480	2,508	972	1,556	78
Land and construction	23,492	6,552	16,940	19,024	659
Multi-family	15,448	4,261	11,187	13,918	722
Retail/office	14,505	3,312	11,193	19,553	519
Other commercial real estate	18,618	5,057	13,561	19,545	632
Education (3)	424	1	423	615	—
Other consumer	3,722	363	3,359	6,167	293

Subtotal	105,522	29,092	76,430	103,887	3,514

Total
Residential	37,378	7,038	30,340	36,164	1,059
Commercial and industrial	3,760	2,508	1,252	2,576	153
Land and construction	33,474	6,552	26,922	40,702	848
Multi-family	27,665	4,261	23,404	28,744	1,122
Retail/office	21,418	3,312	18,106	35,363	869
Other commercial real estate	31,983	5,057	26,926	38,923	1,323
Education (3)	424	1	423	615	—
Other consumer	4,253	363	3,890	6,832	355

	$160,355	$29,092	$131,263	$189,919	$5,729

(1)	The average carrying amount of loans in each category is calculated on a trailing 12 month basis.
(2)	Includes ratio-based allowance for loan losses of $5.7 million associated with loans totaling $35.9 million at March 31, 2013 for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $13,697 and average carrying amounts totaling $21,249 at March 31, 2013 that are not considered impaired based on a guarantee provided by government agencies.

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
March 31, 2012
With no specific allowance recorded:
Residential	$19,845	$—	$19,845	$22,224	$208
Commercial and industrial	3,389	—	3,389	6,771	61
Land and construction	34,446	—	34,446	39,601	581
Multi-family	19,822	—	19,822	21,624	264
Retail/office	21,787	—	21,787	23,577	816
Other commercial real estate	24,213	—	24,213	23,812	571
Education	—	—	—	—	—
Other consumer	474	—	474	507	62

Subtotal	123,976	—	123,976	138,116	2,563

With an allowance recorded (2):
Residential	29,566	5,080	24,486	28,070	520
Commercial and industrial	7,385	5,548	1,837	6,285	260
Land and construction	47,545	14,543	33,002	47,499	886
Multi-family	27,307	7,896	19,411	25,803	927
Retail/office	28,954	6,672	22,282	27,417	858
Other commercial real estate	24,799	4,026	20,773	22,891	737
Education (3)	762	1	761	789	—
Other consumer	7,278	384	6,894	7,190	480

Subtotal	173,596	44,150	129,446	165,944	4,668

Total
Residential	49,411	5,080	44,331	50,294	728
Commercial and industrial	10,774	5,548	5,226	13,056	321
Land and construction	81,991	14,543	67,448	87,100	1,467
Multi-family	47,129	7,896	39,233	47,427	1,191
Retail/office	50,741	6,672	44,069	50,994	1,674
Other commercial real estate	49,012	4,026	44,986	46,703	1,308
Education (3)	762	1	761	789	—
Other consumer	7,752	384	7,368	7,697	542

	$297,572	$44,150	$253,422	$304,060	$7,231

(1)	The average carrying amount of loans in each category is calculated on a trailing 12 month basis.
(2)	Includes ratio-based allowance for loan losses of $2.8 million associated with loans totaling $24.6 million at March 31, 2012 for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $24,641 and average carrying amounts totaling $25,520 at March 31, 2012 that are not considered impaired based on a guarantee provided by government agencies.

The carrying amounts in the table above represent the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following is additional information regarding impaired loans:

	March 31,
	2013	2012
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$105,522	$173,596
Without a specific reserve	54,833	123,976

Total impaired loans	160,355	297,572
Less:
Specific valuation allowance for impaired loans	(29,092)	(44,150)

Carrying amount of impaired loans	$131,263	$253,422

Average carrying amount of impaired loans	$189,919	$304,060
Loans and troubled debt restructurings on non-accrual status	118,790	224,924
Troubled debt restructurings – accrual	41,565	72,648
Troubled debt restructurings – non-accrual (1)	26,287	76,378
Loans past due ninety days or more and still accruing (2)	13,697	30,697

(1)	Troubled debt restructurings – non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Includes the guaranteed portion of education loans of $13,697 and $24,641 at March 31, 2013 and 2012, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

The following table presents interest income recognized on impaired loans on a cash basis.

	For the Year Ended March 31,
	2013	2012	2011
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$5,729	$7,231	$9,818

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2011, 2012 and 2013, as reflected in recently received appraisals. Currently, $206.6 million or approximately 90% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

While corporate policy may not require updated appraisals for these loans, new appraisals may still be obtained. For example, 46% of the loans which do not require an updated appraisal do have either an appraisal within the last year or an appraisal on order. If real estate values decline, the allowance for loan losses may increase as updated appraisals or other indications of a decrease in the value of collateral are received.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and 2012 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
March 31, 2013
Residential	$2,028	$3,390	$24,645	$30,063
Commercial and industrial	1,004	115	2,212	3,331
Land and construction	841	456	11,777	13,074
Multi-family	2,170	856	17,619	20,645
Retail/office	2,160	653	12,263	15,076
Other commercial real estate	10	55	5,873	5,938
Education	4,414	3,853	14,121	22,388
Other consumer	1,667	731	3,699	6,097

	$14,294	$10,109	$92,209	$116,612

March 31, 2012
Residential	$2,414	$1,071	$37,791	$41,276
Commercial and industrial	976	539	3,183	4,698
Land and construction	37	—	60,680	60,717
Multi-family	360	541	26,371	27,272
Retail/office	2,627	2,634	14,033	19,294
Other commercial real estate	1,884	191	16,323	18,398
Education	8,370	6,562	25,403	40,335
Other consumer	1,664	692	6,879	9,235

	$18,332	$12,230	$190,663	$221,225

Total delinquencies (loans past due 30 days or more) at March 31, 2013 were $116.6 million. The Corporation has experienced a reduction in delinquencies since March 31, 2012 due to improving credit conditions and loans moving to OREO. The Corporation has $13.7 million of education loans past due 90 days or more that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators:

The Corporation groups commercial and industrial loans and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. This analysis is updated on a monthly basis. The following definitions are used for risk ratings:

Pass. Loans classified as pass represent assets that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity of the obligor, current net worth of the obligor and/or by the value of the loan collateral. A subcategory of loans classified as pass are watch loans.

Watch. Loans classified as watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of an asset put on this list does not technically trigger their classification as substandard or non-accrual, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and results in a loss.

Special Mention. Loans classified as special mention exhibit material negative financial trends due to company specific or industry conditions which, if not corrected or mitigated, threaten their capacity to meet current or continuing debt obligations. These borrowers still demonstrate the financial flexibility to address and cure the root cause of these adverse financial trends without significant deviations from their current business plan. Their potential weakness deserves close attention and warrants enhanced monitoring on the part of management. The expectation is these borrowers will return to a pass rating given reasonable time; or will be further downgraded.

Substandard. Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard assets must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that a loss will be sustained if the deficiencies are not corrected.

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

As of March 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
March 31, 2013
Commercial and industrial	$21,141	$878	$5,640	$2,915	$30,574
Commercial real estate:
Land and construction	64,229	787	15,150	31,787	111,953
Multi-family	245,980	3,660	17,155	20,652	287,447
Retail/office	156,919	5,144	19,100	17,523	198,686
Other	107,465	22,894	34,333	8,165	172,857

	$595,734	$33,363	$91,378	$81,042	$801,517

Percent of total unpaid principal balance	74.3%	4.2%	11.4%	10.1%	100.0%

March 31, 2012
Commercial and industrial	$20,693	$255	$9,812	$8,217	$38,977
Commercial real estate:
Land and construction	68,175	6,344	47,300	64,229	186,048
Multi-family	278,936	2,728	22,790	37,762	342,216
Retail/office	208,159	13,080	43,221	33,817	298,277
Other	143,225	34,355	42,732	27,963	248,275

	$719,188	$56,762	$165,855	$171,988	$1,113,793

Percent of total unpaid principal balance	64.6%	5.1%	14.9%	15.4%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$514,613	$33,107	$547,720	$519,877	$44,550	$564,427
Consumer:
Education (1)	166,005	424	166,429	239,569	762	240,331
Other consumer	243,313	4,217	247,530	261,908	7,624	269,532

	$923,931	$37,748	$961,679	$1,021,354	$52,936	$1,074,290

(1)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modifications of loan terms in a troubled debt restructuring (“TDR”) are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. The designation as a TDR is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

During the year ended March 31, 2012, the Corporation adopted ASU 2011-02, as more fully described in Note 1 of the consolidated financial statements. As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, for identification as TDRs. The Corporation identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation classified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs.

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the years ended March 31, 2013 and 2012:

	Year Ended March 31, 2013				Year Ended March 31, 2012
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)			Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)
			Prior to Modification	At Period End	Number of Modifications		Prior to Modification	At Period End
	(Dollars in thousands)
Residential	0	$—	$—	$—	40	$5,964	$318	$477
Commercial and industrial	3	169	206	139	14	6,439	2,841	3,007
Land and construction	2	546	548	36	16	50,820	4,553	16,259
Multi-family	0	—	—	—	10	9,891	2,725	4,477
Retail/office	3	899	383	176	14	9,433	1,006	1,541
Other commercial real estate	4	934	591	44	13	12,927	2,334	4,422
Education	0	—	—	—	0	—	—	—
Other consumer	2	32	—	—	6	304	—	—

	14	$2,580	$1,728	$395	113	$95,778	$13,777	$30,183

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring during the years ended March 31, 2013 and 2012, by class and by type of modification:

	Year Ended March 31, 2013
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	16	153	169
Land and construction	—	—	—	425	121	546
Multi-family	—	—	—	—	—	—
Retail/office	—	214	160	—	525	899
Other commercial real estate	540	122	—	—	272	934
Education	—	—	—	—	—	—
Other consumer	—	—	—	19	13	32

	$540	$336	$160	$460	$1,084	$2,580

	Year Ended March 31, 2012
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$1,400	$1,952	$942	$611	$1,059	$5,964
Commercial and industrial	170	1,771	—	923	3,575	6,439
Land and construction	367	29,461	—	15,735	5,257	50,820
Multi-family	2,497	—	—	5,819	1,575	9,891
Retail/office	613	2,297	2,311	1,219	2,993	9,433
Other commercial real estate	1,324	5,315	—	268	6,020	12,927
Education	—	—	—	—	—	—
Other consumer	—	285	—	—	19	304

	$6,371	$41,081	$3,253	$24,575	$20,498	$95,778

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring from April 1, 2012 to March 31, 2013, by class, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the year ended March 31, 2013 compared to year ended March 31, 2012:

	Year Ended March 31,
	2013		2012
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	—	$—	11	$1,830
Commercial and industrial	—	—	7	1,083
Land and construction	—	—	4	36,100
Multi-family	—	—	6	8,747
Retail/office	2	374	9	9,233
Other commercial real estate	2	581	4	1,543
Education	—	—	—	—
Other consumer	—	—	4	304

	4	$955	45	$58,840

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

Pledged Loans

At March 31, 2013 and 2012, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $823.7 million and $859.8 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 10.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $91,000 and $215,000 at March 31, 2013 and 2012, respectively. During the year ended March 31, 2013, there were no principal additions and principal payments totaled $124,000.

Note 6 – Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (OREO) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized, generally those greater than $10,000; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statements of Operations if, in the opinion of management, such additional losses are deemed probable.

A summary of the activity in other real estate owned is as follows:

	Year Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$88,841	$90,707
Additions (1)	75,727	77,835
Capitalized improvements	300	—
Valuations/write-offs/reserve for probable losses (2)	(26,733)	(15,338)
Valuation of deposit method property (3)	(3,301)	—
Transfer to premises and equipment	(2,870)	—
Sales	(47,622)	(64,363)

Balance at end of period	$84,342	$88,841

(1)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 during the year ended March 31, 2013.
(2)	Includes adjustments to the OREO reserve for probable losses.
(3)	Represents the write-down to fair value less estimated selling costs of a loan classified as OREO due to a Bank financed sale of foreclosed property accounted for under the deposit method because of an inadequate down payment by the buyer. The buyer recently defaulted on this loan and the property has been foreclosed upon and revalued in OREO. The valuation amount includes the write-off of principal and interest payments received over the life of the loan totaling $1.4 million and a charge-off to the allowance for loan losses of $1.9 million.

The balances at end of period above are net of a valuation allowance of $36.0 million and $22.5 million at March 31, 2013 and 2012, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	For the Year Ended March 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$22,521	$19,975	$16,630
Provision	26,733	15,338	15,125
Sales	(13,245)	(12,792)	(11,780)

Balance at end of period	$36,009	$22,521	$19,975

Net OREO expense consisted of the following components for the years ended March 31, 2013, 2012 and 2011:

	For the Year Ended March 31,
	2013	2012	2011
	(In thousands)
Valuation adjustments	$26,733	$15,338	$15,125
Foreclosure cost expense	2,602	4,387	5,586
Expenses from operations, net	8,236	8,959	10,215

OREO expense, net	$37,571	$28,684	$30,926

Note 7 – Premises, Equipment and Lease Commitments

Premises and equipment are summarized as follows:

	March 31,
	2013	2012
	(In thousands)
Land and land improvements	$7,948	$7,359
Office buildings	41,569	40,608
Furniture and equipment	36,666	45,758
Leasehold improvements	4,280	4,501

	90,463	98,226
Less accumulated depreciation and amortization	(65,994)	(72,773)

	$24,469	$25,453

Depreciation expense is summarized as follows:

	For the Year Ended March 31,
	2013	2012	2011
	(In thousands)
Building depreciation expense	$1,397	$1,484	$1,666
Furniture and fixture depreciation expense	1,682	2,010	2,438

	$3,079	$3,494	$4,104

The Corporation leases 21 branch offices and office facilities under non-cancelable operating leases which expire on various dates through 2030. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2013 are as follows:

Fiscal Year Ending March 31,	Amount of Future Minimum Payments
(In thousands)
2014	$1,480
2015	1,406
2016	1,193
2017	1,108
2018	970
Thereafter	6,271

Total	$12,428

For the years ended March 31, 2013, 2012 and 2011, land and building lease rental expense was $1.9 million, $2.2 million and $2.4 million, respectively.

Note 8 – Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when loans are sold to third parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to an asset that is owned. Servicing assets are initially measured at fair value determined using a discounted cash flow model based on market assumptions at the time of origination. Subsequently, the MSR asset is carried at the lower of amortized cost or fair value. MSRs are assessed for impairment using a discounted cash flow model provided by a third party that is based on current market assumptions at the end of each reporting period. For purposes of measuring impairment, the servicing rights are stratified into relatively homogeneous pools based on characteristics such as product type and interest rate bands. Impairment is recognized, if necessary, at the pool level rather than for each individual servicing right asset.

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

Information regarding the Corporation’s mortgage servicing rights for the years ended March 31, 2013 and 2012 is as follows:

	Year Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$24,970	$25,366
Additions	8,566	8,608
Amortization	(9,301)	(9,004)

Balance at end of period – before valuation allowance	24,235	24,970
Valuation allowance	(2,411)	(2,814)

Balance at end of period	$21,824	$22,156

Fair value at the end of the period	$22,088	$22,770
Key assumptions:
Weighted average discount rate	10.79%	11.06%
Weighted average prepayment speed	11.76%	15.18%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of March 31, 2013 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Year ended March 31, 2013	$9,301

Estimate for the year ended March 31,
2014	$4,847
2015	3,878
2016	3,102
2017	2,482
2018	1,985
Thereafter	7,941

Total	$24,235

The unpaid principal balance of mortgage loans serviced for others is not included in the consolidated balance sheets. The unpaid principal of mortgage loans serviced was approximately $2.91 billion and $3.13 billion at March 31, 2013 and 2012, respectively.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Corporation is responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan. The expense recorded to indemnify investors for such losses totaled $4.5 million, $0.2 million and zero for the years ending March 31, 2013, 2012 and 2011, respectively.

Note 9 – Deposits

Deposits are summarized as follows:

	March 31,
	2013		2012
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$267,732	0.00%	$264,700	0.00%
Interest-bearing checking	295,478	0.08	274,414	0.08

Total checking accounts	563,210	0.04	539,114	0.04
Money market accounts	491,330	0.19	468,283	0.30
Regular savings	290,705	0.10	265,238	0.10
Advance payments by borrowers for taxes and insurance	20,804	0.10	22,359	0.10
Certificates of deposit:
0.00% to 0.99%	519,909	0.39	487,026	0.59
1.00% to 1.99%	92,164	1.23	264,300	1.37
2.00% to 2.99%	17,628	2.37	154,993	2.24
3.00% to 3.99%	12,433	3.58	24,462	3.52
4.00% and above	16,842	4.38	39,126	4.89

Total certificates of deposit	658,976	0.72	969,907	1.31

Total deposits	$2,025,025	0.31%	$2,264,901	0.65%

Annual maturities of certificates of deposit outstanding at March 31, 2013 are summarized as follows:

Matures During Year Ending March 31,	Amount
(In thousands)
2014	$479,767
2015	102,974
2016	18,529
2017	33,085
2018	24,621

Total	$658,976

At March 31, 2013 and 2012, certificates of deposit with balances greater than or equal to $100,000 totaled $109.5 million and $195.2 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2013 and 2012, the Bank had $100,000 and $2.1 million in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. There were no out of network certificates of deposit at March 31, 2013. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 10 – Other Borrowed Funds

Other borrowed funds consist of the following:

		March 31,
		2013		2012
	Matures During Year Ending March 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances:	2013	$—	0.00%	$10,000	4.12%
	2014	11,500	1.93	11,500	1.93
	2015	—	0.00	150,000	1.62
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB advances		197,500	3.06	357,500	2.49
Credit agreement		116,300	15.00	116,300	15.00
Repurchase agreements		3,425	0.14	2,303	0.21

		$317,225	7.41%	$476,103	5.53%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB borrowings totaled $717.0 million and $744.6 million at March 31, 2013 and 2012, respectively. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $152.1 million and $184.6 million at March 31, 2013 and 2012, respectively. FHLB borrowings of $181.0 million have call features that may be exercised quarterly by the FHLB.

On December 21, 2012, FHLB advances totaling $150.0 million were prepaid. The prepaid advances were floating rate, maturing in January 2015, with a then current weighted average rate of 1.41%. The prepayment triggered an early termination penalty of $3.5 million which was recorded in non-interest expense.

Credit Agreement

As of March 31, 2013 and 2012, a total of $116.3 million had been drawn at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank. The total line of credit available is $116.3 million.

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall continue to bear interest at 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the

Credit Agreement is paid in full or (ii) June 30, 2013. At March 31, 2013, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $53.3 million and $6.9 million, respectively.

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

The Bank is in compliance with these covenants at March 31, 2013.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2013, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement and Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s ability to continue as a going concern.

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

Note 11 – Preferred Stock

The Corporation’s Articles of Incorporation, as amended, permit the issuance of 5,000,000 shares of preferred stock at a par value of $0.10 per share. The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank above the common stock as to dividend rights, liquidation preferences or both, and may have full or limited voting rights. Under Wisconsin state law, preferred stockholders would be entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking above thereto in rights and preferences.

In January 2009, the Corporation elected to participate in the Capital Purchase Program (“CPP”) and received proceeds of $110 million. Pursuant to the Corporation’s election to participate, the Department of the Treasury (“Treasury”) purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7,399,103 shares of common stock. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a rate of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the payment of dividends to common shareholders and stock repurchase activities.

The Corporation has deferred 16 dividend payments on the Series B Preferred Stock held by the Treasury. On December 31, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation as a result of the nonpayment of dividends. At March 31, 2013 and 2012, the cumulative amount of dividends in arrears not declared, including additional amounts attributable to compounding, was $25.3 million and $18.8 million, respectively.

The proceeds received were allocated between the preferred stock and the warrants based upon relative fair value, which resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrants. The discount is accreted as an adjustment to retained earnings on a straight line basis over five years. The allocated carrying value of the preferred stock and warrants on the date of issuance (based on their relative fair values) were $72.9 million and $37.1 million, respectively. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the preferred stock for all past dividend periods. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the holders of the preferred stock. The Corporation may redeem the preferred stock at a redemption price equal to the sum of the liquidation preference of $1,000 per share and any accrued and unpaid dividends. The Treasury may also transfer the preferred stock to a third party at any time.

Note 12 – Common Equity

Common Stock Warrants

The Corporation’s election to participate in the Department of the Treasury’s (“Treasury”) Capital Purchase Program (“CPP”) in January 2009 resulted in the Treasury purchasing the Corporation’s preferred stock, along with warrants to purchase approximately 7,399,103 shares of common stock. The warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $2.23 per share (subject to certain anti-dilution adjustments).

The following assumptions were used in estimating the fair value for the warrants at the date of issuance: a weighted average expected life of 10 years, a risk-free interest rate of 3.35%, an expected volatility of 50.12%, and a dividend yield of 1.55%. Based on these assumptions, the estimated fair value of the warrants was $37.1 million. The weighted average expected life of the warrants represents the period of time the instruments were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Corporation’s stock.

Shareholders’ Rights Plan

On November 5, 2010, a shareholder rights plan was entered into designed to reduce the likelihood that an “ownership change” under U.S. federal income tax laws will be experienced. This rights plan is similar to rights plans adopted by other public companies with significant tax attributes. The purpose of the rights plan is to protect our ability to use our tax assets, such as net operating loss carryforwards and built-in losses, to offset future taxable income, which would be substantially limited if we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if our “5-percent shareholders,” as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As part of the rights plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The rights were distributed to shareholders of record as of November 22, 2010, as well as to holders of shares of our common stock issued after that date, but would only be activated if triggered by the rights plan.

Note 13 – Regulatory Capital

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tier 1 leverage, tier 1 risk-based and total risk-based capital. As of March 31, 2013, the Bank was adequately capitalized under standard regulatory guidelines. Under these requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well capitalized under standard regulatory guidelines and as required by the Cease and Desist Order at March 31, 2013 and 2012:

			Minimum Required
			To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Actual
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
March 31, 2013
Tier 1 leverage (1)	$107,272	4.53%	$94,775	4.00%	$118,469	5.00%	$189,551	8.00%
Tier 1 risk-based capital (2)	107,272	7.71	55,655	4.00	83,483	6.00	N/A	N/A
Total risk-based capital (3)	125,459	9.02	111,311	8.00	139,139	10.00	166,966	12.00

March 31, 2012
Tier 1 leverage (1)	$125,894	4.51%	$111,685	4.00%	$139,606	5.00%	$223,370	8.00%
Tier 1 risk-based capital (2)	125,894	7.11	70,850	4.00	106,276	6.00	N/A	N/A
Total risk-based capital (3)	149,141	8.42	141,701	8.00	177,126	10.00	$212,551	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the components of the Bank’s federal regulatory capital at March 31, 2013 and 2012:

	March 31,
	2013	2012
	(In thousands)
Stockholders’ equity of the Bank	$112,796	$128,071
Less: Disallowed servicing assets	(1,945)	(2,045)
Accumulated other comprehensive income	(3,579)	(132)

Tier 1 capital	107,272	125,894
Plus: Allowable general valuation allowances	18,187	23,247

Total risk-based capital	$125,459	$149,141

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. As part of the Cease and Desist Agreement, the Corporation must receive the permission of the Federal Reserve prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in Note 2.

Note 14 – Employee Benefit Plans

Defined Contribution Plans

The Corporation maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 100% of their base compensation on a pre-tax basis up to annual IRS limits. In January 2013, the Corporation reinstated the matching contribution which had been suspended since October 2009. The Corporation matches the first 2% contributed with a dollar-for-dollar match and the next 2% of employee contributions at a rate of $.50 for each dollar. The plan offers 20 investment options. Employees are allowed to self-direct their investments on a daily basis. The Corporation may also contribute additional amounts at its discretion. The Corporation contributed $213,000 for the year ended March 31, 2013 and made no contributions to this plan for the years ended March 31, 2012 and 2011.

ESOP

The Corporation previously sponsored an Employee Stock Ownership Plan (“ESOP”) which was available to all employees with more than one year of employment, who were at least 21 years of age and who work more than 1,000 hours in a plan year. On December 1, 2010, preliminary approval was received from the Internal Revenue Service to terminate the ESOP and the plan was terminated as of January 31, 2011. Participants of the ESOP were notified that they had several options for distributing their shares and cash from the ESOP including in-kind distribution to a qualified retirement plan, in-kind distribution to them personally, cash distribution to a qualified retirement plan, and a lump sum cash distribution to them personally. The termination of the ESOP caused no recourse to the Corporation. There were no ESOP contributions for fiscal year 2011.

The activity in the ESOP plan is shown below. There are no shares remaining in the ESOP due to termination of the plan.

Year Ended March 31, 2011
Shares at beginning of year	1,334,140
Additional shares purchased	—
Shares distributed for terminations	(1,328,430)
Sale of shares for cash distributions	(5,710)

Balance at end of year	—
Allocated shares included above	—

Unallocated shares	—

MRP

The Corporation maintains a Management Recognition Plan (“MRP”), under which a total of 4% of the shares of the Corporation’s common stock was acquired and reserved for issuance under the MRP. The Bank previously contributed $2.0 million to the MRP with which the MRP trustee acquired a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the MRP was amended and restated to extend the term. There were no shares granted, no compensation expense and no shares vested related to the MRP during the years ended March 31, 2013, 2012 and 2011.

The number and cost of unallocated MRP shares totaled 429,869 shares and $927,000 at March 31, 2013, 2012 and 2011 and is included in treasury stock in the consolidated balance sheets.

Stock Compensation Plans

The Corporation has several stock-based compensation plans (“Plan(s)”) including the 2004 Equity Incentive Plan under which shares of common stock are reserved for the grant of incentive and non-incentive stock options and restricted stock or restricted stock units to directors, officers and employees. The purpose of the Plans was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the current Plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Stock Options

Stock option activity is summarized as follows:

	Year Ended March 31,
	2013		2012		2011
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding at beginning of year	189,345	$25.19	408,850	$22.34	474,670	$21.61
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(69,000)	24.08	(219,505)	19.89	(65,820)	17.08

Outstanding at end of year	120,345	$25.82	189,345	$25.19	408,850	$22.34

Options vested and exercisable at year-end	120,345	$25.82	189,345	$25.19	408,850	$22.34

Intrinsic value of options exercised	$—		$—		$—

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2013 was zero. At March 31, 2013, 810,445 shares were available for future grants. There was no compensation expense related to stock options for the fiscal years ended March 31, 2013, 2012 and 2011.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2013:

	Options Outstanding
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Exercisable Options
$23.77	82,800	0.19	82,800
$28.50	17,545	1.65	17,545
$31.95	20,000	2.32	20,000

	120,345	0.76	120,345

Restricted Stock

Restricted stock grants primarily vest over a period of three to five years and are included in outstanding shares at the time of grant. The fair value of restricted stock equals the average of the high and low market value on the date of grant and that amount is amortized on a straight-line basis to compensation and benefits expense over the vesting period. There were no shares granted under the plan for the years ended March 31, 2013, 2012 and 2011. The restricted stock grant plan expense was $55,000, $256,000 and $305,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

The activity in restricted stock is summarized as follows:

	Year Ended March 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	18,500	$22.85	30,000	$23.24	52,450	$22.98
Granted	—	—	—	—	—	—
Vested	(18,000)	22.85	(11,500)	23.87	(15,650)	22.24
Forfeited	(500)	22.85	—	—	(6,800)	23.51

Balance at end of year	—	$—	18,500	$22.85	30,000	$23.24

As of March 31, 2013, all compensation cost related to restricted stock grants was recognized. The fair value of restricted stock that vested during the year ended March 31, 2013 was $8,000.

Deferred Compensation Plans

Deferred compensation plans include an agreement with a previous executive established in 1986 to provide recognition of services performed and additional compensation for services to be performed. The Bank established a grantor trust in 1992 and fully funded the vehicle to facilitate distribution obligations under the agreement, and the trust subsequently purchased shares as all benefits payable under the agreement are payable in the Corporation’s stock. The benefits are 100% vested and distributions are made in ten annual installments following the termination of employment. The first distribution was made on December 3, 2010 and the remaining balance payable is 166,480 shares.

The Corporation also established an Excess Benefit Plan to provide deferred compensation to certain members of management. As contributions were made to a participant’s account, funds were deposited into a trust account for the participant and in turn shares of ABCW stock were purchased. No contributions were made during the years ended March 31, 2013, 2012 and 2011. Distributions are made to remaining participants six months following termination and there are 67,078 shares remaining for distribution.

An obligation totaling $901,000 at March 31, 2013, representing the cost basis of undistributed shares in both plans described above is included in the deferred compensation obligation component of stockholders’ deficit. This amount is offset by the cost basis of undistributed shares purchased included in the additional paid in capital component of stockholders’ deficit. No compensation expense was recognized for these plans in the three years ending March 31, 2013, 2012 and 2011.

Note 15 – Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31,
	2013	2012
	(In thousands)
Commitments to extend credit:	$34,697	$28,197
Unused lines of credit:
Home equity	108,628	112,760
Credit cards	28,541	31,658
Commercial	15,666	9,446
Letters of credit	15,546	17,349
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	20,442

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

At March 31, 2013, the Corporation has $2.0 million of reserves on unfunded commitments, unused lines of credit, letters of credit and $2.6 million of reserves for repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

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

Pursuant to a credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $15.9 million at March 31, 2013 related to approximately $276.4 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $14,000, $71,000 and $648,000 for the years ending March 31, 2013, 2012 and 2011, respectively. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $1.6 million, $1.7 million and $2.1 million for the years ending March 31, 2013, 2012 and 2011, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related expense was $1.9 million, $200,000 and zero for the years ending March 31, 2013, 2012 and 2011, respectively.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. Although no specific reserve for loss has been established at March 31, 2013, possible losses due to an unfavorable outcome have been estimated in the range of zero to $2.4 million due to a shortfall in collateral value.

Note 16 – Derivative Financial Instruments

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

Derivative financial instruments are summarized as follows:

	Balance Sheet Location	At March 31,
		2013		2012
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$53,169	$689	$115,032	$943
Forward contracts to sell mortgage loans (2)	Other liabilities	10,000	1	50,000	98

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	559	3	27,689	72
Forward contracts to sell mortgage loans (2)	Other liabilities	50,000	313	105,000	557

(1)	Interest rate lock commitments include $35.8 million and $118.3 million of commitments not yet approved in the credit underwriting process at March 31, 2013 and 2012, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Interest rate lock commitments	$(184)	$796	$141
Forward contracts to sell mortgage loans	(6,836)	(7,270)	(648)

Total	$(7,020)	$(6,474)	$(507)

Note 17 – Fair Value of Financial Instruments

ASC Topic 820 establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining fair value, various valuation methods are used including market, income and cost approaches. Assumptions that market participants would use in pricing the asset or liability are utilized in these valuation methods, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, market corroborated or generally unobservable inputs. Valuation methodologies are employed that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation methodologies, financial assets and liabilities measured at fair value on a recurring and nonrecurring basis are categorized according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities that are adjusted to fair value are classified in one of the following three categories:

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of March 31, 2013 and 2012, by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,504	$—	$3,504
Corporate stock and bonds	264	—	—	264
Non-agency CMOs	—	—	7,549	7,549
Government sponsored agency mortgage-backed securities	—	3,184	—	3,184
GNMA mortgage-backed securities	—	252,286	—	252,286
Other assets:
Interest rate lock commitments	—	689	—	689

Total	$264	$259,663	$7,549	$267,476

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$3	$—	$3
Forward contracts to sell mortgage loans	—	312	—	312

Total	$—	$315	$—	$315

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2012
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,531	$—	$3,531
Corporate stock and bonds	661	—	—	661
Non-agency CMOs	—	—	21,592	21,592
Government sponsored agency mortgage-backed securities	—	4,195	—	4,195
GNMA mortgage-backed securities	—	212,320	—	212,320
Other assets:
Interest rate lock commitments	—	943	—	943

Total	$661	$220,989	$21,592	$243,242

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$72	$—	$72
Forward contracts to sell mortgage loans	—	459	—	459

Total	$—	$531	$—	$531

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at March 31, 2013 and 2012 to price GNMA mortgage-backed securities are as follows:

	March 31,
	2013		2012
	From	To	From	To
Coupon rate	1.6%	4.6%	1.6%	5.5%
Duration (in years)	1.2	5.1	0.1	6.1
PSA prepayment speed	283	453	201	495

The Corporation had 99.3% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model which incorporates inputs considered Level 3 by the accounting guidance. The significant inputs used by the model at March 31, 2013 and 2012 include observable and unobservable inputs as follows:

	March 31,
	2013		2012
	From	To	From	To
Observable inputs:
30 to 59 day delinquency rate	2.0%	4.6%	1.2%	4.8%
60 to 89 day delinquency rate	0.7	3.1	0.6	2.5
90 plus day delinquency rate	2.4	6.2	1.1	6.0
Loss severity	39.9	71.2	39.5	71.7
Coupon rate	5.0	6.0	5.0	7.5
Current credit support	—	58.4	—	25.3
Unobservable inputs:
Month 1 to month 24 constant default rate	4.5	11.5	3.4	11.3
Discount rate	4.0	7.0	4.0	12.0

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Year Ended March 31,
	2013	2012
	(In thousands)
Non-agency CMOs
Beginning balance	$21,592	$46,637
Total realized/unrealized gains (losses):
Included in earnings	(191)	334
Included in other comprehensive income	3,139	(192)
Included in earnings as unrealized other-than-temporary impairment	(412)	(558)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	4	—
Included in earnings as realized other-than-temporary impairment	721	363
Principal repayments	(5,042)	(8,596)
Sales	(12,262)	(16,396)

Ending balance	$7,549	$21,592

There were no transfers in or out of Levels 1, 2 or 3 during the years ended March 31, 2013 and 2012. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of March 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$76,430	$76,430
Loans held for sale	—	643	—	643
Mortgage servicing rights	—	—	20,889	20,889
Other real estate owned	—	—	84,342	84,342

Total assets at fair value	$—	$643	$181,661	$182,304

March 31, 2012
Impaired loans, with an allowance recorded, net	$—	$—	$129,446	$129,446
Loans held for sale	—	145	—	145
Mortgage servicing rights	—	—	20,671	20,671
Other real estate owned	—	—	88,841	88,841

Total assets at fair value	$—	$145	$238,958	$239,103

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

Loans held for sale primarily consist of certain recently originated fixed- and adjustable-rate residential mortgage loans and are carried at the lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices for similar loans and the amount of any gross loss is recorded as a valuation allowance in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment to the loan carrying value.

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. Mortgage servicing rights are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, the difference is recognized in non-interest expense as an impairment loss.

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans – include discount rates in the range of 10.0% to 23.5% as well as total portfolio lifetime weighted average prepayment speeds of 7.5% to 37.6% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2013 and 2012.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	March 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$228,536	$228,536	$242,980	$242,980
Investment securities available for sale	266,787	266,787	242,299	242,299
Investment securities held to maturity	—	—	20	20
Loans held for sale	18,058	18,356	39,332	39,742
Loans held for investment	1,670,543	1,643,968	2,057,744	2,008,278
Mortgage servicing rights	21,824	22,088	22,156	22,770
Federal Home Loan Bank stock	25,630	25,630	35,792	35,792
Accrued interest receivable	9,563	9,563	12,075	12,075
Interest rate lock commitments	689	689	943	943
Forward contracts to sell mortgage loans (1)	1	1	98	98

Financial liabilities:
Deposits	2,025,025	1,994,545	2,264,901	2,232,691
Other borrowed funds	317,225	341,903	476,103	502,846
Accrued interest payable – borrowings	53,788	53,788	36,568	36,568
Accrued interest payable – deposits	607	607	1,519	1,519
Interest rate lock commitments	3	3	72	72
Forward contracts to sell mortgage loans (1)	313	313	557	557

(1)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 18 – Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The provision for income taxes consists of the following:

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$(51)	$—	$150
State	(130)	10	14

	(181)	10	164
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax expense (benefit)	$(181)	$10	$164

At March 31, 2013, 2012 and 2011, the affiliated group had a federal net operating loss carryover of $285.9 million, $232.4 million and $168.7 million, respectively, and at March 31, 2013, 2012 and 2011, certain subsidiaries had state net operating loss carryovers of $403.4 million, $350.4 million and $288.2 million, respectively. These carryovers expire in varying amounts in 2013 through 2033.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended March 31,
	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Net loss before income taxes	$(34,353)	100.0%	$(36,728)	100.0%	$(41,014)	100.0%

Income tax expense (benefit) at federal statutory rate	$(12,024)	35.0%	$(12,855)	35.0%	$(14,355)	35.0%
State income taxes, net of federal income tax benefits	(1,840)	5.4	(1,874)	5.1	(2,126)	5.2
Increase in tax exposure reserve	—	—	—	—	150	(0.4)
Increase in valuation allowance	13,643	(39.7)	14,666	(39.9)	16,656	(40.6)
Other	40	(0.1)	73	(0.2)	(161)	0.4

Income tax expense (benefit)	$(181)	0.5%	$10	0.0%	$164	(0.4)%

The Corporation accounts for income taxes based on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. Significant net deferred tax assets have been created for NOL carryforwards and deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax purposes, only net charge-offs on uncollectible loans are deductible, not the provision for credit losses.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s evaluation and judgment of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and past several years as well as general business and economic trends.

At March 31, 2013 and 2012, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions increase the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $162.1 million and $149.8 million at March 31, 2013 and 2012, respectively, was recorded to offset net deferred tax assets.

The significant components of deferred tax assets (liabilities) are as follows:

	March 31,
	2013	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$32,275	$44,604	$60,174
OREO valuation allowance and other loss reserves	17,101	12,094	10,835
Federal NOL carryforwards	101,629	82,885	61,433
State NOL carryforwards	20,929	18,178	14,906
Unrealized gains (losses)	—	—	7,984
Other	3,629	3,851	4,310

Total deferred tax assets	175,563	161,612	159,642
Valuation allowance	(162,077)	(149,831)	(143,505)

Adjusted deferred tax assets	13,486	11,781	16,137
Deferred tax liabilities:
FHLB stock dividends	(1,928)	(2,636)	(3,962)
Mortgage servicing rights	(8,754)	(8,825)	(9,884)
Unrealized securities gains, net	(1,435)	(53)	—
Other	(1,369)	(267)	(2,291)

Total deferred tax liabilities	(13,486)	(11,781)	(16,137)

Net deferred tax assets	$—	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 and 2012, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 19 – Earnings Per Share

Basic earnings per share for the years ended March 31, 2013 and 2012 has been determined by dividing net loss available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

The computation of earnings per share for fiscal years 2013, 2012 and 2011 is as follows:

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share – net loss available to common equity	$(48,144)	$(50,429)	$(54,524)
Denominator:
Denominator for basic earnings per share – weighted-average shares	21,247	21,248	21,252
Effect of dilutive securities:
Employee stock options	—	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	21,247	21,248	21,252

Basic loss per common share	$(2.27)	$(2.37)	$(2.57)

Diluted loss per common share	$(2.27)	$(2.37)	$(2.57)

At March 31, 2013, approximately 120,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Common stock warrants (see Note 12) to purchase up to 7,399,103 shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common stock and, therefore, anti-dilutive.

Note 20 – Segment Information

The Corporation provides a full range of banking services, as well as invested in real estate ventures through its two consolidated subsidiaries. The Corporation manages its business primarily by focusing on the results for each subsidiary. Thus, two operating segments have been identified, and operating segments have been aggregated.

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

Real Estate Investments: The Corporation’s non-banking subsidiary, IDI, invested in limited partnerships in real estate developments. Such investments included residential developments. In 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed lots. The assets that remain at IDI include an equity interest in one commercial enterprise and one residential real estate development along with several notes receivable.

The Real Estate Investment segment has borrowed funds from the Corporation to meet its operating needs. Such intercompany borrowings and the interest income and interest expense associated with such borrowings are eliminated in consolidation.

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2013, 2012 and 2011, respectively.

Year Ended:	Real Estate Investments	Community Banking	Intersegment Eliminations	Consolidated Financial Statements
	(In thousands)
March 31, 2013
Interest income	$54	$99,828	$—	$99,882
Interest expense	—	37,399	—	37,399

Net interest income	54	62,429	—	62,483
Provision for credit losses	—	9,125	—	9,125

Net interest income after provision for credit losses	54	53,304	—	53,358
Other income	80	45,826	(5)	45,901
Other expense	(687)	(132,930)	5	(133,612)

Loss before income taxes	(553)	(33,800)	—	(34,353)
Income tax expense (benefit)	(1,574)	1,393	—	(181)

Net income (loss)	$1,021	$(35,193)	$—	$(34,172)

Total assets at end of period	$831	$2,366,752	$—	$2,367,583

March 31, 2012
Interest income	$54	$127,199	$—	$127,253
Interest expense	—	55,329	—	55,329

Net interest income	54	71,870	—	71,924
Provision for credit losses	—	33,578	—	33,578

Net interest income after provision for credit losses	54	38,292	—	38,346
Other income	222	49,044	(5)	49,261
Other expense	(886)	(123,454)	5	(124,335)

Loss before income taxes	(610)	(36,118)	—	(36,728)
Income tax expense (benefit)	(41)	51	—	10

Net loss	$(569)	$(36,169)	$—	$(36,738)

Total assets at end of period	$550	$2,788,902	$—	$2,789,452

March 31, 2011
Interest income	$83	$166,384	$—	$166,467
Interest expense	—	81,383	—	81,383

Net interest income	83	85,001	—	85,084
Provision for credit losses	—	51,198	—	51,198

Net interest income after provision for credit losses	83	33,803	—	33,886
Other income	92	59,173	(5)	59,260
Other expense	(667)	(133,498)	5	(134,160)

Loss before income taxes	(492)	(40,522)	—	(41,014)
Income tax expense (benefit)	641	(477)	—	164

Net loss	$(1,133)	$(40,045)	$—	$(41,178)

Total assets at end of period	$518	$3,394,307	$—	$3,394,825

Note 21 – Branch Sales

On June 25, 2010, the Corporation completed the sale of eleven branches located in Northwest Wisconsin to Royal Credit Union headquartered in Eau Claire, Wisconsin. Royal Credit Union assumed approximately $171.2 million in deposits and acquired $61.8 million in loans and $9.8 million in office properties and equipment. The net gain on the sale was $5.0 million. The net gain included a write off of a $3.9 million core deposit intangible that was required when designated core deposits were sold in this transaction.

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

Note 22 – Condensed Parent Only Financial Information

The following represents parent company only financial information:

Condensed Balance Sheets

	March 31,
	2013	2012
	(In thousands)
Assets
Cash and cash equivalents	$2,976	$2,584
Investment in subsidiaries	116,357	127,690
Loans receivable from non-bank subsidiaries	—	4,225
Other assets	541	632

Total assets	$119,874	$135,131

Liabilities
Loans payable	$116,300	$116,300
Accrued interest and fees payable	60,161	41,042
Other liabilities	3,277	7,339

Total liabilities	179,738	164,681
Stockholders’ Deficit
Total stockholders’ deficit	(59,864)	(29,550)

Total liabilities and stockholders’ deficit	$119,874	$135,131

Condensed Statements of Operations

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Interest income	$5	$7	$10
Interest expense	19,119	17,498	14,983

Net interest expense	(19,114)	(17,491)	(14,973)
Equity in net loss from subsidiaries	(14,781)	(19,498)	(26,707)
Non-interest income	4	413	—

Loss from operations	(33,891)	(36,576)	(41,680)
Non-interest expense	687	1,287	935

Loss before income taxes	(34,578)	(37,863)	(42,615)
Income tax benefit	(406)	(1,125)	(1,437)

Net loss	(34,172)	(36,738)	(41,178)
Preferred stock dividends in arrears	(6,560)	(6,278)	(5,934)
Preferred stock discount accretion	(7,412)	(7,413)	(7,412)

Net loss available to common equity	$(48,144)	$(50,429)	$(54,524)

Condensed Statements of Cash Flows

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Operating Activities
Net loss	$(34,172)	$(36,738)	$(41,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	14,781	19,498	26,707
Other	15,558	17,205	17,589

Net cash provided by (used in) operating activities	(3,833)	(35)	3,118
Investing Activities
Proceeds from sales of investment securities available for sale	—	—	—
Net decrease in loans receivable from non-bank subsidiaries	4,225	—	375
Capital contribution to Bank subsidiary	—	—	(2,000)
Capital contribution to non-Bank subsidiary	—	—	—

Net cash provided by (used in) investing activities	4,225	—	(1,625)
Financing Activities
Issuance of treasury stock related to equity compensation plans	—	—	6
Purchase of remaining ESOP shares	—	—	(8)

Net cash provided by (used in) financing activities	—	—	(2)
Increase (decrease) in cash and cash equivalents	392	(35)	1,491
Cash and cash equivalents at beginning of year	2,584	2,619	1,128

Cash and cash equivalents at end of year	$2,976	$2,584	$2,619

McGladrey LLP Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Corporation) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Notes 2 and 13 to the consolidated financial statements, at March 31, 2013, all of the subsidiary bank’s regulatory capital amounts and ratios are below the capital levels required by the cease and desist order. The subsidiary bank has also suffered recurring losses from operations. Failure to meet the capital requirements exposes the Corporation to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the subsidiary bank. In addition, as discussed in Notes 2 and 10, the Corporation’s outstanding balance under the Amended and Restated Credit Agreement is currently in default. These matters raise substantial doubt about the ability of the Corporation to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 24, 2013 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ McGladrey LLP

Madison, Wisconsin

May 24, 2013

McGladrey LLP Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries’ (the Corporation’s) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion the Corporation maintained in all material respects effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2013 of Anchor BanCorp Wisconsin Inc. and our report dated May 24, 2013 expressed an unqualified opinion with an emphasis paragraph regarding the Corporation’s ability to continue as a going concern.

/s/ McGladrey LLP

Madison, Wisconsin

May 24, 2013

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure and control procedures as of March 31, 2013.

As of March 31, 2013, the CEO and CFO have concluded that the disclosure and control procedures were effective for providing reliability in financial reporting and the preparation of financial statements.

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

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Corporation internal control over financial reporting was effective as of March 31, 2013.

Internal Control over Financial Reporting

During the year ended March 31, 2013, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation maintained effective entity level controls over financial reporting to ensure that the Corporation’s financial statements are prepared in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 1, 2013.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 1, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 1, 2013.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Category
Equity compensation plans approved by security holders	120,345	(1)	$25.82	1,240,314	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	120,345		$25.82	1,240,314

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a shareholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.
(2)	Includes 810,445 shares of stock options available for future grants and 429,869 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 1, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 1, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey LLP, dated May 24, 2013, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2013 and 2012.

Consolidated Statements of Operations and Comprehensive Loss for each year in the three-year period ended March 31, 2013.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each year in the three-year period ended March 31, 2013.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2013.

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

(a) (3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.    Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc., as amended, including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K for the year ended March 31, 2001 filed on June 11, 2001, File No. 000-20006, Film No. 01657997) and Articles of Amendment with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series B dated January 30, 2009 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).

3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992) and Amendment to the Bylaws of Anchor BanCorp Wisconsin, Inc. dated June 2, 2009 (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

Exhibit No. 4.    Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

4.2	Warrant to Purchase Shares of Anchor BanCorp Wisconsin, Inc. Common Stock dated January 30, 2009 issued to the United States Department of the Treasury (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).

4.3	Rights Agreement dated as of November 5, 2010 between Anchor BanCorp Wisconsin, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed November 5, 2010, File No. 101169696).

Exhibit No.    10. Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

10.2	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to Annex B of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).

10.3	Employment Agreement between the Bank and Scott McBrair effective January 31, 2012 (incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 filed on June 5, 2012, File No. 001-34955).

10.4	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).

10.5	1995 Stock Incentive Plan (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).

10.6	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

10.7	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

10.8	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994 filed on June 29, 1994, File No. 000-2006).

10.9	2001 Stock Option Plan for Non-Employee Directors (incorporated by reference to Annex C of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).

10.10	2004 Equity Incentive Plan (incorporated by reference to Appendix B of Registrant’s proxy statement filed June 10, 2004, File No. 000-20006, Film No. 04857422).

10.11	Employment Agreement between the Bank and Chris Bauer effective June 23, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 30, 2011, File No. 001-34955, Film No. 11940130).

10.12	Amended and Restated Credit Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).

10.13	Pledge Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).

10.14	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 30, 2008, File No. 000-20006, Film No. 081098069).

10.15	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 22, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 31, 2008, File No. 000-20006, Film No. 081279327).

10.16	Letter Agreement including the Securities Purchase Agreement – Standard Terms, between Anchor BanCorp Wisconsin, Inc. and the United States Department of the Treasury, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).

10.17	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 2, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 4, 2009, File No. 000-20006, Film No. 09654044).

10.18	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 29, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 2, 2009, File No. 000-20006, Film No. 09867558).

10.19	Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.20	Stipulation and Consent to Issuance of Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.21	Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.30 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.22	Stipulation and Consent to Issuance of Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.31 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.23	Employment Agreement between the Bank and Martha M. Hayes effective August 1, 2011 (incorporated by reference to Exhibit 10.31 of Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011, File No. 001-34955, Film No. 111185277.).

10.24	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of December 22, 2009, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 23, 2009, File No. 000-20006, Film No. 091258727).

10.25	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of April 29, 2010, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 6, 2010, File No. 000-20006, Film No. 10808918).

10.26	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of May 25, 2011, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 1, 2011, File No. 001-34955, Film No. 11883616).

10.27	Prompt Corrective Action Directive between AnchorBank, fsb and the Office of Thrift Supervision (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed September 8, 2010, File No. 000-20006, Film No. 101061856).

10.28	Branch Sale Agreement between AnchorBank, fsb and Nicolet National Bank dated May 5, 2010 (incorporated by reference to Exhibit 10.35 of Registrant’s Annual Report on Form 10-K filed June 29, 2010, File No. 000-20006, Film No. 10924914).

10.29	Branch Sale Agreement between AnchorBank, fsb and Royal Credit Union dated November 13, 2009 (incorporated by reference to Exhibit 10.36 of Registrant’s Annual Report on Form 10-K filed June 29, 2010, File No. 000-20006, Film No. 10924914).

10.30	Severance Agreement between the Bank and Donald Bertucci effective January 1, 2011 (incorporated by reference to Exhibit 10.30 of Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011, File No. 001-34955, Film No. 111185277).

10.31	Amendment No. 8 to Amended and Restated Credit Agreement, dated as of November 29, 2011, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2011, File No. 001-34955, Film No. 111234622).

10.32	Amendment No. 9 to Amended and Restated Credit Agreement, dated as of November 30, 2012, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2012, File No. 001-34955, Film No. 121234278).

The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.32 above.

Exhibit No. 11.    Computation of Earnings per Share:

Refer to Note 19 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.    Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1    Consent of McGladrey LLP:

The consent of McGladrey LLP is included herein as an exhibit to this Report.

Exhibit No. 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit No. 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this report.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this report.

Exhibit No. 99.1	Section III Certification of Chief Executive Officer is included herein as an exhibit to this report.

Exhibit No. 99.2	Section III Certification of Chief Financial Officer is included herein as an exhibit to this report.

Exhibit No. 101	The following financial statements from the Anchor Bancorp Wisconsin, Inc. Annual Report on Form 10-K for the year ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements are included herein as an exhibit to this report.

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

Date: May 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Chris Bauer	By:	/s/ Thomas G. Dolan
	Chris Bauer President and Chief Executive Officer (principal executive officer) Date: May 24, 2013		Thomas G. Dolan Executive Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: May 24, 2013

By:	/s/ Richard A. Bergstrom	By:	/s/ Pat Richter
	Richard A. Bergstrom Director Date: May 24, 2013		Pat Richter Director Date: May 24, 2013

By:	/s/ James D. Smessaert	By:	/s/ Holly Cremer Berkenstadt
	James D. Smessaert Director Date: May 24, 2013		Holly Cremer Berkenstadt Director Date: May 24, 2013

By:	/s/ Duane Morse	By:	/s/ Leonard Rush
	Duane Morse Director Date: May 24, 2013		Leonard Rush Director Date: May 24, 2013

By:	/s/ David L. Omachinski
David L. Omachinski Director Date May 24, 2013