Form 10-K/A
period 2013-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2013-06-28
CIK 885322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Anchor BanCorp Wisconsin Inc. (referred to as “Anchor”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended March 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on May 24, 2013 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended March 31, 2013. Therefore, such information will not be incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders. Thus, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officers are providing Rule 13a-14(s) certifications as included herein.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2013 FORM 10-K/A ANNUAL REPORT

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

DIRECTORS

Our articles of incorporation, as amended, provide that the Board shall be divided into three classes which are as equal in number as possible. One class is elected each year to serve for a term of three years, and in each case until their successors are elected and qualified. In addition to the directors nominated by the Board and voted upon by our common shareholders, effective September 28, 2011, the U.S. Treasury, the sole shareholder of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, exercised its right to appoint two directors, Messrs. Morse and Rush, to the Board. All directors serve on the Board of the Company and its wholly-owned subsidiary, Anchor Bank fsb. The following information is provided regarding the Directors as of March 31, 2013.

Chris M. Bauer Director since 2009 Term expires in 2015 Age 64	Director; President and Chief Executive Officer of the Company since June 2009; Director and Chief Executive Officer of the Bank since June 2009. Prior to joining the Company, Mr. Bauer was an independent consultant and immediate past chairman of the American Automobile Association; founded First Business Bank Milwaukee in 2000, serving as its chairman until 2003; retired as chairman and Chief Executive Officer of Firstar Bank Milwaukee and head of commercial banking for Firstar Corp. in 1999.

Richard A. Bergstrom Director since 1999 Term expires in 2014 Age 63	Director; President of Bergstrom Corporation, Wisconsin’s largest automotive retailer, with 25 dealerships across the state; Director of the Bank. His qualifications to serve as a director of the Company, as a member of the Compensation Committee, and as a member of the Nominating and Governance Committee include substantial senior management expertise and financial expertise as president of Bergstrom Corporation.

Holly Cremer Berkenstadt Director since 1994 Term expires in 2015 Age 57	Director; Former Chairman of the Board and Director of Wisconsin Cheeseman, Inc., a direct food and gift company located in Sun Prairie, Wisconsin, Director Cremer Foundation. Ms. Berkenstadt also serves as a director of several not-for-profit Boards. Her qualifications to serve as a director of the Company and a member of the Audit Committee include substantial senior management expertise and financial expertise.

Duane Morse Director since 2011 Appointed by U.S. Treasury Age 62	Director; former Chief Risk and Compliance Officer and Chief Counsel for the United States Treasury’s Office of Financial Stability from November 2008 to November 2009; served as an independent director for Tower Records from 2007 to 2009, and has experience as a practicing attorney for debtors and creditors committees in complex debt restructurings and bankruptcies, and negotiated and participated in a wide variety of mergers, acquisitions, other corporate transactions. Mr. Morse is a graduate of Northwestern University (B.A. 1972) and the University of Michigan (J.D. 1979).

David L. Omachinski Director since 2002 Term expires in 2013 Age 61	Chairman of the Board since June 2009; Lead Director of the Board from February 2009 to June 2009; Independent Business Consultant. President & Chief Executive Officer of Magnum Products, LLC. (from October 2005 to August 2006). Magnum supplies light towers, mobile generators, trash pumps and other construction equipment for a variety of industries. Prior thereto, he was President & Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating & Financial Officer, and Treasurer (since 2002) and Vice President-Finance, Chief Financial Officer & Treasurer (since 1993) of OshKosh B’Gosh, Inc. Director of Bioanalytical Systems, Inc. since 2009. His qualifications to serve as a director of the Company and as Chair of the Audit Committee include his education and training in finance and accounting, substantial senior management experience and financial expertise. He is a Certified Public Accountant, has practiced with a public accounting firm and has served in various executive capacities. He meets the requirements of an audit committee financial expert.

Pat Richter Director since 1990 Term expires in 2013 Age 71	Director; Retired. Director of Athletics-Emeritus at the University of Wisconsin. Emeritus Director of the Board of the Green Bay Packers, Green Bay, Wisconsin; and member of the board of directors Meriter Health Services, Madison, Wisconsin. Mr. Richter is currently serving as a consultant for several business organizations. His qualifications to serve as a director of the Company, as a member of the Nominating and Governance Committee, and as Chair of the Compensation Committee include his substantial senior management experience.

Leonard Rush Director since 2011 Appointed by U.S. Treasury Age 67	Director; former Chief Financial Officer of Robert W. Baird & Co. and Baird Financial Corporation and Treasurer of Baird Large cap Fund, Baird Funds, Inc. - Baird Midcap Fund and Baird Funds, Inc. - Baird MidCap Fund. Prior to joining Baird, Mr. Rush spent nine years at Fidelity Investments, where he was Chief Financial Officer of its four broker dealers, Vice President/Head of Compliance and Assistant Treasurer for the Funds. Prior to Fidelity, he was a Vice President at Credit Suisse First Boston, a Manager of Goldman, Sachs & Co., and a Senior Manager of Deloitte & Touche. Mr. Rush holds a BBA from the University of Wisconsin-Madison, with a focus in Accounting, and received his MBA from New York University. He is a Certified Public Accountant.

James D. Smessaert Director since 2002 Term expires in 2014 Age 75	Director; Retired; former President, Director and Chairman of the Board of Ledger Capital Corp. and Ledger Bank, S.S.B. His qualifications to serve as a director and as a member of the Nominating and Governance Committee of the Company include serving as CEO and Chairman of Ledger Capital Corp. and Ledger Bank, S.S.B.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company and the Bank who are not directors.

Donald F. Bertucci (age 63). Mr. Bertucci is currently Executive Vice President-Retail Lending Group of the Bank. Mr. Bertucci joined the Bank in 1972. Mr. Bertucci currently oversees the Bank’s residential lending and consumer lending efforts. Mr. Bertucci is an associate member of the Realtors Association of South Central Wisconsin and a member of the Madison Area Mortgage Bankers Association.

Thomas G. Dolan (age 53). Mr. Dolan is currently Executive Vice President - Chief Financial Officer and Treasurer of the Company and of the Bank. Mr. Dolan joined the Company and the Bank in March 2011, following a consulting arrangement with the Company and the Bank since January 2010. Mr. Dolan oversees the Bank’s Treasury Management, Finance, Accounting and Management Information Systems areas. Mr. Dolan has more than 25 years of experience with LaSalle Bank and Bank of America and was the sole owner and Managing Director of Northern Pointe Consulting (“NPC”), a financial institution consulting firm since 2008.

Martha M. Hayes (age 51). Ms. Martha Hayes currently serves as Executive Vice President-Chief Risk Officer of the Bank. She joined the Bank as its Chief Credit Risk Officer on July 31, 2009. She previously served as President and Managing Director of Merrill Lynch Business Financial Services in Chicago from 2004 to 2008. Prior to that role, she served in a variety of related capacities beginning in 1987 for Wachovia Corporation, including Senior Vice President and Director of Commercial Loan Products and Chief Operating Officer for Wachovia’s Risk Management Division, Business Credit Solutions.

Scott M. McBrair (age 56). Mr. McBrair is Executive Vice President – Retail Banking Group of the Bank. He oversees the bank’s branch network, Marketing, Bank Operations and Anchor Investment Services. Prior to joining Anchor in January 2011, Mr. McBrair consulted for First Niagara Bank after serving as the Executive Vice President-Retail Banking at Webster Bank from 2005 to 2009. He began his banking career at Bank One, now JPMorgan Chase, where he served in a variety of Retail Banking assignments over a 21 year span from 1983 to 2005 with the latest being Executive Vice President-Retail Region Manager.

Ronald R. Osterholz (age 64). Mr. Osterholz is Senior Vice President-Human Resources of the Bank. Mr. Osterholz joined the Bank in 1973 and previously served as Savings Officer, Branch Manager and Branch Coordinator. Mr. Osterholz currently oversees the Bank’s Human Resources and Training departments. Mr. Osterholz is active in the University of Wisconsin Alumni Association functions, on the Board of the University of Wisconsin-Platteville Foundation and is in various civic organizations and clubs.

Mark D. Timmerman (age 45). Mr. Mark Timmerman currently serves as Executive Vice President, Secretary and General Counsel of the Company and the Bank and he is a Director of the Bank. He oversees the Bank’s legal and compliance areas. He previously served as a Director of the Company and as Executive Vice President of the Bank. He has been a member of the State Bar of Wisconsin since 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC by specific dates. Based on representations of its directors and executive officers and copies of the reports that they have filed with the SEC, we believe that all of these filing requirements were satisfied by the Company’s directors and executive officers during the year ended March 31, 2013.

CORPORATE GOVERNANCE

Director Independence

Our Board has adopted the following standards for director independence in compliance with rules of the SEC and generally consistent with corporate governance listing standards for companies listed on the NASDAQ (the Board has voluntarily elected to comply with the NASDAQ Corporate Governance listing standards even though the Common Stock is not listed on NASDAQ.):

•

No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us);

•	A director who is an employee, or whose immediate family member is an executive officer of ours is not “independent” until three years after the end of such employment relationship;

•

A director who receives, or whose immediate family member receives, more than $120,000 per year in direct compensation from us or any of our subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not “independent” until three years after he or she ceases to receive more than $120,000 per year in such compensation;

•

A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of ours is not “independent” until three years after the end of the affiliation or the employment or auditing relationship;

•

A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee is not “independent” until three years after the end of such service or the employment relationship; and

•

A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a charity to which we donate or a company that makes payments to, or received payments from, us for property or services in an amount which, in any single fiscal year, exceeds the greater of $200,000 or 5% of such other charity’s or company’s consolidated gross revenues, is not “independent” until three years after falling below such threshold.

Based on its review of the independence of directors, our Board has determined that each member of the Board, except Mr. Bauer meets the aforementioned independence standards. Mr. Bauer does not meet the aforementioned independence standards because he is the President and Chief Executive Officer of the Company and of the Bank.

The independent directors regularly meet in executive session without Mr. Bauer.

The Board and its Committees

Regular meetings of our Board are held quarterly and special meetings of the Board are held as needed. The Board held a total of eight meetings during the fiscal year ended March 31, 2013. No incumbent director attended fewer than 75% of the aggregate total number of meetings of the Board held during the fiscal year ended March 31, 2013, and the total number of meetings held by all committees on which he or she served during such year.

Each director serving on any of the committees is independent as defined by NASDAQ Rules and applicable law. Current copies of the written charter of each committee are available on our website at www.anchorbank.com under the “about us” and “corporate governance” tabs.

Audit Committee. The Audit Committee of the Board provides assistance to the Board in fulfilling its oversight responsibility to the shareholders of the Company relating to:

•

Monitoring the quality and integrity of our financial reporting process, financial statements and systems of internal controls regarding finance and accounting, including reviewing our annual report on Form 10-K and quarterly reports on Form 10-Q prior to filing with the SEC;

•

Reviewing our corporate compliance policies and monitoring compliance with our Code of Business Conduct and Ethics, a copy of which is available on the Company’s website at www.anchorbank.com, and other compliance policies with legal and regulatory requirements, including reviewing any significant case of employee conflict of interest or misconduct;

•	Monitoring the qualifications, independence and performance of the independent auditors, including approving in advance all audit and non-audit engagements;

•	Retaining and determining the compensation of the independent auditors;

•	Monitoring our financial, litigation and compliance risks; and

•	Reporting to our Board as appropriate.

The Audit Committee is empowered to appoint, compensate and oversee the work of the Company’s independent registered public accounting firm and to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and the authority to engage and retain independent counsel and other advisors as it determines necessary to carry out its duties. The members of the Audit Committee are Ms. Holly Cremer Berkenstadt and Messrs. Duane Morse, David Omachinski, and Leonard Rush. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of NASDAQ and the Company’s corporate governance guidelines. The Audit Committee met four times during the fiscal year ended March 31, 2013.

The Board has determined that Messrs. Omachinski and Rush meet the standard of “Audit Committee Financial Expert,” as defined by the SEC, and that each member of the Audit Committee is independent from management and financially literate, as defined by the NASDAQ listing standards.

The Audit Committee operates pursuant to a written charter, a copy of which is available on the Company’s website at www.anchorbank.com under the “about us” tab.

Compensation Committee. The Compensation Committee evaluates, oversees and approves the compensation and benefits policies for our executive officers. It conducts its duties consistent with a written charter, assists our Board in fulfilling its responsibilities for overseeing the compensation of our executive officers and is responsible for the following:

•	Reviewing and approving corporate goals and objectives relevant to CEO compensation and evaluating the CEO’s performance in light of such goals and objectives;

•

Recommending to the Board the compensation and benefits for the CEO considering (at a minimum) the Company’s performance, relative shareholder return and the value of compensation granted to CEO’s at comparable or peer companies;

•	Setting compensation for our executive officers other than the CEO, after consideration of the CEO’s recommendations;

•

In accordance with the ARRA, meeting at least semi-annually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the Company, as a participant in TARP CPP under the Emergency Economic Stabilization Act (“EESA”), to ensure that such plans do not encourage employees to take unnecessary and excessive risks; and, to the extent required by EESA, reviewing, at least annually “Senior Executive Officer” (“SEO” as defined in EESA) compensation, to ensure SEO compensation does not encourage such officers to take unnecessary and excessive risks;

•	Maintaining compensation practices that are consistent with applicable market standards and compliant with applicable regulatory requirements;

•	Recommending to the Board the approval, amendment and termination of any of our plans that permit awards of our common stock;

•	Approving significant amendments to the retirement plans, severance plans, deferred compensation plans or any other compensation or benefit plans in which our executive officers participate;

•

Overseeing our policies on structuring compensation programs for executive officers to preserve tax deductibility and to establish and certify, as and when required, the attainment of performance goals pursuant to the U.S. tax code;

•

Discussing and reviewing with management the disclosure regarding compensation and benefit matters and the Compensation Discussion and Analysis (“CD&A”) in the annual proxy statement, and recommending to the full Board whether the CD&A should be included in the annual proxy statement; and

•	Producing the Compensation Committee Report for inclusion in our annual proxy statement or in our Annual Report filed on Form 10-K, in accordance with applicable regulations.

The members of this committee are Ms. Holly Cremer Berkenstadt and Messrs. Richard Bergstrom and Pat Richter. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the NASDAQ and the Company’s corporate governance guidelines. The Compensation Committee met two times during the fiscal year ended March 31, 2013. The report of the Compensation Committee with respect to compensation for the Chief Executive Officer and all other executive officers for the fiscal year ended March 31, 2013, is set forth below under Item 11. Executive Compensation, Compensation and Benefits Committee Report.

The Compensation Committee operates pursuant to a written charter, a copy of which is available on the Company’s website at www.anchorbank.com under the “about us” and “corporate governance” tabs.

Nominating and Governance Committee. The Nominating and Governance Committee of the Board evaluates and make recommendations to the Board for the election of directors and evaluation of the Company’s corporate governance practices and policies. The members of this committee are Ms. Holly Cremer Berkenstadt and Messrs. Chris Bauer, Richard Bergstrom, and James Smessaert. With the exception of Mr. Bauer, each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of NASDAQ and the Company’s corporate governance guidelines. During the fiscal year ended March 31, 2013, the Nominating and Governance Committee met one time.

The Nominating and Governance Committee proposes a slate of directors for election by our shareholders at each annual meeting and appoints candidates to fill any vacancies on the Board. In addition, the Nominating and Governance Committee assists the Board with:

•	Identifying and recommending qualified candidates to fill positions on the Board and its committees;

•	Recommending to the Board the compensation and benefits for directors;

•

Overseeing the evaluation of the structure, duties, size, membership and functions of the Board and its Committees, as appropriate, including advising the Board as to whether any director has a conflict of interest;

•	Overseeing the evaluation of the Board and its committees and members;

•	Overseeing corporate governance, including developing and recommending corporate governance guidelines and policies;

•	Overseeing the succession planning process for the Company’s chief executive officer, executive officers and senior managers holding significant positions within the Company; and

•	Reviewing disclosures in our annual proxy statement, including any shareholder proposals and any statements in opposition.

The Nominating and Governance Committee operates pursuant to a written charter, a copy of which is available on the Company’s website at www.anchorbank.com under the “about us” and “corporate governance” tabs.

Statement on Corporate Governance

We have reviewed the provisions of the Sarbanes-Oxley Act of 2002, EESA and ARRA, SEC rules and the OTCQB Market listing standards regarding corporate governance policies and procedures and are in compliance with the rules and listing standards. As of November 21, 2011 our Common Stock has been delisted from NASDAQ and began trading on the OTCQB Market. We continue to make all required filings with the SEC. We have amended and adopted the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee to implement the rules and standards. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. You can access our committee charters and our Code of Business Conduct and Ethics at our website at www.anchorbank.com or by writing to us at 25 West Main Street, Madison, Wisconsin 53703, Attention Mark D. Timmerman, Executive Vice President, Secretary and General Counsel.

Contacting the Board of Directors

Shareholders and other interested parties may communicate with the Board by writing to the Anchor BanCorp Wisconsin Inc. Board of Directors, 25 West Main Street, Madison, Wisconsin 53703, c/o Mark D. Timmerman, Executive Vice President, Secretary and General Counsel. Inquiries sent by mail will be reviewed by our general counsel and if they are relevant to, and consistent with, our operations, policies and philosophies, they will be forwarded to our Board.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board is responsible for providing independent oversight of the Company’s financial statements and the financial reporting process, the systems of internal controls over financial reporting, the internal audit function, the annual independent audit of the Company’s financial statements and of the Company’s internal controls over financial reporting. The Board of Directors has determined that each member of the Audit Committee (Holly Cremer Berkenstadt, Duane Morse, David L. Omachinski, and Leonard Rush) is “independent”, as defined in the current listing standards of the NASDAQ and the SEC rules relating to audit committees. In addition, the Board has determined that each Audit Committee member satisfies the financial literacy requirements of NASDAQ and that Messrs. Omachinski and Rush each qualify as an independent “Audit Committee Financial Expert” within the meaning of applicable rules of the SEC. While the Company is no longer required to comply with the NASDAQ listing standards, it has voluntarily chosen to do so.

In accordance with its written charter adopted by the Board, the Audit Committee assisted the Board in fulfilling its oversight responsibilities with respect to (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent auditor’s qualifications and independence; and (iv) the performance of our internal audit function and independent auditors. The Audit Committee reviewed and discussed with management, the audited financial statements for the fiscal year ending March 31, 2013. The Audit Committee also discussed the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, with the Company’s independent auditors, McGladrey LLP. The Audit Committee also received written disclosure and the letter from McGladrey LLP as required by Public Company Accounting Oversight Board Rule 3526, and discussed with McGladrey LLP its independence.

Based upon the Audit Committee’s discussions with management and the independent registered public accounting firm and the Audit Committee’s review of the representations of management and the independent registered public accounting firm, the Audit Committee recommended to the Board the inclusion of the audited consolidated financial statements in the Company’s Annual Report on form 10-K for the year ended March 31, 2013, to be filed with the SEC.

Members of the Audit Committee:
David L. Omachinski, Chair
Holly Cremer Berkenstadt
Duane Morse
Leonard Rush

Compensation of Directors

Meeting Fees. Each member of the Board is paid a fee of $2,250 for each regular quarterly board meeting attended. In addition, each director of the Bank also is paid a fee of $2,250 for each regular meeting of the board of directors of the Bank attended. Directors of the Company and the Bank also receive a fee of $450 for each regular committee meeting of the respective board attended and $1,125 for each special board meeting attended. The Audit Committee Chair receives an annual retainer of $7,200, payable in quarterly installments. As Chairman of the Board of the Company and Bank, respectively, Mr. Omachinski receives a monthly fee of $5,000. Each employee-member of the Board of the Company or the Bank receives no meeting fee. Accordingly, as an employee-member of the Boards of both the Company and the Bank, Mr. Bauer receives no meeting fees.

The following table sets forth information concerning compensation paid or accrued by the Company and the Bank to each member of the board of directors during the year ending March 31, 2013. Mr. Chris M. Bauer has been omitted from the table below as his compensation is fully reported in Item 11. Executive Compensation. There were no stock awards, non-equity incentive plan compensation or above-market or preferential earnings on deferred compensation to any of the non-employee directors in fiscal 2013, and none of the non-employee directors participates in a defined benefit pension plan of the Company or the Bank.

Name	Fees Earned or Paid in Cash ($) (1)	Options Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Richard A.Bergstrom	$30,600	$—	$—	$30,600
Holly L. Cremer Berkenstadt	15,300	—	—	15,300
Duane Morse (4)	15,525	—	—	15,525
David L. Omachinski (5)	98,250	—	1,336	99,586
Pat Richter	30,600	—	—	30,600
Leonard Rush (4)	14,850	—	—	14,850
James D. Smessaert	15,075	—	—	15,075

(1)	Includes meeting, committee and chairmanship fees.
(2)	No options were granted in fiscal year 2013.
(3)	Includes interest paid on the Directors’ deferred compensation plan from Fox Cities Bank.
(4)	Directors appointed by the U.S. Treasury, the Company’s sole preferred shareholder.
(5)	In addition to (1), includes Audit Committee Chair and Chairman fees.

Directors’ Stock Option Plans. The Company has adopted the 2001 Stock Option Plan for Non-Employee Directors (the “2001 Directors’ Plan”) which was approved by shareholders and provides for the grant of non-qualified stock options to non-employee directors of the Company and the Bank. As of March 31, 2013, 112,000 shares remain for future option grants to the directors under the 2001 Directors’ Plan. During the year ended March 31, 2013, no stock options were granted. Each non-officer director had the following equity awards outstanding at March 31, 2013:

	Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Stock Awards (#)
Richard A.Bergstrom	8,000	—
Holly L. Cremer Berkenstadt	8,000	—
Duane Morse (1)	0	—
David L. Omachinski	8,000	—
Pat Richter	8,000	—
Leonard Rush (1)	0	—
James D. Smessaert	8,000	—

(1)	Directors appointed by the U.S. Treasury, the Company’s sole preferred shareholder.

The options expire on the earlier of (i) ten years from the date of grant or (ii) within one year of termination of service as a director.

Directors’ Deferred Compensation Plan. The Company and the Bank maintain plans under which members of their Boards of Directors may elect to defer receipt of all or a portion of their director’s fees. Under the plans, the Company and the Bank are obligated to pay the deferred fees, semi-annually over a five-year period together with interest at a stated rate, upon the participating director’s resignation from the board of directors. During the year ended March 31, 2013, no director deferred funds pursuant to these deferred compensation plans.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Administration

Our Committee is responsible for all compensation, including equity compensation, of the Company’s Named Executive Officers (“NEOs”). The Committee consists of Ms. Holly Cremer Berkenstadt and Messrs. Richard A. Bergstrom and Pat Richter, Chair. The Committee sets the strategic direction for the Company’s executive compensation policies and programs and helps ensure management’s execution and compliance with that strategic direction. It also oversees administration of certain compensation and benefit arrangements described in this Proxy Statement. It sets the compensation of the Chief Executive Officer (the “CEO”) and, with input from the CEO, establishes compensation for the other NEOs.

Our compensation philosophy envisions offering competitive total compensation and rewarding financial performance results that drive shareholder value. Through our executive compensation program, we strive to align the financial interests of our executive officers with the long-term interests of our shareholders, motivate our executive officers to achieve our strategic goals and attract and retain high performing executive officers to increase long-term and sustainable profitability, all within the parameters of prudent risk management requirements and a highly regulated industry, as well as the compensation restrictions that we currently operate under. We believe in the concept of structuring a significant portion of the value of our executives’ total compensation in a form to motivate them to take actions that will favorably impact the Company’s long-term and sustainable profitability without creating undue risk, as well as long-term shareholder value. Our compensation program strives to offer competitive pay packages in order for us to retain our executive talent and to attract talented executives.

The Company’s executive compensation continues to be governed by the Interim Final Rule on TARP Standards for Compensation and Corporate Governance (the “Interim Final Rule”) issued by the U.S. Treasury in June 2009 under the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The Company is subject to the Interim Final Rule due to its participation in the TARP CPP.

For the senior executive officers of the Company, including the NEOs, the Interim Final Rule prohibits or limits certain components of the Company’s executive compensation program, including:

•	payment or accrual of annual and long-term incentive compensation;

•	granting of stock options (except for long-term restricted stock);

•	certain retirement benefits; and

•	potential payments upon termination of employment or change of control (severance payments) that the executive officers or covered employees might otherwise have been eligible to receive.

As a result, the primary means remaining available to the Company for compensating NEOs and other employees covered under the Interim Final Rule are limited to cash salary, and, on a limited basis, restricted stock. The Committee continues to evaluate how best to continue to meet the objectives of the Company’s executive compensation program within the context of these limitations. While the Committee has considered future changes to the Company’s executive compensation program, no changes have been made due to lack of profitability and inability, to date, to raise additional capital.

Due to the Company’s performance and restrictions on compensation of Company officers as a result of our receipt of funds under the TARP CPP, our executive compensation program presently focuses only on base salary pending further Committee evaluation and action and pending any changes to the restrictions imposed by TARP CPP.

Despite the current limitations imposed on our executive compensation program, we believe each compensation element is important in achieving our strategic plan objectives for the compensation programs, which in turn reflect the Board’s objectives for the Company. Annual non-equity incentive payments should be properly structured to be paid in amounts that are dependent on financial performance relative to Company performance as compared to our peer group. Equity awards in the form of non-qualified stock options or restricted stock subject to long term vesting schedules serve to retain executives and keep a portion of executives’ compensation tied to the long-term value created in the Company. Severance and change-in-control agreements for the named executive officers are not currently part of our executive compensation program due to restrictions on compensation of Company officers as a result of our receipt of funds under the TARP CPP.

Peer Group Review

The Committee has historically used peer group information as a general check to confirm that the compensation levels of our NEOs are generally aligned with levels of our peers. For the fiscal year ending March 31, 2013, our peer group included nine publicly traded bank and thrift holding companies (listed below) that range in asset size from $2.0 billion to $9.7 billion and which are engaged in similar lines of business as the Company. The median size of the companies in this group was $6.0 billion in assets compared to the Company’s $2.4 billion in assets as of March 31, 2013. Company management provided input as to the constituents of this peer group to the Committee. This peer group is used for comparison of compensation levels for the NEOs and for comparing the Company’s business performance to demonstrate pay-for-performance and other pay practices.

Bank Mutual Corporation
Chemical Financial Corp.
Citizen’s Republic Bancorp, Inc.
First Busey Bank
First Financial Bancorp
Independent Bank Corporation
Old National Bancorp
Old Second Bancorp, Inc.
Park National Corp.

Fiscal 2013

The Committee evaluates the base salary of the CEO and the other NEOs each year and approves any changes to base salaries after reviewing peer group information. The Committee also noted approval of the shareholder advisory vote on executive compensation at the 2012 Annual Meeting of Shareholders and determined that no changes in the compensation process were required as a result of that vote.

For fiscal 2013, the Company’s executive compensation was primarily impacted by three factors: the Company’s financial performance, restrictions on executive compensation to which the Company is subject based on its participation in the TARP CPP, and the inability, to date, to raise additional capital.

For fiscal 2013, the Committee took the following actions with regard to executive compensation:

•	Reduced the base salary for all NEOs;

•	Continued the suspension of any non-equity incentive plan payments for the NEOs and for other senior management; and

•	Continued the suspension of any long-term equity incentive awards for the NEOs and for other senior management.

The Elements of Executive Compensation

While we are limited by our own self-imposed executive compensation restrictions due to our recent performance and the restrictions placed upon us by our participation in TARP CPP, the Committee still believes that an effective executive compensation program includes the following:

Short Term

Base Salary — The Company’s objective is to pay a base salary that is competitive with that of peer companies to reward performance and to enable it to attract and retain the top talent that the Company needs to manage its business. Base salary is set each year taking into account market compensation data, as well as the performance level of the executive and the competency level demonstrated in the past. Changes in base salary are market-based and typically effective in the first quarter of each year. Although we do not formally benchmark base salary amounts for NEOs and other executive officers to selected competitors or peer group averages, we believe the base salaries for the NEOs are directionally consistent and appropriately aligned with competitive norms.

Non-Equity Incentive Plan —The Committee acknowledges the competitive marketplace’s need to have a non-equity incentive plan as a meaningful part of the Company’s overall executive compensation plan. The Committee continues to evaluate its approach with respect to the creation of a new non-equity incentive plan utilizing peer group data and best practices in executive compensation trends and corporate governance. It is currently contemplated that this component be reinstated upon the Company’s return to profitability, as well as a successful capital raise.

Long Term

Long-Term Equity Incentive Awards

We believe it is in the best interests of shareholders to have a meaningful portion of executives’ compensation comprised of stock-based compensation in order to closely align executives’ interests with those of shareholders. In contrast to other components of our executive compensation program, the determination of equity compensation amounts has historically been a discretionary process that takes into account a number of factors, but is not formulaic. We have historically awarded stock-based compensation to executives in the form of stock options. Beginning in fiscal 2007, however, we changed this approach and began granting equity compensation in the form of restricted stock.

The Committee continues to evaluate its approach in light of the provisions of the Final Interim Rule and with respect to the use of long-term equity incentive awards in the future as a means of creating the proper incentive to focus executives on achieving long-term value for our shareholders and to serve as a key-employee retention tool. It is currently contemplated that this component be reinstated upon the Company’s return to profitability, as well as a successful capital raise.

Retirement Plans

All of the NEOs participate in the 401(k) Plan. The Bank reinstated the employer matching contributions of our 401(k) Plan as of January 1, 2013.

Perquisites

Historically, we provided the NEOs with perquisites and other personal benefits that we believe are reasonable relative to our peer group and consistent with our overall compensation program so as to better enable us to attract and retain superior employees for key positions. This approach has changed in recent years and all perquisites have been discontinued, except as contractually required. The incremental costs to us of providing these perquisites and other personal benefits to the NEOs for the fiscal year ended March 31, 2013, are included in the Summary Compensation Table under the “All Other Compensation” column.

Employment Agreements and Change in Control Agreements

We are party to employment agreements or arrangements with certain NEOs. These agreements or arrangements with the NEOs are customary in the banking industry and for public companies in general and we believe they are important for gaining assurances that the primary individuals responsible for leading the Company remain committed to the Company. We currently have an employment agreement in place with Mr. Bauer that expired on June 23, 2013. All other NEOs who previously had employment agreements have expired. The Company is in the process of reviewing and updating those agreements and expects that new agreements with Ms. Hayes and Messrs. Bauer, Dolan, McBrair and Timmerman will be in place in the near future. In the meantime, they are continuing to be compensated pursuant to the terms of the agreements which were previously in force, albeit at a reduced salary amount which took effect on July 1, 2012.

We are party to severance agreements with certain other non-executive officers, which provide for certain financial protection in the event of termination of employment following a change in control. We believe these agreements are important from both a retention standpoint as well as to provide us with some degree of assurance that executives will remain focused on the business of operating the Company and insuring a smooth transition in the event of a change-in-control despite personal uncertainty and disruption arising from the circumstances.

For a detailed description of the terms of the NEO employment agreements or arrangements, as well as an analysis of the payments that would be made under these agreements in various termination scenarios, see “Employment Agreements” and “Termination and Change in Control Payments and Benefits.”

Employment Agreements

All of our NEOs’ employment agreements or arrangements are subject to the restrictions pertaining to executive compensation contained in the Interim Final Rule and ARRA and any amendments thereto or regulations promulgated thereunder, as well as customary non-disclosure, non-disparagement and similar provisions.

Chris Bauer

Chris M. Bauer has been retained as the President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank since 2009. Effective June 23, 2011 the Company and Bank entered into a two (2) year employment agreement, replacing a prior arrangement and retaining Mr. Bauer as President and Chief Executive Officer of each of the Company and Bank through June 22, 2013. Though that agreement has expired by its terms, the Company is continuing to compensate Mr. Bauer in accordance with the terms of that agreement. The employment agreement provided for a salary of $700,000 per year (beginning in fiscal 2013, the salary was reduced to $615,000 in accordance with an across-the-board salary reduction for all senior executives) and affords Mr. Bauer the same benefits provided to other executive officers or as may be authorized and approved by the Board. If Mr. Bauer voluntarily resigns, he is required to provide the Bank with thirty (30) days advance written notice. If he resigns or is terminated for any reason, his salary may be continued for up to an additional thirty (30) days, but only if he assists the Bank in the winding up and transitioning of his duties during that period. Upon termination of employment for any reason, including a change-in-control, Mr. Bauer is entitled only to compensation or benefits accrued prior to his termination date. If the OCC or FDIC require Mr. Bauer’s agreement to be terminated, all obligations of the Bank and the Company shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC require Mr. Bauer’s agreement to be suspended, the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Bauer shall receive all compensation withheld during the suspension.

Security Ownership Guidelines

The Committee has not established any stock ownership guidelines for the NEOs and other senior officers, or for the Company’s outside directors.

Executive Compensation

The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company or its subsidiaries for services rendered in all capacities during the last fiscal year to our principal executive officer and our principal financial officer as well as our three other highest compensated executive officers (the “named executive officer(s)” or “NEO(s)”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)		Total ($)
Chris M. Bauer President and Chief Executive Officer of the Company and the Bank	2013 2012 2011	$ $ $	615,000 787,500 660,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	17,384 11,508 12,642	$ $ $	632,384 799,008 672,642

Thomas G. Dolan (3) Executive Vice President, Chief Financial Officer of the Company and the Bank	2013 2012 2011	$ $ $	358,750 385,000 32,083	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	454 587 —	$ $ $	359,204 385,587 32,083

Mark D. Timmerman Executive Vice President, Secretary, General Counsel of the Company and the Bank	2013 2012 2011	$ $ $	267,500 350,000 451,567	$ $ $	— — —	$ $ $	51,793 248,480 333,875	$ $ $	— — —	$ $ $	— — —	$ $ $	2,440 774 5,096	$ $ $	321,733 599,254 790,538

Martha M. Hayes Executive Vice President - Chief Risk Officer of the Bank	2013 2012 2011	$ $ $	400,500 432,000 440,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	3,743 763 766	$ $ $	404,243 432,763 440,766

Scott M. McBrair Executive Vice President - Retail Banking of the Bank	2013 2012 2011	$ $ $	358,750 301,667 148,580	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	3,231 639 —	$ $ $	361,981 302,306 148,580

(1)	Reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718, of restricted stock awarded under our 2004 Equity Incentive Plan and thus may include amounts from awards granted in and prior to 2007. The assumptions used in the calculation of these amounts are included in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K. Market value of shares vesting during the fiscal year ended March 31, 2013 was $6,715 for Mr. Timmerman.
(2)	The amounts listed as “All Other Compensation” in the “Summary Compensation Table” above include Company contributions to the AnchorBank 401(K) Plan, dividends paid on restricted stock, directors fees received from the Company and/or the Bank, Company Contributions to non-qualified deferred compensation plans, life insurance premiums paid by the Company and the imputed personal use of Company-owned vehicles, if applicable, which are listed in the table below:
(3)	Mr. Dolan was retained in March of 2011 as Chief Financial Officer of the Company and the Bank.

		Company Matching Contribution to 401(K) Plan	Life Insurance Premiums	Imputed Personal Use of Company- Owned Vehicles	Total
Chris M. Bauer	2013	$4,522	$861	$12,001	$17,384
	2012	$—	$870	$10,638	$11,508
	2011	$—	$1,114	$11,529	$12,642

Thomas G. Dolan (1)	2013	$—	$454	$—	$454
	2012	$—	$587	$—	$587
	2011	$—	$—	$—	$—

Mark D. Timmerman	2013	$1,844	$596	$—	$2,440
	2012	$—	$774	$—	$774
	2011	$—	$816	$4,280	$5,096

Martha M. Hayes	2013	$3,028	$715	$—	$3,743
	2012	$—	$763	$—	$763
	2011	$—	$766	$—	$766

Scott M. McBrair	2013	$2,691	$540	$—	$3,231
	2012	$—	$639	$—	$639
	2011	$—	$—	$—	$—

(1)	Mr. Dolan was retained in March 2011 as Chief Financial Officer of the Company and the Bank.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each NEO as of March 31, 2013. All such outstanding awards were made prior to fiscal 2008, with all stock options outstanding on March 31, 2013, being exercisable as of such date.

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Chris M. Bauer	—	—	—		—	—
Thomas G. Dolan	—	—	—		—	—
Mark D. Timmerman	40,000	$23.7700	6/9/2013	(1)	—	—
	17,545	$28.4950	11/23/2014	(2)	—	—

Total	57,545				—	—
Martha M. Hayes	—	—	—		—	—
Scott M. McBrair	—	—	—		—	—

(1)	Option award issued under the 1995 Stock Plan with an expiration date of 10 years from the date of grant. The exercise price was based on the average of the high and low price on the date of grant. Options vested over a period of one to five years.
(2)	Option award issued under the 2004 Stock Plan with an expiration date of 10 years from the date of grant. The exercise price was based on the average of the high and low price on the date of grant. Options vested over a period of one to five years.

Option Exercises And Stock-Vested

The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested for the NEOs during the year ended March 31, 2013.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Chris M. Bauer	—	$—	—	$—
Thomas G. Dolan	—	—	—	$—
Mark D. Timmerman	—	—	17,000	$6,175
Martha M. Hayes	—	—	—	$—
Scott McBrair	—	—	—	$—

Non-Qualified Deferred Compensation

The following table sets forth information concerning the Excess Benefit Plan and the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawls/ Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Chris M. Bauer	$—	$—	$—	$—	$—
Thomas G. Dolan	$—	$—	$—	$—	$—
Mark D. Timmerman	$—	$—	$—	$—	$67,078
Martha M. Hayes	$—	$—	$—	$—	$—
Donald F. Bertucci	$—	$—	$—	$—	$—
Scott M. McBrair	$—	$—	$—	$—	$—

TERMINATION AND CHANGE IN CONTROL PAYMENTS AND BENEFITS

The following table describes the potential payments to the NEOs upon an assumed termination of employment or a change in control as of March 31, 2013, assuming that the change in control occurred at a price equal to $1.00 per share, which was the closing price of our common stock on March 29, 2013, the last day of trading of the fiscal year. Mr. Bauer has an employment contract which requires compliance with the provisions of EESA and ARRA, which nullify the payment of certain benefits.

	Chris M. Bauer	Scott M. McBrair	Thomas G. Dolan	Martha M. Hayes	Mark D. Timmerman
Disability
Base Salary	—	—	—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$15,233	$26,444	$34,073	$36,524	$91,358
Other Benefits(1)	—	—	—	—	—

Total(2)	$15,233	$26,444	$34,073	$36,524	$91,358

Death(3)
Base Salary	—	—	—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$15,233	$26,444	$34,073	$36,524	$91,358
Other Benefits(1)	—	—	—	—	—

Total(2)	$15,233	$26,444	$34,073	$36,524	$91,358

For Cause; Voluntary Resignation
Base Salary	—	—	—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$15,233	$26,444	$34,073	$36,524	$91,358
Other Benefits(1)	—	—	—	—	—

Total(2)	$15,233	$26,444	$34,073	$36,524	$91,358

Change in Control
Base Salary			—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$15,233	$26,444	$34,073	$36,524	$91,358
Other Benefits(1)	—	—	—	—	—

Total(2)	$15,233	$26,444	$34,073	$36,524	$91,358

(1)	Examples of Other Benefits would include automobile allowance, insurance benefits and club dues.

(2)	The total amounts shown exclude the following: (a) the value of vested stock options, all vested stock options are underwater, (b) the value of the vested benefits under our Excess Benefit Plan, which amounted to $67,078 for Mr. Timmerman, (c) the value of the vested benefits under our 401(k) Plan, which amounted to $166,259 for Mr. Bauer, $0 for Mr. Dolan, $56,303 for Ms. Hayes, $51,900 for Mr. McBrair, and $214,296 for Mr. Timmerman, (d) earned but unpaid salary and reimbursable expenses.
(3)	If the executive had died as of March 31, 2013, his or her beneficiaries or estate would have received life insurance proceeds of approximately $600,000 for Mr. Bauer, $369,000 for Mr. Dolan, $413,000 for Ms. Hayes, $361,000 for Mr. McBrair, and $303,000 for Mr. Timmerman.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee serves as an officer or employee of the Company. None of the Company’s executive officers serve as a member of the Compensation Committee of any other company that has an executive officer serving as a member of the Company’s board of directors. None of the Company’s executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member the Company’s Compensation Committee.

COMPENSATION AND BENEFITS COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 10-K/A.

The Compensation Committee certifies that:

(1) It has reviewed with senior risk officers the senior executive officer (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Anchor BanCorp Wisconsin Inc.;

(2) It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Anchor BanCorp Wisconsin Inc; and

(3) It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Anchor BanCorp Wisconsin Inc. to enhance the compensation of any employee.

Pat Richter, Chair

Holly Cremer Berkenstadt

Richard A. Bergstrom

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

BENEFICIAL OWNERSHIP OF COMMON STOCK

BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table includes certain information as to the common stock beneficially owned as of April 30, 2013 by (i) the only persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who or which were known by us to be the beneficial owners of more than 5% of the issued and outstanding common stock, (ii) the directors and director nominees of the Company, (iii) the named executive officers of the Company and (iv) all directors and executive officers of the Company and the Bank as a group.

	Common Stock Beneficially
	Owned as of April 30, 2013 (1)
	No. of Shares		Percent
Directors:
Chris M. Bauer	—		*
Holly Cremer Berkenstadt	31,749	(2)	*
Richard A. Bergstrom	37,190	(2)	*
Duane Morse (3)	—		*
David L. Omachinski	11,600	(2)	*
Pat Richter	41,244	(2)	*
Leonard Rush (3)	—		*
James D. Smessaert	34,911	(2)	*

Named Executive Officers:
Thomas G. Dolan	—		*
Martha M. Hayes	—		*
Scott McBrair	—		*
Mark D. Timmerman	349,385	(2)	1.64

All directors and executive officers of the Company and the Bank as group (14 persons)	668,921	(2)	3.13

*	Represents less than 1% of the outstanding Common Stock.
(1)	For purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a director has sole voting power and sole investment power with respect to the indicated shares. Shares that are subject to stock options which are exercisable within 60 days of the voting record date by an individual or group are deemed to be beneficially owned and deemed to be outstanding for the purpose of computing the percentages of Common Stock beneficially owned by the respective individual or group.
(2)	Includes shares held directly, in retirement accounts or by members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers. Also reflects the holdings of certain of the directors and executive officers of shares of the Company pursuant to the Company’s deferred compensation plan and 401(k) plan. In addition, includes shares subject to options which are currently exercisable or which will become exercisable within 60 days of April 30, 2013, as follows:

Ms. Berkenstadt - 8,000 shares; Mr. Bergstrom - 8,000 shares; Mr. Omachinski - 8,000 shares; Mr. Richter - 8,000 shares; Mr. Smessaert - 8,000 shares; Mr. Timmerman - 57,545 shares; and all directors and executive officers of the Company and the Bank as a group - 107,545 shares.

(3)	Directors appointed by the U.S. Treasury, the Company’s sole preferred shareholder.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Category
Equity compensation plans approved by security holders	120,345	(1)	$25.82	1,240,314	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	120,345		$25.82	1,240,314

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.
(2)	Includes 810,445 shares of stock options available for future grants and 429,869 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Indebtedness of Management

Directors, officers and employees of the Company and its subsidiaries are permitted to borrow from the Bank in accordance with the requirements of federal and state law. All loans made by the Bank to directors and executive officers or their related interests have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank. It is the belief of management of the Company that at the time of origination these loans neither involved more than the normal risk of collectability nor presented any other unfavorable features. As of March 31, 2013, the Bank had extensions of credit totaling $391,057 outstanding to directors and executive officers of the Company and its subsidiaries and their related interests.

Item 14.	Principal Accountant Fees and Services

RELATIONSHIP WITH INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee selects the Company’s independent registered public accounting firm and pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter and policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. Pursuant to its charter, the Audit Committee pre-approves certain audit-related services and certain tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The pre-approval requirements do not apply to certain services if: (i) the aggregate amount of such services provided to the Company constitutes not more than $15,000 per occurrence or $50,000 in total during the fiscal year in which the services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be other services; and (iii) such services are promptly brought to the attention of the committee and approved by the committee or by one or more members of the committee to whom authority to grant such approvals has been delegated by the committee prior to the completion of the audit.

During the year ended March 31, 2013, each new engagement of our independent registered public accounting firm was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in SEC regulations.

McGladrey LLP has audited our financial statements since 2006.

Fees for Professional Services

The following table sets forth the aggregate fees paid by us to McGladrey LLP for professional services rendered in connection with the audit of the Company’s consolidated financial statements for fiscal 2013 and 2012, as well as the fees paid by us to them for audit-related services, tax services and all other services rendered to us during fiscal 2013 and 2012.

	Year Ended March 31,
	2013	2012
Audit fees (1)	$680,350	$749,450
Audit-related fees (2)	8,500	8,500
Tax fees (3)	63,810	65,620

Total	$752,660	$823,570

(1)	Audit fees consist of fees incurred in connection with the integrated audit of the annual consolidated financial statements and internal control over financial reporting and the review of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents with the SEC.
(2)	Audit-related fees consist of fees incurred in connection with compliance requirements of WHEDA and Student Loan programs.
(3)	Tax fees consist of fees incurred in connection with tax planning, tax compliance and tax consulting services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit No. 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit No. 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris Bauer
Chris Bauer President and Chief Executive Officer

Date: June 28, 2013