Form 10-Q
period 2013-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2013-08-14
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Class: Common stock — $.10 Par Value

Number of shares outstanding as of July 31, 2013: 21,247,225

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	June 30,	March 31,
	2013	2013
	(In thousands, except share data)
Assets
Cash and due from banks	$31,327	$30,237
Interest-earning deposits	210,212	198,299

Cash and cash equivalents	241,539	228,536
Investment securities available for sale	288,965	266,787
Loans held for sale	19,705	18,058
Loans held for investment	1,703,115	1,750,358
Less: Allowance for loan losses	(75,872)	(79,815)

Loans held for investment, net	1,627,243	1,670,543
Other real estate owned, net	68,241	84,342
Premises and equipment, net	24,497	24,469
Federal Home Loan Bank stock—at cost	25,630	25,630
Mortgage servicing rights, net	22,718	21,824
Accrued interest receivable	9,063	9,563
Other assets	16,868	17,831

Total assets	$2,344,469	$2,367,583

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$266,076	$267,732
Interest bearing	1,735,837	1,757,293

Total deposits	2,001,913	2,025,025
Other borrowed funds	318,749	317,225
Accrued interest and fees payable	65,948	61,290
Accrued taxes, insurance and employee related expenses	6,956	6,389
Other liabilities	22,292	17,518

Total liabilities	2,415,858	2,427,447

Commitments and contingent liabilities (Note 12)

Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $27,046 at June 30, 2013 and $25,345 at March 31, 2013	105,696	103,833
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued at June 30, 2013 and March 31, 2013	2,536	2,536
Additional paid-in capital	110,034	110,034
Retained deficit	(196,341)	(189,097)
Accumulated other comprehensive income (loss) related to AFS securities	(2,342)	3,918
Accumulated other comprehensive loss related to OTTI securities - non credit factors	(223)	(339)

Total accumulated other comprehensive income (loss)	(2,565)	3,579
Treasury stock (4,116,114 shares at June 30, 2013 and March 31, 2013), at cost	(89,848)	(89,848)
Deferred compensation obligation	(901)	(901)

Total stockholders’ deficit	(71,389)	(59,864)

Total liabilities and stockholders’ deficit	$2,344,469	$2,367,583

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands, except per share data)
Interest income
Loans	$19,766	$25,288
Investment securities and Federal Home Loan Bank stock	1,279	1,549
Interest-earning deposits	131	154

Total interest income	21,176	26,991

Interest expense
Deposits	1,504	3,591
Other borrowed funds	6,255	7,001

Total interest expense	7,759	10,592

Net interest income	13,417	16,399
Provision for loan losses	275	(2,803)

Net interest income after provision for loan losses	13,142	19,202

Non-interest income
Net impairment losses recognized in earnings	—	(64)
Loan servicing income (loss), net of amortization	55	(406)
Service charges on deposits	2,580	2,682
Investment and insurance commissions	1,063	1,032
Net gain on sale of loans	2,793	5,836
Net gain on sale and call of investment securities	—	62
Net gain on sale of OREO	925	3,172
Other income	1,436	1,184

Total non-interest income	8,852	13,498

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$11,130	$10,470
Occupancy	1,986	1,833
Furniture and equipment	850	1,512
Federal deposit insurance premiums	1,332	1,564
Data processing	1,420	1,385
Communications	536	445
Marketing	396	248
OREO expense, net	4,289	7,012
Investor loss reimbursement	371	226
Mortgage servicing rights impairment (recovery)	(1,258)	1,257
Provision for unfunded loan commitments	1,734	1,087
Legal services	1,271	1,598
Other professional fees	495	643
Insurance	376	393
Other expense	2,447	2,972

Total non-interest expense	27,375	32,645

Income (loss) before income taxes	(5,381)	55
Income tax expense (benefit)	—	—

Net income (loss)	(5,381)	55
Preferred stock dividends in arrears	(1,701)	(1,610)
Preferred stock discount accretion	(1,863)	(1,863)

Net loss available to common equity	$(8,945)	$(3,418)

Net income (loss)	$(5,381)	$55
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized net gains recognized in Statement of Operations - Net gain on sale and call of investment securities	—	(62)
Reclassification adjustments recognized in Statement of Operations - Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(68)	(70)
Credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	(4)
Realized credit losses	68	138
Change in net unrealized gains (losses) on available-for-sale securities	(6,144)	985

Total other comprehensive income (loss)	(6,144)	987

Comprehensive income (loss)	$(11,525)	$1,042

Loss per common share:
Basic	$(0.42)	$(0.16)
Diluted	(0.42)	(0.16)
Dividends declared per common share	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)

Balance at March 31, 2012	$96,421	$2,536	$110,402	$(147,513)	$(90,259)	$(1,269)	$132	$(29,550)

Net loss	—	—	—	(34,172)	—	—	—	(34,172)
Reclassification adjustment for realized net losses recognized in income	—	—	—	—	—	—	247	247
Reclassification adjustment for net change in unrealized credit related other-than- temporary impairment recognized in income	—	—	—	—	—	—	(310)	(310)
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	—	—	—	(4)	(4)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	722	722
Change in net unrealized gains on available- for-sale securities	—	—	—	—	—	—	2,792	2,792
Vesting of restricted stock	—	—	—	—	411		—	411
Change in stock-based deferred compensation obligation	—	—	(368)	—	—	368	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2013	$103,833	$2,536	$110,034	$(189,097)	$(89,848)	$(901)	$3,579	$(59,864)

Net loss	—	—	—	(5,381)	—	—	—	(5,381)
Reclassification adjustment for net change in unrealized credit related other-than- temporary impairment recognized in income	—	—	—	—	—	—	(68)	(68)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	68	68
Change in net unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6,144)	(6,144)
Accretion of preferred stock discount	1,863	—	—	(1,863)	—	—	—	—

Balance at June 30, 2013	$105,696	$2,536	$110,034	$(196,341)	$(89,848)	$(901)	$(2,565)	$(71,389)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Operating Activities
Net income (loss)	$(5,381)	$55
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	396	206
Net gain on sale of investment securities	—	(62)
Net impairment losses on investment securities	—	64
Origination of loans held for sale	(149,096)	(242,340)
Proceeds from sale of loans held for sale	150,242	259,557
Net gain on sale of loans	(2,793)	(5,836)
Provision for loan losses	275	(2,803)
Provision for OREO losses	2,368	4,634
Provision for unfunded loan commitments	1,734	1,087
Gain on sale of OREO	(925)	(3,172)
Depreciation and amortization	645	1,004
Mortgage servicing rights impairment (recovery)	(1,258)	1,257
Impairment of real estate held for development and sale	—	245
Decrease in accrued interest receivable	500	684
(Increase) decrease in other assets	1,327	(121)
Increase in accrued interest and fees payable	4,658	4,632
Increase in accrued taxes, insurance and employee related expenses	567	117
Increase in other liabilities	3,040	324

Net cash provided by operating activities	6,299	19,532

Investing Activities
Proceeds from sale of investment securities	—	1,905
Purchase of investment securities	(43,140)	—
Principal collected on investment securities	14,422	9,549
Decrease in loans held for investment	39,764	81,355
Purchases of premises and equipment	(673)	(103)
Proceeds from sale of OREO	17,971	19,372
Capitalized improvements of OREO	(52)	—
FHLB stock redemption	—	5,270

Net cash provided by investing activities	28,292	117,348

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Financing Activities
Decrease in deposits	$(42,649)	$(31,931)
Increase in advance payments by borrowers for taxes and insurance	19,537	20,165
Proceeds from borrowed funds	31,769	19,700
Repayment of borrowed funds	(30,245)	(19,425)

Net cash used in financing activities	(21,588)	(11,491)

Net increase in cash and cash equivalents	13,003	125,389
Cash and cash equivalents at beginning of period	228,536	242,980

Cash and cash equivalents at end of period	$241,539	$368,369

Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$3,474	$5,975
Income tax payments	17	10

Non-cash transactions:
Transfer of loans to OREO	3,261	18,818
Transfer of OREO to premises and equipment	—	2,870

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at June 30, 2013: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three-month period ended June 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Certain prior period amounts have been reclassified to conform to the current period presentations with no impact on net income (loss) or total stockholders’ equity (deficit).

Note 2 – Subsequent Events, Significant Risks and Uncertainties

Subsequent Events

On August 12, 2013, the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of the Bank. The Chapter 11 Case is being administered under the caption “In re Anchor BanCorp Wisconsin Inc.” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. For more information on the Chapter 11 Case and the Plan or Reorganization, see the Company’s Current Report on Form 8-K, filed on or about August 13, 2013, which is incorporated herein by reference.

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”).

The Corporation Order requires the Corporation to notify, and in certain cases to obtain the permission of, the Federal Reserve prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. In July 2010, the Corporation developed and submitted to the Office of Thrift Supervision, the Corporation’s primary regulator at the time until it was disbanded in 2011 and the Federal Reserve assumed the role of primary regulator, a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board of directors for material deviations between cash flow plan projections and actual results (the “Variance Analysis Report”). Within 45 days following the end of each quarter, the Corporation is required to provide and has been providing the Federal Reserve its Variance Analysis Report for that quarter.

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

The Orders also stipulated that, as of September 30, 2009, the Bank was required to meet and maintain both a core capital ratio equal to or greater than 7% and a total risk-based capital ratio equal to or greater than 11%. Further, as of December 31, 2009, the Orders required the Bank to meet and maintain both a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.

At June 30, 2013, the Bank had a tier 1 leverage (core) ratio of 4.57% and a total risk-based capital ratio of 9.21%, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders, the Bank could be subject to further regulatory action, although neither the Bank nor the Corporation has received notice of any regulatory action to be taken by the OCC or the Federal Reserve with regards to the Orders. See Subsequent Events under this Note 2 regarding the Company’s efforts to meet these capital ratio requirements through the implementation of the Plan of Reorganization to facilitate the restructuring of the Company and the recapitalization of the Bank. All customer deposits remain fully insured to the limits established by the FDIC.

Going Concern

On August 12, 2013, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Wisconsin to implement the Plan of Reorganization in order to facilitate the restructuring of the Company and the recapitalization of the Bank. The Chapter 11 Case is being administered under the caption “In re Anchor BanCorp Wisconsin Inc.” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Corporation and the Bank consult with the Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. Significant operating losses in the past five fiscal years, significant levels of criticized assets at the Bank and negative equity of the Corporation raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

Further, the Corporation entered into an amendment dated November 30, 2012 (“Amendment No. 9”) to the Amended and Restated Credit Agreement (“Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent” as described in Note 9, in which the existing interest rate remained the same, the financial covenants related to capital ratios and non-performing loans were moderately tightened and the maturity date was extended to June 30, 2013. The Company and the lenders were prepared to enter into a further extension of the maturity date and related amendments under the Credit Agreement as of June 30, 2013. However, under the Order to Cease and Desist between the Company and the Office of Thrift Supervision, dated June 26, 2009, the Company may not incur, issue, renew, or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written approval from the Federal Reserve, which is the successor regulator to the Office of Thrift Supervision. On July 2, 2013, the Federal Reserve informed the Company that it is not, at the current time, prepared to approve the further extension of the maturity date and related amendments under the Credit Agreement proposed by the Company, and the Company remains in default of the Agreement as of the reporting date.

The Company does not currently have the ability to satisfy its payment obligations under the Credit Agreement and Amendment No. 9 which contains customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2013, the Corporation was in default of the Credit Agreement. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. The filing of the Chapter 11 Case constitutes an event of default under the Credit Agreement. The Company believes that any efforts to enforce the payment obligations under the Credit Agreement are stayed as a result of the filing of the Chapter 11 Case.

Credit Risks

Non-performing assets totaled $175.2 million at June 30, 2013, or 7.47% of total assets, which decreased the Corporation’s interest income. The Corporation’s results of operations will continue to be impacted by the level of non-performing assets, and the Corporation expects continued downward pressure on interest income in the future. As reported in the accompanying unaudited consolidated financial statements, the Corporation has a net loss of $5.4 million for the three months ended June 30, 2013 and net income of $55,000 for the three months ended June 30, 2012. Stockholders’ equity declined from a deficit of $59.9 million or (2.53)% of total assets at March 31, 2013 to a deficit of $71.4 million or (3.04)% of total assets at June 30, 2013.

Note 3 – Recent Accounting Pronouncements

ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Corporation adopted ASU 2013-02 as of March 31, 2013 and is presented in the Consolidated Statements of Comprehensive Income (Loss).

Note 4 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,416	$4	$—	$3,420
Corporate stock and bonds	152	219	—	371
Non-agency CMOs (1)	7,404	11	(234)	7,181
Government sponsored agency mortgage-backed securities (1)	33,604	180	(250)	33,534
GNMA mortgage-backed securities (1)	246,954	2,003	(4,498)	244,459

	$291,530	$2,417	$(4,982)	$288,965

March 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,444	$60	$—	$3,504
Corporate stock and bonds	152	112	—	264
Non-agency CMOs (1)	7,885	15	(351)	7,549
Government sponsored agency mortgage-backed securities (1)	2,975	209	—	3,184
GNMA mortgage-backed securities (1)	248,752	3,907	(373)	252,286

	$263,208	$4,303	$(724)	$266,787

(1)	Primarily collateralized by residential mortgages.

Independent pricing services are used to value all investment securities with one pricing service valuing all securities except the non-agency CMOs. A specialized pricing service is used for valuation of the non-agency CMO portfolio.

To estimate the fair value of non-agency CMOs, the pricing service valuation model discounted estimated expected cash flows after credit losses at rates ranging from 4% to 7%. The rates utilized are based on the risk-free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The table below presents the fair value and gross unrealized losses of all securities in a loss position, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2013 and March 31, 2013.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2013
Non-agency CMOs	$—	$—	$6,540	$(234)	$6,540	$(234)
Government sponsored agency mortgage-backed securities	14,726	(250)	—	—	14,726	(250)
GNMA mortgage-backed securities	141,005	(4,498)	—	—	141,005	(4,498)

	$155,731	$(4,748)	$6,540	$(234)	$162,271	$(4,982)

March 31, 2013
Non-agency CMOs	$—	$—	$6,674	$(351)	$6,674	$(351)
GNMA mortgage-backed securities	82,822	(373)	—	—	82,822	(373)

	$82,822	$(373)	$6,674	$(351)	$89,496	$(724)

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 25 at June 30, 2013 and 15 at March 31, 2013. Although these securities have declined in value, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of June 1, 2013. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 3.52% to 11.07%.

At June 30, 2013, six non-agency CMOs with a fair value of $6.8 million and an adjusted cost basis of $7.0 million were other-than-temporarily impaired. At March 31, 2013, six non-agency CMOs with a fair value of $6.9 million and an adjusted cost basis of $7.3 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of zero and $64,000 was included in earnings for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, realized losses of $71,000 and $138,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of June 30, 2013 and 2012 due to changes in interest rates and other non-credit related factors totaled $4.7 million and $26,000, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
	(In thousands)

Beginning balance of unrealized OTTI related to credit losses	$1,002	$2,391

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	—	68
Debit related OTTI previously recognized for OTTI recovery during the period	3	—
Credit related OTTI previously recognized for securities sold during the period	—	(160)
Credit related OTTI previously recognized for securities paid-off during the period	—	(4)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(71)	(138)

Ending balance of unrealized OTTI related to credit losses	$934	$2,157

All other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

June 30,
Year of Vintage	2013
(In thousands)

Prior to 2005	$7
2005	304
2006	—
2007	623

$934

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended June 30,
	2013	2012
	(In thousands)

Proceeds from sales	$—	$1,905

Gross gains	—	$62
Gross losses	—	—

Net gain/(loss) on sales	$—	$62

At June 30, 2013 and March 31, 2013, investment securities available-for-sale with a fair value of approximately $165.8 million and $187.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities available for sale by contractual maturity at June 30, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)

U.S. government sponsored and federal agency obligations	$—	$3,420	$—	$—	$3,420
Corporate stock and bonds	—	—	—	371	371
Non-agency CMOs	—	—	—	7,181	7,181
Government sponsored agency mortgage-backed securities	—	217	5,287	28,030	33,534
GNMA mortgage-backed securities	—	323	—	244,136	244,459

Total	$—	$3,960	$5,287	$279,718	$288,965

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	June 30,	March 31,
	2013	2013
	(In thousands)

Residential	$547,480	$547,720
Commercial and industrial	33,824	30,574
Commercial real estate:
Land and construction	102,904	111,953
Multi-family	271,283	287,447
Retail/office	190,197	198,686
Other commercial real estate	181,833	172,857
Consumer:
Education	148,160	166,429
Other consumer	246,333	247,530

Total unpaid principal balance	1,722,014	1,763,196

Undisbursed loan proceeds(1)	(17,169)	(10,997)
Unamortized loan fees, net	(1,727)	(1,838)
Unearned interest	(3)	(3)

Total loan contra balances	(18,899)	(12,838)

Loans held for investment	1,703,115	1,750,358

Allowance for loan losses	(75,872)	(79,815)

Loans held for investment, net	$1,627,243	$1,670,543

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At June 30, 2013, $547.5 million, or 31.8%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At June 30, 2013, approximately $337.0 million, or 61.6%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At June 30, 2013, approximately $210.5 million, or 38.4%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At June 30, 2013, the unpaid principal balance receivable of commercial and industrial loans amounted to $33.8 million, or 2.0%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and the loans generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At June 30, 2013, $746.2 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.3% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At June 30, 2013, $394.5 million, or 22.9%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The residential-other portfolio included in the other consumer loan category consists primarily of Express refinance first mortgage loans, second mortgage and home equity loans. Express refinance loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 90% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Approximately $148.2 million, or 8.6%, of the total loans unpaid principal balance receivable at June 30, 2013 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three months ended June 30, 2013 and 2012.

The other consumer loan portfolio also includes vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio.

Allowances for Loan Losses

The allowance for loan losses consists of general, substandard and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass, watch and special mention rated loans and is based on historical loss experience adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. In addition, a reserve for unfunded commitments, letters of credit and repurchase of sold loans is maintained and classified in other liabilities.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period, with the intent to build to an eight quarter look-back in quarters subsequent to June 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio. The impact to the allowance for loan losses at June 30, 2013 after implementing the above modifications was a reduction of the required reserve of $1.4 million as compared to the previous methodology. See the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for a full description of the allowance methodology.

The following table presents the allowance for loan losses by component:

	At June 30,	At March 31,
	2013	2013
	(In thousands)

General component	$26,028	$28,163
Substandard loan component	23,161	22,560
Specific component	26,683	29,092

Total allowance for loan losses	$75,872	$79,815

The following table presents the unpaid principal balance of loans by risk category:

	At June 30,	At March 31,
	2013	2013
	(In thousands)
Pass (1)	$1,502,014	$1,519,665
Special mention	27,414	33,363

Total pass and special mention rated loans	1,529,428	1,553,028

Substandard rated loans, excluding TDR accrual	47,315	49,813

Troubled debt restructurings - accrual	38,303	41,565
Non-accrual	106,968	118,790

Total impaired loans	145,271	160,355

Total unpaid principal balance	$1,722,014	$1,763,196

(1)	Includes all accrual residential and consumer loans as these loans are generally not individually rated.

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

For the Quarter Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
June 30, 2013
Beginning balance	$14,525	$7,072	$54,581	$3,637	$79,815
Provision	2,099	(974)	(2,180)	1,330	275
Charge-offs	(1,665)	(411)	(2,199)	(907)	(5,182)
Recoveries	163	155	604	42	964

Ending balance	$15,122	$5,842	$50,806	$4,102	$75,872

June 30, 2012
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	1,673	(1,443)	(3,760)	727	(2,803)
Charge-offs	(1,363)	(1,651)	(6,768)	(791)	(10,573)
Recoveries	208	1,042	1,356	32	2,638

Ending balance	$13,545	$8,516	$75,981	$2,435	$100,477

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment associated with impaired loans and all other loans as a group as of June 30, 2013 and March 31, 2013:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
June 30, 2013
Allowance for loan losses:
Associated with impaired loans	$5,778	$1,947	$18,694	$264	$26,683
Associated with all other loans	9,344	3,895	32,112	3,838	49,189

Total	$15,122	$5,842	$50,806	$4,102	$75,872

Loans:
Impaired loans individually evaluated	$32,186	$3,103	$106,498	$3,484	$145,271
All other loans	515,294	30,721	639,719	391,009	1,576,743

Total	$547,480	$33,824	$746,217	$394,493	$1,722,014

March 31, 2013
Allowance for loan losses:
Associated with impaired loans	$7,038	$2,508	$19,182	$364	$29,092
Associated with all other loans	7,487	4,564	35,399	3,273	50,723

Total	$14,525	$7,072	$54,581	$3,637	$79,815

Loans:
Impaired loans individually evaluated	$37,378	$3,760	$114,540	$4,677	$160,355
All other loans	510,342	26,814	656,403	409,282	1,602,841

Total	$547,720	$30,574	$770,943	$413,959	$1,763,196

The provisions for loan losses is recorded as a deduction from net interest income on the Consolidated Statements of Operations and was $275,000 for the three months ended June 30, 2013 compared to a recovery of $2.8 million for the same period in 2012.

A provision for unfunded loan commitments is recorded and includes provisions for unfunded commitments to lend, commercial letters of credit and repurchased loans from previously sold loans and is included in non-interest expense on the Consolidated Statements of Operations. The provision for unfunded commitments for the three months ended June 30, 2013 and 2012 was $1.7 million and $1.1 million, respectively.

At June 30, 2013, $145.3 million of unpaid principal balance of loans were identified as impaired which includes performing troubled debt restructurings. At March 31, 2013, impaired loans were $160.4 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following tables present impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of June 30, 2013 and March 31, 2013:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
June 30, 2013
With no specific allowance recorded:
Residential	$11,410	$—	$11,410	$12,259	$108
Commercial and industrial	167	—	167	364	25
Land and construction	7,809	—	7,809	11,233	29
Multi-family	12,012	—	12,012	12,390	150
Retail/office	6,084	—	6,084	6,952	(51)
Other commercial real estate	12,842	—	12,842	14,706	158
Education	—	—	—	—	—
Other consumer	596	—	596	1,123	30

Subtotal	50,920	—	50,920	59,027	449

With an allowance recorded (2):
Residential	20,776	5,778	14,998	14,384	142
Commercial and industrial	2,936	1,947	989	679	22
Land and construction	22,306	6,304	16,002	15,587	99
Multi-family	14,334	4,297	10,037	9,907	155
Retail/office	13,005	3,339	9,666	9,823	64
Other commercial real estate	18,106	4,754	13,352	14,482	163
Education (3)	380	1	379	538	—
Other consumer	2,508	263	2,245	2,162	43

Subtotal	94,351	26,683	67,668	67,562	688

Total
Residential	32,186	5,778	26,408	26,643	250
Commercial and industrial	3,103	1,947	1,156	1,043	47
Land and construction	30,115	6,304	23,811	26,820	128
Multi-family	26,346	4,297	22,049	22,297	305
Retail/office	19,089	3,339	15,750	16,775	13
Other commercial real estate	30,948	4,754	26,194	29,188	321
Education (3)	380	1	379	538	—
Other consumer	3,104	263	2,841	3,285	73

	$145,271	$26,683	$118,588	$126,589	$1,137

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
March 31, 2013
With no specific allowance recorded:
Residential	$11,545	$—	$11,545	$12,655	$448
Commercial and industrial	280	—	280	1,020	75
Land and construction	9,982	—	9,982	21,678	189
Multi-family	12,217	—	12,217	14,826	400
Retail/office	6,913	—	6,913	15,810	350
Other commercial real estate	13,365	—	13,365	19,378	691
Education	—	—	—	—	—
Other consumer	531	—	531	665	62

Subtotal	54,833	—	54,833	86,032	2,215

With an allowance recorded (2):
Residential	25,833	7,038	18,795	23,509	611
Commercial and industrial	3,480	2,508	972	1,556	78
Land and construction	23,492	6,552	16,940	19,024	659
Multi-family	15,448	4,261	11,187	13,918	722
Retail/office	14,505	3,312	11,193	19,553	519
Other commercial real estate	18,618	5,057	13,561	19,545	632
Education (3)	424	1	423	615	—
Other consumer	3,722	363	3,359	6,167	293

Subtotal	105,522	29,092	76,430	103,887	3,514

Total
Residential	37,378	7,038	30,340	36,164	1,059
Commercial and industrial	3,760	2,508	1,252	2,576	153
Land and construction	33,474	6,552	26,922	40,702	848
Multi-family	27,665	4,261	23,404	28,744	1,122
Retail/office	21,418	3,312	18,106	35,363	869
Other commercial real estate	31,983	5,057	26,926	38,923	1,323
Education (3)	424	1	423	615	—
Other consumer	4,253	363	3,890	6,832	355

	$160,355	$29,092	$131,263	$189,919	$5,729

(1)	The average carrying amount of loans in each category is calculated on a trailing four quarter basis.
(2)

Includes ratio-based allowance for loan losses of $3.2 million and $5.7 million associated with loans totaling $17.3 million and $35.9 million at June 30, 2013 and March 31, 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

(3)

Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $12,280 and $13,697 and average carrying amounts totaling $18,634 and $21,249 at June 30, 2013 and March 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The carrying amounts in the tables above include the unpaid principal balance less the associated allowance. The average carrying amount is calculated based on ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following is additional information regarding impaired loans:

	June 30,	March 31,
	2013	2013
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$94,351	$105,522
Without a specific reserve	50,920	54,833

Total impaired loans	145,271	160,355
Less:
Specific valuation allowance for impaired loans	(26,683)	(29,092)

Carrying amount of impaired loans	$118,588	$131,263

Average carrying amount of impaired loans	$126,589	$189,919
Loans and troubled debt restructurings on non-accrual status	106,968	118,790
Troubled debt restructurings - accrual	38,303	41,565
Troubled debt restructurings - non-accrual (1)	24,562	26,287
Loans past due ninety days or more and still accruing (2)	12,280	13,697

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)

Includes the guaranteed portion of education loans of $12,280 and $13,697 at June 30, 2013 and March 31, 2013, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

The following table presents interest income recognized on impaired loans on a cash basis:

	For the Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$1,137	$1,903

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation continues to experience declines in the valuations for real estate collateral supporting portions of its loan portfolio, as reflected in recently received appraisals. Currently, $186.8 million or approximately 86% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

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

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and March 31, 2013 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
June 30, 2013
Residential	$3,040	$492	$22,343	$25,875
Commercial and industrial	358	—	1,719	2,077
Land and construction	737	—	11,492	12,229
Multi-family	2,071	—	17,648	19,719
Retail/office	2,888	47	12,699	15,634
Other commercial real estate	52	302	5,219	5,573
Education	5,251	3,305	12,660	21,216
Other consumer	1,464	399	2,652	4,515

	$15,861	$4,545	$86,432	$106,838

March 31, 2013
Residential	$2,028	$3,390	$24,645	$30,063
Commercial and industrial	1,004	115	2,212	3,331
Land and construction	841	456	11,777	13,074
Multi-family	2,170	856	17,619	20,645
Retail/office	2,160	653	12,263	15,076
Other commercial real estate	10	55	5,873	5,938
Education	4,414	3,853	14,121	22,388
Other consumer	1,667	731	3,699	6,097

	$14,294	$10,109	$92,209	$116,612

Total delinquencies (loans past due 30 days or more) at June 30, 2013 were $106.8 million. The Corporation has experienced a reduction in delinquencies at each quarter-end since December 31, 2010 due to improving credit conditions and loans moving to OREO. Education loans past due 90 days or more totaling $12.7 million are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

Special Mention. Loans classified as special mention exhibit material negative financial trends due to company specific or industry conditions which, if not corrected or mitigated, threaten their capacity to meet current or continuing debt obligations. These borrowers still demonstrate the financial flexibility to address and cure the root cause of these adverse financial trends without significant deviations from their current business plan. Their potential weakness deserves close attention and warrant enhanced monitoring. The expectation is these borrowers will return to a pass rating given reasonable time; or will be further downgraded.

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

As of June 30, 2013 and March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
June 30, 2013
Commercial and industrial	$26,684	$—	$4,860	$2,280	$33,824
Commercial real estate:
Land and construction	61,292	—	12,187	29,425	102,904
Multi-family	232,653	3,139	16,097	19,394	271,283
Retail/office	151,979	2,463	18,994	16,761	190,197
Other	119,259	21,812	33,480	7,282	181,833

	$591,867	$27,414	$85,618	$75,142	$780,041

Percent of total unpaid principal balance	75.9%	3.5%	11.0%	9.6%	100.0%

March 31, 2013
Commercial and industrial	$21,141	$878	$5,640	$2,915	$30,574
Commercial real estate:
Land and construction	64,229	787	15,150	31,787	111,953
Multi-family	245,980	3,660	17,155	20,652	287,447
Retail/office	156,919	5,144	19,100	17,523	198,686
Other	107,465	22,894	34,333	8,165	172,857

	$595,734	$33,363	$91,378	$81,042	$801,517

Percent of total unpaid principal balance	74.3%	4.2%	11.4%	10.1%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of June 30, 2013 and March 31, 2013:

	June 30, 2013			March 31, 2013
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$519,105	$28,375	$547,480	$514,613	$33,107	$547,720
Consumer:
Education (1)	147,780	380	148,160	166,005	424	166,429
Other consumer	243,262	3,071	246,333	243,313	4,217	247,530

	$910,147	$31,826	$941,973	$923,931	$37,748	$961,679

(1)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modification of loan terms in a troubled debt restructuring (“TDR”) is generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

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

The following table presents information related to loans modified in a troubled debt restructuring, by portfolio segment, during the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
		Unpaid Principal	Balance in the ALLL (3)			Unpaid Principal	Balance in the ALLL (3)
Troubled Debt Restructurings (1)	Number of Modifications	Balance (2) (at period end)	Prior to Modification	At Period End	Number of Modifications	Balance (2) (at period end)	Prior to Modification	At Period End
	(Dollars in thousands)

Residential	—	$—	$—	$—	—	$—	$—	$—
Commercial and industrial	—	—	—	—	2	163	206	156
Land and construction	—	—	—	—	2	962	96	—
Multi-family	—	—	—	—	—	—	—	—
Retail/office	1	47	47	—	3	1,719	596	631
Other commercial real estate	1	98	98	—	—	—	—	—
Education	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	2	37	—	—

	2	$145	$145	$—	9	$2,881	$898	$787

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring during the three months ended June 30, 2013 and 2012, by portfolio segment and by type of modification:

	Three Months Ended June 30, 2013
	Principal
	and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings (1)(2)	to Interest Only	To Below Market Rate	To Interest Only (3)	Market Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	47	—	—	—	47
Other commercial real estate	—	98	—	—	—	98
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$—	$145	$—	$—	$—	$145

	Three Months Ended June 30, 2012
	Principal
	and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings (1)(2)	to Interest Only	To Below Market Rate	To Interest Only (3)	Market Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	163	163
Land and construction	—	—	—	210	752	962
Multi-family	—	—	—	—	—	—
Retail/office	—	161	—	546	1,012	1,719
Other commercial real estate	—	—	—	—	—	—
Education	—	—	—	—	—	—
Other consumer	—	—	18	—	19	37

	$—	$161	$18	$756	$1,946	$2,881

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring during the twelve months prior to the dates indicated, by portfolio segment, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,
	2013		2012
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)

Residential	—	$—	—	$—
Commercial and industrial	2	34	2	523
Land and construction	2	369	—	—
Multi-family	—	—	—	—
Retail/office	2	261	1	161
Other commercial real estate	5	1,029	—	—
Education	—	—	—	—
Other consumer	1	13	—	—

	12	$1,706	3	$684

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

Pledged Loans

At June 30, 2013 and March 31, 2013, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $778.9 million and $823.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9.

Note 6 – Other Real Estate Owned

Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (OREO) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized. Holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statements of Operations if, in the opinion of management, such additional losses are deemed probable.

A summary of the activity in other real estate owned is as follows:

	For the Three Months Ended June 30,
	2013	2012
	(In thousands)

Balance at beginning of period	$84,342	$88,841

Additions (1)	3,261	18,818
Capitalized improvements	52	—
Valuations/write-offs/reserve for probable losses (2)	(2,368)	(4,634)
Transfer to premises and equipment	—	(2,870)
Sales	(17,046)	(16,200)

Balance at end of period	$68,241	$83,955

(1)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 during the quarter ended June 30, 2012.
(2)	Includes adjustments to the OREO reserve for probable losses.

The balances at end of period above are net of a valuation allowance of $35.4 million and $24.5 million at June 30, 2013 and 2012, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	For the Three Months Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$36,009	$22,521
Provision	2,368	4,634
Sales	(2,929)	(2,623)

Balance at end of period	$35,448	$24,532

Net OREO expense consisted of the following components for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012
	(In thousands)
Valuation adjustments	$2,368	$4,634
Foreclosure cost expense	557	412
Expenses from operations, net	1,364	1,966

OREO expense, net	$4,289	$7,012

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

Information regarding mortgage servicing rights for the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$24,235	$24,970
Additions	1,383	2,027
Amortization	(1,747)	(2,336)

Balance at end of period - before valuation allowance	23,871	24,661
Valuation allowance	(1,153)	(4,071)

Balance at end of period	$22,718	$20,590

Fair value at the end of the period	$23,372	$21,101
Key assumptions:
Weighted average discount rate	12.17%	10.97%
Weighted average prepayment speed	9.08%	15.95%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of June 30, 2013 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)

Three months ended June 30, 2013	$1,747

Estimate for the year ended March 31,
2014 (nine months remaining)	$3,581
2015	4,058
2016	3,246
2017	2,597
2018	2,078
Thereafter	8,311

Total	$23,871

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was approximately $2.84 billion and $2.91 billion at June 30, 2013 and March 31, 2013, respectively.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Corporation is responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan. The expense recorded to indemnify investors for such losses totaled $0.4 million and $0.2 million for the quarters ending June 30, 2013 and 2012, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	June 30, 2013		March 31, 2013
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing checking	$266,076	—%	$267,732	—%
Interest-bearing checking	286,909	0.06	295,478	0.08

Total checking accounts	552,985	0.03	563,210	0.04

Money market accounts	485,357	0.19	491,330	0.19
Regular savings	301,654	0.10	290,705	0.10
Advance payments by borrowers for taxes and insurance	40,341	0.10	20,804	0.10
Certificates of deposit:
0.00% to 0.99%	500,283	0.36	519,909	0.39
1.00% to 1.99%	78,936	1.24	92,164	1.23
2.00% to 2.99%	17,127	2.37	17,628	2.37
3.00% to 3.99%	8,428	3.62	12,433	3.58
4.00% and above	16,802	4.38	16,842	4.38

Total certificates of deposit	621,576	0.68	658,976	0.72

Total deposits	$2,001,913	0.28%	$2,025,025	0.31%

Maturities of certificates of deposit outstanding at June 30, 2013 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending March 31,

2014 (nine remaining months)	$370,687
2015	159,696
2016	28,545
2017	34,392
2018	24,592
2019	3,664

Total	$621,576

At June 30, 2013 and March 31, 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $101.5 million and $109.5 million, respectively.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At both June 30, 2013 and March 31, 2013, the Bank had $100,000 in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. There were no out-of-network certificates of deposit at June 30, 2013. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		June 30, 2013		March 31, 2013
	Matures During Year Ending March 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)

FHLB advances:	2014 (nine remaining months)	$11,500	1.93%	$11,500	1.93%
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB advances		197,500		197,500
Credit agreement		116,300	15.00	116,300	15.00
Repurchase agreements		4,949	0.12	3,425	0.14

		$318,749	7.30%	$317,225	7.41%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB borrowings totaled $685.7 million and $717.0 million at June 30, 2013 and March 31, 2013, respectively. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $139.3 million and $152.1 million at June 30, 2013 and March 31, 2013, respectively. FHLB borrowings of $181.0 million have call features that may be exercised quarterly by the FHLB.

Credit Agreement

As of both June 30, 2013 and March 31, 2013, the Corporation had drawn a total of $116.3 million pursuant to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (as amended from time to time, the “Credit Agreement”) at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank (the “Agent”). The total line of credit is fully drawn at $116.3 million. At June 30, 2013, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $57.6 million and $7.3 million, respectively. The Credit Agreement contains customary representations, warranties, conditions and events of default for agreements of such type. The Company is currently in payment default of the Credit Agreement at June 30, 2013 and the unpaid principal balance under the Credit Agreement as a result of such payment default shall bear an additional 2.00% annual interest rate in addition to the base interest rate under the Credit Agreement (the “Default Rate”). This Default Rate is currently 17.00% per annum.

On August 12, 2013, the Corporation filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization in order to facilitate the restructuring of the Corporation and the recapitalization of the Bank. The Chapter 11 Case is being administered under the caption “In re Anchor BanCorp Wisconsin Inc.” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Corporation continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Corporation does not currently have the ability to satisfy its payment obligations under the Credit Agreement and Amendment No. 9 which contains customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2013, the Corporation was in default of the Credit Agreement. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. The filing of the Chapter 11 Case constitutes an event of default under the Credit Agreement. The Corporation believes that any efforts to enforce the payment obligations under the Credit Agreement are stayed as a result of the filing of the Chapter 11 Case.

Note 10 – Capital Purchase Program

In January 2009, the Corporation elected to participate in the Capital Purchase Program (“CPP”) and received proceeds of $110 million. Pursuant to the Corporation’s election to participate, the Department of the Treasury (“Treasury”) purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7,399,103 shares of common stock at an exercise price of $2.23 per share. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a rate of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the payment of dividends to common shareholders and stock repurchase activities.

The Corporation has deferred 17 dividend payments on the Series B Preferred Stock held by the Treasury. On December 31, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation as a result of the nonpayment of dividends. At June 30, 2013 and March 31, 2013, the cumulative amount of dividends in arrears not declared, including additional amounts attributable to compounding, was $27.0 million and $25.3 million, respectively.

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

The Plan of Reorganization contemplates that the shares of Series B Preferred Stock and the related warrant held by the Treasury in connection with the Capital Purchase Program would be exchanged for shares of the Company’s Common Stock (collectively, the “TARP Exchange”), which, if the Plan of Reorganization is confirmed by the Bankruptcy Court and the TARP Exchange is completed, would affect the Company’s obligations under the Capital Purchase Program. For more information on the proposed TARP Exchange, see the Company’s Current Report on Form 8-K, filed on or about August 13, 2013, which is incorporated herein by reference.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. As of June 30, 2013, the Bank was adequately capitalized under standard regulatory guidelines. Under these OCC requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well capitalized under standard regulatory guidelines and as required by the Cease and Desist Order at June 30, 2013 and March 31, 2013:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized		Under Order to Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
June 30, 2013
Tier 1 leverage (1)	$107,070	4.57%	$93,616	4.00%	$117,020	5.00%	$187,232	8.00%
Tier 1 risk-based capital (2)	107,070	7.90	54,190	4.00	81,285	6.00	N/A	N/A
Total risk-based capital (3)	124,778	9.21	108,380	8.00	135,476	10.00	162,571	12.00

March 31, 2013
Tier 1 leverage (1)	$107,272	4.53%	$94,775	4.00%	$118,469	5.00%	$189,551	8.00%
Tier 1 risk-based capital (2)	107,272	7.71	55,655	4.00	83,483	6.00	N/A	N/A
Total risk-based capital (3)	125,459	9.02	111,311	8.00	139,139	10.00	$166,966	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the Bank’s federal regulatory capital at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
	(In thousands)

Stockholders’ equity of the Bank	$106,188	$112,796
Less: Disallowed servicing assets	(1,683)	(1,945)
Accumulated other comprehensive income (loss)	2,565	(3,579)

Tier 1 capital	107,070	107,272
Plus: Allowable allowance for loan losses	17,708	18,187

Total risk-based capital	$124,778	$125,459

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

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2013	March 31, 2013
	(In thousands)

Commitments to extend credit	$63,015	$34,697
Unused commitments	6,071	—
Unused lines of credit:
Home equity	108,372	108,628
Credit cards	28,566	28,541
Commercial	19,975	15,666
Letters of credit	14,913	15,546
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	15,877

Commitments to extend credit are in the form of a loan in the near future. Unused commitments include closed residential mortgage loans in the recission period. Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and may be drawn upon at the borrowers’ discretion. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit primarily have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation primarily extends credit on a secured basis. Collateral obtained consists primarily of single-family residences and income-producing commercial properties.

At June 30, 2013, the Corporation has $6.3 million of reserves on unfunded loan commitments, unused lines of credit, letters of credit and repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

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

Pursuant to a credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $15.9 million at June 30, 2013 related to approximately $250.2 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $4,000 for both of the three month periods ending June 30, 2013 and 2012. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $228,000 and $694,000 for the quarters ending June 30, 2013 and 2012, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related expense was $371,000 and $226,000 for the quarters ending June 30, 2013 and 2012, respectively.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. A specific reserve for loss on unfunded loan commitments has been established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit, $1.7 million of which was recorded during the quarter.

Note 13 – Derivative Financial Instruments

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

During the year ending March 31, 2013, the Corporation’s board of directors approved a recommendation by the Asset Liability Committee to increase the approved limit for un-hedged exposure in the Bank’s pipeline and warehouse. Subject to certain constraints, the maximum un-hedged exposure limit was increased to $115.0 million.

Derivative financial instruments are summarized as follows:

		June 30, 2013		March 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$12,021	$163	$53,169	$689
Unused commitments (2)	Other assets	361	3	—	—
Forward contracts to sell mortgage loans (3)	Other assets	40,000	1,342	10,000	1

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	27,345	600	559	3
Unused commitments (2)	Other liabilities	5,710	229	—	—
Forward contracts to sell mortgage loans (3)	Other assets	15,000	169	50,000	313

(1)

Interest rate lock commitments include $24.9 million and $35.8 million of commitments not yet approved in the credit underwriting process at June 30, 2013 and March 31, 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.

(2)	The Corporation recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans still in recission at period end.
(3)

The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended June 30,
	2013	2012
	(In thousands)

Interest rate lock commitments	$(1,349)	$2,279
Forward contracts to sell mortgage loans	2,529	(3,816)

Total	$1,180	$(1,537)

Note 14 - Fair Value of Financial Instruments

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of June 30, 2013 and March 31, 2013, by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
	(In Thousands)
June 30, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,420	$—	$3,420
Corporate stock and bonds	371	—	—	371
Non-agency CMOs	—	—	7,181	7,181
Government sponsored agency mortgage-backed securities	—	33,534	—	33,534
GNMA mortgage-backed securities	—	244,459	—	244,459
Loans held for sale (1)	—	19,705	—	19,705
Other assets:
Interest rate lock commitments	—	163	—	163
Unused commitments	—	3	—	3
Forward contracts to sell mortgage loans	—	1,342	—	1,342

Total	$371	$302,626	$7,181	$310,178

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$600	$—	$600
Unused commitments	—	229	—	229
Forward contracts to sell mortgage loans	—	169	—	169

Total	$—	$998	$—	$998

(1)	Beginning April 1, 2013, pursuant to ASC 825-10-25 Fair Value Option, loans held for sale are recorded at fair value.

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,504	$—	$3,504
Corporate stock and bonds	264	—	—	264
Non-agency CMOs	—	—	7,549	7,549
Government sponsored agency mortgage-backed securities	—	3,184	—	3,184
GNMA mortgage-backed securities	—	252,286	—	252,286
Other assets:
Interest rate lock commitments	—	689	—	689
Forward contracts to sell mortgage loans	—	—	—	1

Total	$264	$259,663	$7,549	$267,477

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$3	$—	$3
Forward contracts to sell mortgage loans	—	312	—	313

Total	$—	$315	$—	$316

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at June 30, 2013 and March 31, 2013 to price GNMA mortgage-backed securities are as follows:

	June 30, 2013		Weighted Average	March 31, 2013		Weighted Average
	From	To		From	To
Coupon rate	1.6%	4.6%	2.4%	1.6%	4.6%	2.4%
Duration (in years)	1.2	5.7	3.8	1.2	5.1	3.6
PSA prepayment speed	178	430	274	283	453	332

The Corporation had 99.2% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates the below inputs considered Level 3 by the accounting guidance.

	June 30, 2013		Weighted Average	March 31, 2013		Weighted Average
	From	To		From	To
Observable inputs:
30 to 59 day delinquency rate	1.6%	3.9%	3.0%	2.0%	4.6%	3.8%
60 to 89 day delinquency rate	0.6	2.4	1.5	0.7	3.1	1.8
90 plus day delinquency rate	1.7	8.4	5.8	2.4	6.2	5.6
Loss severity	39.5	73.0	56.8	39.9	71.2	58.3
Coupon rate	5.0	6.0	5.5	5.0	6.0	5.5
Current credit support	—	72.2	1.0	—	58.4	1.4
Unobservable inputs:
Month 1 to month 24 constant default rate	3.5	11.1	7.6	4.5	11.5	8.1
Discount rate	4.0	7.0	6.4	4.0	7.0	6.3

Loans held for sale consist primarily of the current origination of certain fixed- and adjustable-rate residential mortgage loans and effective April 1, 2013 are carried at fair value with no deferral of fees or costs, determined on a loan by loan basis.

Prior to April 1, 2013, these loans were carried at the lower cost or fair value. These loans were valued individually based upon quoted market prices for similar loans and the amount of any gross loss was recorded as a valuation allowance in loans held for sale. Fees received from the borrower and direct costs to originate the loan were deferred and recorded as an adjustment to the loan carrying value. Valuation adjustments were included in the statement of operations in net gain on sale of loans.

Loans held for sale are summarized as follows:

	June 30, 2013	March 31, 2013
	(In thousands)
Unpaid principal balance	$20,560	$18,064
Valuation adjustments:
To fair value	(855)	N/A
To the lower of cost or fair value	N/A	(6)

Carrying value	$19,705	$18,058

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended June 30,
	2013	2012
	(In Thousands)
Non-agency CMOs

Beginning balance	$7,549	$21,592
Total realized/unrealized gains (losses):
Included in earnings	1	129
Included in other comprehensive income	114	168
Included in earnings as unrealized other-than-temporary impairment	—	(68)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	—	4
Included in earnings as realized other-than-temporary impairment	68	138
Principal repayments	(551)	(1,582)
Sales	—	(1,905)

Ending balance	$7,181	$18,476

There were no transfers in or out of Levels 1, 2 or 3 during the quarter ended June 30, 2013 and fiscal year ended March 31, 2013. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of June 30, 2013 and March 31, 2013:

	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$67,668	$67,668
Mortgage servicing rights	—	—	9,254	9,254
Other real estate owned	—	—	68,241	68,241

Total assets at fair value	$—	$—	$145,163	$145,163

March 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$76,430	$76,430
Loans held for sale (1)	—	643	—	643
Mortgage servicing rights	—	—	20,889	20,889
Other real estate owned	—	—	84,342	84,342

Total assets at fair value	$—	$643	$181,661	$182,304

(1)	Effective April 1, 2013, loans held for sale are recorded at fair value and therefore are reflected in the table of financial instruments carried at fair value for the period ended June 30, 2013.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 10.0% to 23.5% as well as total portfolio lifetime weighted average prepayment speeds of 7.5% to 37.6% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Deposits: The fair value for deposit accounts with no defined maturities, such as demand deposits, savings, and money market accounts, is equal to their carrying amounts, which represents the amount payable on demand. Fair value for certificates of deposit, with stated maturities, is estimated using a discounted cash flow calculation based on contractual cash flows. The discount rate is estimated using incremental borrowing rates for similar terms. In accordance with ASC Topic 820, deposits have been categorized as a Level 2 fair value measurement.

Other borrowed funds: The fair value of FHLB advances is obtained from the Federal Home Loan Bank, which uses a discounted cash flow analysis based on current market rates for borrowings with similar terms. Repurchase agreements are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements. In the absence of a reasonably precise methodology to determine the fair value of the credit agreement, carrying value has been used to represent fair value. In accordance with ASC Topic 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2013 and March 31, 2013.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	June 30, 2013		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$241,539	$241,539	$228,536	$228,536
Investment securities available for sale	288,965	288,965	266,787	266,787
Loans held for sale	19,705	19,705	18,058	18,356
Loans held for investment	1,627,243	1,585,720	1,670,543	1,643,968
Mortgage servicing rights	22,718	23,372	21,824	22,088
Federal Home Loan Bank stock	25,630	25,630	25,630	25,630
Accrued interest receivable	9,063	9,063	9,563	9,563
Interest rate lock commitments	163	163	689	689
Unused commitments	3	3	—	—
Forward contracts to sell mortgage loans (1)	1,342	1,342	1	1

Financial liabilities:
Non-maturity deposits	1,380,337	1,380,337	1,366,049	1,366,049
Deposits with stated maturities	621,576	621,450	658,976	660,536
Other borrowed funds	318,749	335,321	317,225	341,903
Accrued interest payable—borrowings	58,121	58,121	53,788	53,788
Accrued interest payable—deposits	559	559	607	607
Interest rate lock commitments	600	600	3	3
Unused commitments	229	229	—	—
Forward contracts to sell mortgage loans (1)	169	169	313	313

(1)

The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 15 – Income Taxes

The Corporation accounts for income taxes based on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. Significant net deferred tax assets have been created for net operating loss (NOL) carryforwards and deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax purposes, only net charge-offs on uncollectible loans are deductible, not the provision for loan losses.

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

At June 30, 2013 and March 31, 2013, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions increase the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $166.7 million and $162.1 million at June 30, 2013 and March 31, 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows:

	June 30, 2013	March 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,432	$32,275
OREO valuation allowance and other loss reserves	17,439	17,101
Federal NOL carryforwards	105,268	101,629
State NOL carryforwards	21,464	20,929
Unrealized securities losses	1,029	—
Other	3,362	3,629

Total deferred tax assets	178,994	175,563
Valuation allowance	(166,652)	(162,077)

Adjusted deferred tax assets	12,342	13,486

Deferred tax liabilities:
FHLB stock dividends	(1,928)	(1,928)
Mortgage servicing rights	(9,112)	(8,754)
Unrealized securities gains	—	(1,435)
Other	(1,302)	(1,369)

Total deferred tax liabilities	(12,342)	(13,486)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 and March 31, 2013, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 16 – Earnings Per Share

Basic earnings per share for the three months ended June 30, 2013 and 2012 has been determined by dividing net loss available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

The computation of earnings per share for the quarter ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,
	2013	2012
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share - loss available to common stockholders	(8,945)	$(3,418)
Denominator:
Denominator for basic earnings per share - weighted average shares	21,247	21,248
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	21,247	21,248

Basic loss per common share	$(0.42)	$(0.16)

Diluted loss per common share	$(0.42)	$(0.16)

At June 30, 2013, approximately 38,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Treasury’s warrants (see Note 10) to purchase up to 7,399,103 shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and, therefore, anti-dilutive.

ANCHOR BANCORP WISCONSIN INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), which includes information regarding significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form 10-Q.

EXECUTIVE OVERVIEW

On August 12, 2013, the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of the Bank. The Chapter 11 Case is being administered under the caption “In re [Anchor BanCorp]” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. For more information on the Chapter 11 Case and the Plan or Reorganization, see the Company’s Current Report on Form 8-K, filed on or about August 13, 2013, which is incorporated by reference herein.

Financial Results

•	Basic and diluted (loss) available to common equity decreased to $(0.42) for the quarter ended June 30, 2013 compared to $(0.16) for the quarter ended June 30, 2012;

•

The net interest margin decreased 18 basis points to 2.38% for the quarter ended June 30, 2013 from 2.56% for the quarter ended June 30, 2012 as yields on interest-earning assets declined proportionally more than the cost to fund those assets;

•

Loans held for sale increased $1.6 million, or 9.1% primarily due to lower origination volume at the end of March 31, 2013 due to the Easter holiday as well as the decision to temporarily delay the sale of certain loans at June quarter end due to unfavorable pricing levels.

•

Loans held for investment (net of the allowance for loan losses) decreased $43.3 million, or 2.6%, since March 31, 2013 primarily due to scheduled pay-offs, amortization and the transfer of $3.3 million to other real estate owned;

•	Deposits decreased $23.1 million, or 1.1%, since March 31, 2013 primarily due to runoff of time deposits;

•

Total risk-based capital ratio for the Bank was 9.21% as of June 30, 2013, compared to 9.02% at March 31, 2013. Under regulatory requirements, a bank must have a total risk-based capital ratio of 8% or greater to be considered adequately capitalized, however, the Bank’s total risk based capital ratio remains below the 12% level required under the terms of the Cease and Desist Order.

•	Total non-performing loans decreased $11.8 million, or 10.0% to $107.0 million at June 30, 2013 from $118.8 million at March 31, 2013;

•

Total non-performing assets (total non-performing loans and other real estate owned) decreased $27.9 million, or 13.7%, to $175.2 million at June 30, 2013 from $203.1 million at March 31, 2013; as the Bank continues its efforts to reduce problem asset levels.

•

The provision for loan losses of $275,000 for the three months ended June 30, 2013 was an increase of $3.1 million compared to a recovery of $2.8 million recorded for the three months ended June 30, 2012; and

•	Delinquencies (loans past due 30 days or more) decreased $9.8 million or 8.4%, to $106.8 million at June 30, 2013 from $116.6 million at March 31, 2013.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past year. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At June 30, 2013, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $107.0 million, $11.8 million below the $118.8 million in this category at March 31, 2013. In addition, the Bank experienced a significant decrease in the level of foreclosed properties on the consolidated balance sheet. At June 30, 2013, foreclosed properties and repossessed assets were $68.2 million, compared to $84.3 million at March 31, 2013, a 19.1 percent decrease. Non-performing assets have had and will continue to have a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The allowance for loan losses (“ALLL”) declined to $75.9 million at June 30, 2013 from $79.8 million at March 31, 2013, a 4.9 percent decrease. Net charge-offs during the quarter ended June 30, 2013 were $4.2 million compared to $7.9 million during the quarter ended June 30, 2012. The provision for credit losses was $275,000 for the quarter ended June 30, 2013, compared to a recovery of $2.8 million for the quarter ended June 30, 2012. While the balance in the allowance for loan losses declined 4.9 percent during the quarter ended June 30, 2013, the allowance compared to total non-performing loans of 70.9 percent at June 30, 2013 actually increased during the quarter, up from 67.2 percent at March 31, 2013 as a result of a larger decrease in non-performing loans.

Recent Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued through 2012 appears to have settled into a slow economic recovery. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of Dodd-Frank.

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

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$13,417	$14,820	$15,205	$16,059
Provision for loan losses	275	675	4,832	5,029
Non-interest income	8,852	7,503	11,844	13,056
Non-interest expense	27,375	35,668	33,849	32,842
Income (loss) before income tax expense (benefit)	(5,381)	(14,020)	(11,632)	(8,756)
Income tax expense (benefit)	—	—	10	(191)
Net income (loss)	(5,381)	(14,020)	(11,642)	(8,565)
Preferred stock dividends in arrears(1)	(1,701)	(1,662)	(1,654)	(1,634)
Preferred stock discount accretion	(1,863)	(1,843)	(1,853)	(1,853)
Net loss available to common equity	(8,945)	(17,525)	(15,149)	(12,052)

Selected Financial Ratios (2):
Yield on interest-earning assets	3.75%	4.02%	3.84%	3.96%
Cost of funds	1.34	1.35	1.39	1.49
Interest rate spread	2.41	2.67	2.45	2.47
Net interest margin	2.38	2.62	2.42	2.44
Return on average assets	(0.91)	(2.37)	(1.78)	(1.26)
Average equity to average assets	(2.64)	(2.03)	(1.34)	(1.05)
Non-interest expense to average assets	4.65	6.02	5.16	4.81

Per Share:
Basic loss per common share	$(0.42)	$(0.82)	$(0.71)	$(0.57)
Diluted loss per common share	(0.42)	(0.82)	(0.71)	(0.57)
Dividends per common share	—	—	—	—
Book value per common share	(8.33)	(7.70)	(7.37)	(6.87)

Financial Condition:
Total assets	$2,344,469	$2,367,583	$2,412,379	$2,665,455
Loans receivable
Held for sale	19,705	18,058	31,483	34,274
Held for investment, net	1,627,243	1,670,543	1,738,242	1,859,473
Deposits	2,001,913	2,025,025	2,055,049	2,144,410
Other borrowed funds	318,749	317,225	317,102	467,293
Stockholders’ deficit	(71,389)	(59,864)	(46,622)	(36,039)
Allowance for loan losses	75,872	79,815	83,761	90,678
Non-performing assets(3)	175,209	203,132	236,355	251,461

(1)	Including compounding.
(2)	Annualized when appropriate.
(3)

Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

	Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$16,399	$15,890	$16,014	$18,500
Provision for loan losses	(2,803)	4,625	8,426	17,215
Non-interest income	13,498	12,977	10,768	16,436
Non-interest expense	32,645	28,195	30,225	33,882
Income (loss) before income tax expense (benefit)	55	(3,953)	(11,869)	(16,161)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	55	(3,953)	(11,869)	(16,161)
Preferred stock dividends in arrears(1)	(1,610)	(1,591)	(1,572)	(1,579)
Preferred stock discount accretion	(1,863)	(1,844)	(1,853)	(1,853)
Net loss available to common equity	(3,418)	(7,388)	(15,294)	(19,593)

Selected Financial Ratios (2):
Yield on interest-earning assets	4.21%	4.17%	4.08%	4.41
Cost of funds	1.56	1.72	1.81	1.84
Interest rate spread	2.65	2.45	2.27	2.57
Net interest margin	2.56	2.35	2.18	2.47
Return on average assets	0.01	(0.54)	(1.51)	(2.02)
Average equity to average assets	(1.03)	(0.94)	(0.53)	(0.20)
Non-interest expense to average assets	4.72	3.88	3.68	4.23

Per Share:
Basic loss per common share	$(0.16)	$(0.35)	$(0.72)	$(0.92)
Diluted loss per common share	(0.16)	(0.35)	(0.72)	(0.92)
Dividends per common share	—	—	—	—
Book value per common share	(6.52)	(6.57)	(6.37)	(5.81)

Financial Condition:
Total assets	$2,784,076	$2,789,452	$3,061,573	$3,197,441
Loans receivable
Held for sale	27,938	39,332	36,962	45,199
Held for investment, net	1,959,348	2,057,744	2,165,955	2,257,467
Deposits	2,253,135	2,264,901	2,472,681	2,593,621
Other borrowed funds	476,378	476,103	538,091	537,194
Stockholders’ deficit	(28,508)	(29,550)	(25,327)	(13,391)
Allowance for loan losses	100,477	111,215	130,926	138,347
Non-performing assets(3)	272,942	313,765	348,077	349,472

(1)	Including compounding.
(2)	Annualized when appropriate.
(3)

Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three Months Ended June 30, 2013

Net results from operations for the three months ended June 30, 2013 decreased $5.5 million to a net loss of $5.4 million from net income of $0.1 million in the prior year period. The net loss reported in the current quarter compared to the income in the three-month period last year was due to declines in non-interest income of $4.6 million, net interest income of $3.0 million and an increase in provision for loan losses of $3.0 million. These unfavorable variances were partially offset by a decrease in non-interest expense of $5.3 million. The discussion that follows provides additional details regarding these results for the quarter.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,553,911	$17,326	4.46%	$1,773,507	$22,096	4.98%
Consumer loans	168,558	2,031	4.82	246,723	2,764	4.48
Commercial business loans	25,594	409	6.39	19,727	428	8.68

Total loans receivable (2) (3)	1,748,063	19,766	4.52	2,039,957	25,288	4.96
Investment securities (4)	269,194	1,260	1.87	238,427	1,521	2.55

Interest-earning deposits	212,980	131	0.25	249,939	154	0.25
Federal Home Loan Bank stock	25,630	19	0.30	33,128	28	0.34

Total interest-earning assets	2,255,867	21,176	3.75	2,561,451	26,991	4.21
Non-interest-earning assets	96,925			204,352

Total assets	$2,352,792			$2,765,803

Interest-Bearing Liabilities
Demand deposits	$1,037,506	319	0.12	$1,011,400	549	0.22
Regular savings	329,354	90	0.11	275,380	84	0.12
Certificates of deposit	638,212	1,095	0.69	950,943	2,958	1.24

Total deposits	2,005,072	1,504	0.30	2,237,723	3,591	0.64
Other borrowed funds	319,530	6,255	7.83	477,866	7,001	5.86

Total interest-bearing liabilities	2,324,602	7,759	1.34	2,715,589	10,592	1.56

Non-interest-bearing liabilities	90,289			78,830

Total liabilities	2,414,891			2,794,419
Stockholders’ deficit	(62,099)			(28,616)

Total liabilities and stockholders’ deficit	$2,352,792			$2,765,803

Net interest income/interest rate spread (5)		$13,417	2.41%		$16,399	2.65%

Net interest-earning assets	$(68,735)			$(154,138)

Net interest margin (6)			2.38%			2.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			0.94

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)

Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $3.0 million or 18.2% for the three months ended June 30, 2013, as compared to the same period in the prior year. Interest income decreased $5.8 million or 21.5% for the quarter ended June 30, 2013, compared to the same period in the prior year, primarily due to a decline in average balances and yields in the loan portfolios. Interest expense decreased $2.8 million or 26.7% for the three months ended June 30, 2013, as compared to the same period in the prior year due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts and lower borrowed funds balances. The net interest margin decreased to 2.38% for the three-month period ended June 30, 2013 from 2.56% for the respective period in the prior year.

Loan portfolio average balances declined $291.9 million in the quarter ending June 30, 2013 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal and charge-offs. New loan origination has been limited as part of the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff to improve net interest margin. Investment security average balances increased $30.8 million primarily due to the purchase of securities totaling $113.6 million since June 30, 2012, partially offset by sales, calls, maturities and principal collections in the past year. The average balance of interest-earning deposits decreased $37.0 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

The average balance of CDs decreased $312.7 million for the three months ended June 30, 2013 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 55 basis points quarter over quarter. The decline in CD average balance and interest rate was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Loan Losses

Provision for loan losses of $275,000 for the quarter ended June 30, 2013 was an increase of $3.1 million over the prior year period compared to a recovery of $2.8 million recorded in the quarter ended June 30, 2012. Non-performing loans totaled $107.0 million at June 30, 2013, down from $189.0 million at June 30, 2012.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Net impairment losses recognized in earnings	$—	$(64)	$64	100.0%
Loan servicing income (loss), net of amortization	55	(406)	461	(113.5)
Service charges on deposits	2,580	2,682	(102)	(3.8)
Investment and insurance commissions	1,063	1,032	31	3.0
Net gain on sale of loans	2,793	5,836	(3,043)	(52.1)
Net gain on sale and call of investment securities	—	62	(62)	(100.0)
Net gain on sale of OREO	925	3,172	(2,247)	(70.8)
Other income	1,436	1,184	252	21.3

Total non-interest income	$8,852	$13,498	$(4,646)	(34.4)%

Non-interest income decreased $4.6 million or 34.4% to $8.9 million for the three months ended June 30, 2013, compared to $13.5 million for the respective period in 2012. The decrease was primarily due to a decline in the net gain realized on loan sales and lower net gain on sale of OREO.

The decrease in net gain on sale of loans of $3.0 million was primarily attributable to a lower volume of sales in the current year period of $149.1 million compared to $242.3 million in the same quarter a year ago. Loan servicing income improvement of $461,000 in the current quarter compared to the respective period a year ago was primarily due to lower amortization charges related to the mortgage servicing right asset.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$11,130	$10,470	$660	6.3%
Occupancy	1,986	1,833	153	8.3
Furniture and equipment	850	1,512	(662)	(43.8)
Federal deposit insurance premiums	1,332	1,564	(232)	(14.8)
Data processing	1,420	1,385	35	2.5
Communications	536	445	91	20.4
Marketing	396	248	148	59.7
OREO expense, net	4,289	7,012	(2,723)	(38.8)
Investor loss reimbursement	371	226	145	64.2
Mortgage servicing rights impairment (recovery)	(1,258)	1,257	(2,515)	(200.1)
Provision for unfunded loan commitments	1,734	1,087	647	59.5
Legal services	1,271	1,598	(327)	(20.5)
Other professional fees	495	643	(148)	(23.0)
Insurance	376	393	(17)	(4.3)
Other expense	2,447	2,972	(525)	(17.7)

Total non-interest expense	$27,375	$32,645	$(5,270)	(16.1)%

Non-interest expense decreased $5.3 million or 16.1% to $27.4 million for the three months ended June 30, 2013, as compared to $32.6 million for the respective period in 2012. The favorable variance was primarily due to lower mortgage servicing rights impairment of $2.5 million and lower OREO expenses primarily due to a decrease in provisions for losses on repossessed property. These favorable variances were partially offset by higher compensation and benefits and provision for unfunded loan commitments. The mortgage servicing rights impairment improved reflecting a slight increase in market interest rates during the current quarter ending June 30, 2013 as the 10-year Treasury rate rose 65 basis points during that three month period causing a reduction in mortgage refinance activity.

Income Taxes

There was no income tax expense for the three month periods ended June 30, 2013 and 2012. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

FINANCIAL CONDITION

During the three months ended June 30, 2013, total assets decreased by $23.1 million from $2.37 billion at March 31, 2013 to $2.34 billion at June 30, 2013. The decrease was attributable to lower balances in loans held for investment of $43.3 million and OREO of $16.1 million, partially offset by increases in investment securities of $22.2 million and cash and cash equivalents of $13.0 million.

Interest-earning deposits totaled $210.2 million at June 30, 2013, up $11.9 million from $198.3 million at March 31, 2013. The increase in interest-earning deposits was primarily due to increased cash levels from loan repayment and OREO sale proceeds. Purchases of investment securities available-for-sale totaled $43.1 million in the quarter ending June 30, 2013.

Investment securities available for sale increased by $22.2 million during the three months ended June 30, 2013, as a result of purchases of $43.1 million, principal collections of $14.4 million, a net decrease in fair value of $6.1 million, premium amortization net of discount accretion of $396,000 and net realized and unrealized impairment losses of $68,000 in the period.

Net loans held for investment decreased $43.3 million, or 2.6% during the three months ended June 30, 2013. Activity for the period consisted of principal repayments of $129.7 million and transfers to other real estate owned of $3.3 million; partially offset by originations and refinances of $88.5 million, decrease in allowance for loan losses of $3.9 million and other miscellaneous activity of $2.7 million.

Other real estate owned decreased $16.1 million to $68.2 million at June 30, 2013 from $84.3 million at March 31, 2013. The decrease in OREO was primarily due to sales of $18.0 million, partially offset by transfers in from the loan portfolio of $3.3 million, and valuation adjustment net write downs of $2.4 million.

Net deferred tax asset was zero at June 30, 2013 and March 31, 2013 due to a valuation allowance on the entire balance. The valuation allowance is necessary since the recovery of the net deferred asset is not considered to be more likely than not as it is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $11.6 million during the three months ended June 30, 2013 due to a $23.1 million decrease in deposits, partially offset by increases in other liabilities and accrued interest and fees payable of $4.8 million and $4.7 million, respectively. The decrease in deposits was due a decline in CD balances of $37.4 million attributable to more disciplined pricing of these products to reduce excess liquidity, partially offset by an increase in checking, savings and money market deposit product balances totaling $14.3 million.

Stockholders’ deficit grew $11.5 million during the three months ended June 30, 2013 due the net loss in the period of $5.4 million and a decrease in fair value of the available for sale investment securities portfolio of $6.3 million attributable to generally rising market interest rates during the past three months.

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

•	a requirement that companies adopt a company–wide policy regarding excessive or luxury expenditures; and

•	a requirement that companies permit a separate, non–binding shareholder vote to approve the compensation of executives.

58

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

The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OCC prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. Further, the Corporation’s board was required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OCC its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of June 30, 2013.

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

At June 30, 2013 and March 31, 2013, the Bank had a tier 1 leverage (core) capital ratio of 4.57% and 4.53% and a total risk-based capital ratio of 9.21% and 9.02%, respectively, each below the required capital ratios set forth above. Without a waiver by the OCC or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

On August 12, 2013, the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization in order to facilitate the restructuring of the Company and the recapitalization of the Bank. The Chapter 11 Case is being administered under the caption “In re Anchor BanCorp Wisconsin Inc.” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. Beginning fiscal 2011 through the current period, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing asset portfolios. The Bank is slowly returning to management of portfolio returns through discrete investments within approved risk tolerances.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	June 30, 2013			March 31, 2013
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)

Residential	$28,375	26.5%	1.65%	$33,107	27.9%	1.88%
Commercial and industrial	2,281	2.1	0.13	2,915	2.5	0.17
Land and construction	29,425	27.5	1.71	31,787	26.8	1.80
Multi-family	19,394	18.1	1.13	20,652	17.4	1.17
Retail/office	16,761	15.7	0.98	17,523	14.8	0.99
Other commercial real estate	7,281	6.8	0.42	8,165	6.9	0.46
Education (2)	380	0.4	0.02	424	0.4	0.02
Other consumer	3,071	2.9	0.18	4,217	3.5	0.24

Total	$106,968	100.0%	6.22%	$118,790	100.0%	6.74%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $12,280 and $13,697 at June 30, 2013 and March 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the three months ended June 30, 2013:

	Non- Performing Loans March 31, 2013	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non- Performing Loans June 30, 2013	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$33,107	$1,461	$(1,571)	$(2,304)	$(816)	$(1,502)	$28,375	$519,105	$15,122
Commercial and industrial	2,915	321	(43)	—	(582)	(330)	2,281	31,543	5,842
Land and construction	31,787	1,596	—	(162)	(2,715)	(1,081)	29,425	73,479	13,948
Multi-family	20,652	351	—	(378)	(1,134)	(97)	19,394	251,889	11,777
Retail/office	17,523	28	(173)	—	(610)	(7)	16,761	173,436	13,027
Other commercial real estate	8,165	339	—	(208)	(803)	(212)	7,281	174,552	12,054
Education	424	19	—	—	(63)	—	380	147,780	268
Other consumer	4,217	617	(715)	(96)	(204)	(748)	3,071	243,262	3,834

Total	$118,790	$4,732	$(2,502)	$(3,148)	$(6,927)	$(3,977)	$106,968	$1,615,046	$75,872

Non-performing loans decreased $11.8 million during the three months ended June 30, 2013. The loan categories with the largest decline in non-performing loans during the three months ended June 30, 2013 were residential (decrease of $4.7 million) and land and construction loans (decrease of $2.4 million). Multi-family and other consumer each declined by more than $1 million.

The interest income that would have been recorded during the three months ended June 30, 2013 and 2012 if non-performing loans at the end of the period had been current in accordance with their terms during the period was $1.1 million and $1.9 million, respectively.

Non-Performing Assets

The composition of non-performing assets is summarized as follows:

	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$82,406	$92,503
Troubled debt restructurings - non-accrual (1)	24,562	26,287
Other real estate owned (OREO)	68,241	84,342

Total non-performing assets	$175,209	$203,132

Non-performing loans to gross loans (2)	6.21%	6.74%
Non-performing assets to total assets	7.47	8.58
Allowance for loan losses to gross loans (2)	4.41	4.53
Allowance for loan losses to non-performing loans	70.93	67.19
Allowance for loan losses plus OREO valuation allowance to non-performing assets	63.54	57.02

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the three months ended June 30, 2013:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at March 31, 2013	$118,790	$84,342	$203,132

Additions	4,732	—	4,732
Transfers:
Loans to OREO	(3,148)	3,261	113
Returned to accrual status	(2,502)	—	(2,502)
Sales	—	(17,046)	(17,046)
Loan charge-offs/OREO net additional write-downs	(3,977)	(2,368)	(6,345)
Capitalized improvements	—	52	52
Payments	(6,927)	—	(6,927)

Balance at June 30, 2013	$106,968	$68,241	$175,209

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $12,280 and $13,697 that are 90 days or more past due but still accruing interest at June 30, 2013 and March 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were delinquent 30 days and over at the dates indicated.

	June 30, 2013		March 31, 2013
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$15,861	0.92%	$14,294	0.81%
60 to 89 days	4,545	0.26	10,109	0.57
90 days and over	86,432	5.02	92,209	5.23

Total	$106,838	6.20%	$116,612	6.61%

Loans past due 90 days and over decreased $5.8 million to $86.4 million at June 30, 2013 from $92.2 million at March 31, 2013 primarily due to the slow but steady economic recovery and the limited amount of new loan production in the past several years.

Impaired Loans

At June 30, 2013, the Corporation has identified $145.3 million of loans as impaired which includes non-accrual loans plus performing troubled debt restructurings. At March 31, 2013, impaired loans were $160.4 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses (ALLL). The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the ALLL when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The balance in the ALLL is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in the Critical Accounting Estimates and Judgments section that appears later in this Item 2.

The ALLL consists of general, substandard loan and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and loans reported as troubled debt restructurings. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass and special mention rated loans and is based on historical net loss experience for the past seven quarters, adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate ALLL. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

The general component of the allowance for loan loss methodology incorporates the following quantitative and qualitative risk factors to establish the appropriate general allowance for loan loss at each reporting date.

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

Any changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal seven quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the quantitative factor related to the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period, with the intent to build to an eight quarter look-back in quarters subsequent to June 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio. The impact to the allowance for loan losses at June 30, 2013 after implementing the above modifications was a reduction of $1.4 million in the required reserve as compared to the previous methodology. See the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for a full description of the allowance methodology.

The following table presents the allowance for loan losses by component:

	At June 30, 2013	At March 31, 2013
	(In thousands)

General component	$26,028	$28,163
Substandard loan component	23,161	22,560
Specific component	26,683	29,092

Total allowance for loan losses	$75,872	$79,815

The following table presents the unpaid principal balance of loans by risk category:

	At June 30, 2013	At March 31, 2013
	(In thousands)
Pass (1)	$1,502,014	$1,519,665
Special mention	27,414	33,363

Total pass and special mention rated loans	1,529,428	1,553,028

Substandard rated loans, excluding TDR accrual	47,315	49,813

Troubled debt restructurings - accrual	38,303	41,565
Non-accrual	106,968	118,790

Total impaired loans	145,271	160,355

Total unpaid principal balance	$1,722,014	$1,763,196

(1)	Includes all accrual residential and consumer loans as these loans are generally not individually rated.

The following table presents credit risk metrics related to the allowance for loan losses:

	June 30,	March 31,
	2013	2013
	(Dollars in thousands)
General ALLL / pass and special mention loans	1.7%	1.8%
Substandard ALLL / substandard loans (excluding TDR accrual)	49.0%	45.3%
Specific ALLL / impaired loans	18.4%	18.1%
Loans 30 to 89 days past due	$20,406	$24,403

The following table summarizes activity in the allowance for loan losses for the period indicated:

	Three Months Ended
	June 30,
	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$79,815	$111,215
Charge-offs:
Residential	(1,665)	(1,363)
Multi-family	(170)	(752)
Commercial real estate	(374)	(3,904)
Land and construction	(1,655)	(2,112)
Consumer	(907)	(791)
Commercial and industrial	(411)	(1,651)

Total charge-offs	(5,182)	(10,573)

Recoveries:
Residential	163	208
Multi-family	74	51
Commercial real estate	177	1,059
Land and construction	353	246
Consumer	42	32
Commercial and industrial	155	1,042

Total recoveries	964	2,638

Net charge-offs	(4,218)	(7,935)

Provision for loan losses	275	(2,803)

Allowance at end of period	$75,872	$100,477

Net charge-offs to average loans held for sale and for investment	(0.97)%	(1.56)%

Net charge-offs decreased $3.7 million to $4.2 million for the three months ending June 30, 2013. The improvement in net charge-offs reflects the impact of the slow but steady economic recovery and the limited amount of new loan production in the past several years. All practical and legal methods of collection, repossession and disposal are pursued, and high underwriting standards are adhered to in the origination process in order to continue to improve asset quality.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $16.1 million to $68.2 million during the three months ended June 30, 2013. Individual properties included in OREO at June 30, 2013 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(in thousands)

Raw Land	Northeast Wisconsin	$2,588
Raw Land	Northeast Wisconsin	1,285

Commercial Building	Northwest Wisconsin	1,375

Raw Land	South Central Wisconsin	2,195
Commercial Building	South Central Wisconsin	1,750
Raw Land	South Central Wisconsin	1,433
Raw Land	South Central Wisconsin	1,121
Raw Land	South Central Wisconsin	1,098

Commercial Building	Southeast Wisconsin	3,824
Raw Land	Southeast Wisconsin	3,191
Commercial Building	Southeast Wisconsin	1,773
Commercial Building	Southeast Wisconsin	1,368

Multi-Family	Eastern Minnesota	1,343

Other properties individually less than $1 million		43,897

		$68,241

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

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of June 30, 2013, the Corporation had outstanding borrowings from the FHLB of $197.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of June 30, 2013 was $512.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $505.7 million.

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

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110 million. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Securities Purchase Agreement provides for redemption of shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends. The Corporation has deferred the payment of dividends during each of the 17 quarters ended June 30, 2013 due to a lack of liquidity. As a result of such deferrals, on September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation.

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

The Plan of Reorganization contemplates that the shares of Series B Preferred Stock and the related warrant held by the Treasury in connection with the Capital Purchase Program would be exchanged for shares of the Company’s Common Stock (collectively, the “TARP Exchange”), which, if the Plan of Reorganization is confirmed by the Bankruptcy Court and the TARP Exchange is completed, would affect the Company’s obligations under the Capital Purchase Program. For more information on the proposed TARP Exchange, see the Company’s Current Report on Form 8-K, filed on or about August 13, 2013, which is incorporated herein by reference.

Loan Commitments

At June 30, 2013, the Bank had outstanding commitments to originate loans of $63.0 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $171.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2013 amounted to $370.7 million. Scheduled maturities of borrowings during the same period totaled $16.4 million for the Bank and $116.3 million for the Corporation. In addition to the principal of $116.3 million due is interest and fees totaling $64.9 million. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $15.9 million at June 30, 2013 related to approximately $250.2 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2013, the Bank had $100,000 of brokered deposits. The Cease and Desist Order of the Bank limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

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

At June 30, 2013, the Bank had a tier 1 leverage ratio of 4.57% and a total risk-based capital ratio of 9.21%, each below the required capital ratios in the Cease and Desist Orders. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.

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

Credit Agreement

As of both June 30, 2013 and March 31, 2013, the Corporation had drawn a total of $116.3 million pursuant to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (as amended from time to time, the “Credit Agreement”) at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by

U.S. Bank (the “Agent”). The total line of credit is fully drawn at $116.3 million. At June 30, 2013, the Corporation had accrued interest and amendment fees payable related to the Credit Agreement of $57.6 million and $7.3 million, respectively. The Credit Agreement contains customary representations, warranties, conditions and events of default for agreements of such type. The Company is currently in payment default of the Credit Agreement at June 30, 2013 and the unpaid principal balance under the Credit Agreement as a result of such payment default shall bear an additional 2.00% annual interest rate in addition to the base interest rate under the Credit Agreement (the “Default Rate”). This Default Rate is currently 17.00% per annum.

On August 12, 2013, the Corporation filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization in order to facilitate the restructuring of the Corporation and the recapitalization of the Bank. The Chapter 11 Case is being administered under the caption “In re Anchor BanCorp Wisconsin Inc.” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Corporation continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Corporation does not currently have the ability to satisfy its payment obligations under the Credit Agreement and Amendment No. 9 which contains customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2013, the Corporation was in default of the Credit Agreement. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if the Corporation is not in compliance with all covenants. The filing of the Chapter 11 Case constitutes an event of default under the Credit Agreement. The Corporation believes that any efforts to enforce the payment obligations under the Credit Agreement are stayed as a result of the filing of the Chapter 11 Case.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of June 30, 2013 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at June 30, 2013 and March 31, 2013, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase

June 30, 2013	8.9%	4.2%

March 31, 2013	12.0%	5.7%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2013 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at June 30, 2013, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 8.9%. The net interest income sensitivity for March 31, 2013 has been restated to reflect a change in methodology that has been implemented to segregate nonaccrual loans in the model. The reduced interest rate sensitivity quarter over quarter is largely attributed to changes in interest rates and a steepening yield curve, which leads to slower prepayment speeds and fewer assets repricing. Overall net interest income sensitivity remains within the Corporation’s and recommended regulatory guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for June 30, 2013 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of June 30, 2013, the projected changes for the market value of equity were within the Corporation’s policy limits.

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

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale securities, loans held for sale, interest rate lock commitments and forward contracts to sell mortgage loans. Assets and liabilities measured at fair value on a non-recurring basis may include mortgage servicing rights, certain impaired loans and OREO. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact future financial condition and results of operations.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses - and separately a reserve for unfunded loan commitments, letters of credit and repurchase of sold loans in other liabilities - at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALLL is comprised of general, substandard loan and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for quantitative and qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance, the loan portfolio is segregated by purpose and collateral type. By doing so, trends in borrower behavior and loss severity are more easily identified. For each class of loan, a historical loss factor is computed. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off rates. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience or other factors. Given the changes in the credit market that have occurred since 2008, management reviews each class’ historical losses by quarter for any trends that would indicate a different look back period would be more representative of current experience.

Historical loss rates used to calculate the general allowance are adjusted by values assigned to six quantitative factors and four qualitative factors which are listed in the preceding section titled Allowance for Loan Losses within Credit Risk Management. In determining the appropriate value to assign to a particular factor, if any, management compares the current underlying facts and circumstances with respect to that factor with those in the historical periods. Values assigned to factors are modified when changes in the environment relative to that quantitative or qualitative factor are deemed to be significant. Management will continue to analyze the factors on a quarterly basis, adjusting the historical loss rates as necessary, to a rate believed to be appropriate for the probable and inherent risk of loss in the portfolio.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period, with the intent to build to an eight quarter look-back in quarters subsequent to June 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio. The impact to the allowance for loan losses at June 30, 2013 after implementing the above modifications was a reduction of the required reserve of $1.4 million as compared to the previous methodology. See the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for a full description of the allowance methodology.

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

Loans are considered to be non-performing at such time that they become ninety days past due or earlier if a loss is deemed probable. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the impaired value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral as described above.

Management considers the ALLL at June 30, 2013 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for loan losses may be required that would reduce future earnings.

Foreclosure

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, updated appraisals are generally obtained on an annual basis and the assets are adjusted to the lower of cost or fair value, less estimated selling expenses. Costs relating to the development and improvement of the property may be capitalized. Holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

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

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in Item 1A, “Risk Factors,” as well as elsewhere in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

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

•	changes in accounting principles, policies or guidelines;

•	uncertainties about market interest rates;

•	security breaches of our information systems;

•	environmental liability for properties to which we take title;

•	expiration of our Amended and Restated Credit Agreement;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored–entities;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the

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

The Corporation’s market risk has not materially changed from March 31, 2013. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2013. See also “Asset/Liability Management” in Part I, Item 2 of this report.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, on February 21, 2013, the Company received a “Wells Notice” (“Notice”) from the staff (“Staff”) of the Securities and Exchange Commission (“Commission”) indicating its intent to recommend to the Commission that it bring a civil injunctive action against the Company alleging that it violated Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Securities Act of 1934 and Rules 10b-5 and 13a-13 thereunder.

On August 14, 2013, the Commission filed a complaint alleging the Company and the Company’s former Chief Financial Officer, Dale Ringgenberg, made material misstatements in the Company’s quarterly report on Form 10 Q for the period ending June 30, 2009.

Without admitting or denying the allegations in the Commission’s complaint, the Company agreed to settle the action against it by consenting to the entry of a final judgment permanently enjoining it from violating Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Securities Act of 1934 and Rules 10b-5 and 13a-13 thereunder.

There was no monetary fine or penalty to the Company for the settlement of this action.

On August 12, 2013, Anchor BanCorp Wisconsin Inc. filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of AnchorBank, fsb (the “Bank”). The Chapter 11 Case is being administered under the caption “In re Anchor BanCorp Wisconsin Inc.” Case No. 13-14003-rdm. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company continues to operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. . For more information on the Chapter 11 Case and the Plan of Reorganization, see the Company’s Current Report on Form 8-K, filed on or about August 13, 2013, which is incorporated by reference herein.

The Corporation is also involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation unless otherwise disclosed.

Item 1A	Risk Factors.

In addition to the risk factors included below and other information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on or about May 28, 2013. Those risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in our Annual Report on Form 10–K, this Quarterly Report on Form 10-Q and in other documents we file with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. The trading price of, and market for, shares of our common stock declined significantly when the voluntary petition for relief was announced. The trading price and market could decline further due to any of these risks. This report, including the documents incorporated by reference herein, also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and in the documents incorporated by reference herein.

We have filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code that may have an adverse effect on our business, financial condition, results of operations or prospects.

On August 12, 2013, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Wisconsin in order to facilitate the restructuring of the Company and the recapitalization of the Bank. For the duration of the Chapter 11 Case, our business, financial condition, results of operations and prospects will be subject to various risks, including but not limited to, the following:

•

The Company’s bankruptcy filing may cause the Company’s and the Bank’s existing and potential depositors, customers, vendors, suppliers and others with whom we have commercial relationships to lose confidence in us and may make it more difficult for us to obtain and maintain such commercial relationships on competitive terms or at all;

•	It may be more difficult to retain and motivate our key employees through the process of reorganization, and we may have difficulty attracting new employees;

•	Our senior management will be required to spend significant time and effort dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations;

•	The Company has incurred and will incur substantial costs for professional fees and other expenses associated with the Chapter 11 Case; and

•	The Company’s bankruptcy filing may create adverse publicity, which may result in adverse impacts to our deposit and loan relationships.

Although we have obtained the creditor consents necessary for approval of the Plan of Reorganization, we will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Case that may be inconsistent with our plans. These risks and uncertainties could affect our business, financial condition, results of operations and prospects in various ways and may increase the longer the

Company has to operate under Chapter 11 bankruptcy protection. Because the risks and uncertainties associated with the Chapter 11 Case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Case will have on our business, financial condition, results of operations and prospects.

The Plan of Reorganization is subject to numerous conditions which may not be satisfied and our restructuring efforts may not be successful.

The Plan of Reorganization is designed to improve the Company’s and the Bank’s consolidated balance sheet and capital structure by eliminating the Company’s outstanding senior secured debt and preferred stock in conjunction with raising significant new equity capital and unsecured debt. However, the effectiveness of the Plan of Reorganization is subject to numerous conditions which may not be satisfied. As a result our restructuring efforts may not be successful. Accordingly, we cannot assure you that we will be able to achieve our objectives with respect to the restructuring and recapitalization contemplated by the Plan of Reorganization, regardless of whether the Plan of Reorganization is confirmed.

If the Plan of Reorganization is not confirmed, we could be forced to operate in bankruptcy for an extended period of time while we attempt to develop a reorganization plan that could be confirmed.

If we are not able to confirm and implement the Plan of Reorganization, we may be forced to liquidate under Chapter 7 of the Bankruptcy Code.

If the Plan of Reorganization is confirmed and implemented, the Company’s existing common stock will no longer have any value.

If the Plan of Reorganization is confirmed and implemented, then the outstanding common stock will be canceled and of no further value and holders of the Company’s outstanding common stock will have no stake in the reorganized Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three months ended June 30, 2013.

Item 3	Defaults Upon Senior Securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for a discussion of the Credit Agreement and the Corporation’s Preferred Stock issued under the CPP.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit No. 101	The following financial statements from the Anchor Bancorp Wisconsin, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date:	August 14, 2013	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date:	August 14, 2013	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer