Form 10-Q
period 2013-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2013-11-29
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 001-34955

ANCHOR BANCORP WISCONSIN INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1726871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 West Main Street
Madison, Wisconsin	53703
(Address of principal executive office)	(Zip Code)

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

Class: Common stock — $0.01 Par Value

Number of shares outstanding as of October 31, 2013: 9,050,000

ANCHOR BANCORP WISCONSIN INC.

INDEX – FORM 10-Q

		Page #

Part I - Financial Information

Item 1	Financial Statements

	Unaudited Consolidated Balance Sheets as of September 30, 2013 and Audited as of March 31, 2013	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2013 and 2012	4

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended September 30, 2013 and Audited for the Year Ended March 31, 2013	5

	Unaudited Consolidated Statements of Cash Flows for Six Months Ended September 30, 2013 and 2012	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Executive Overview	51

	Results of Operations	57

	Financial Condition	65

	Regulatory Developments	66

	Risk Management	69
	Credit Risk Management	69
	Liquidity Risk Management	76
	Market Risk Management	78
	Compliance, Strategic and/or Reputational Risk Management	80

	Critical Accounting Estimates and Judgments	81

	Forward Looking Statements	84

Item 3	Quantitative and Qualitative Disclosures About Market Risk	85

Item 4	Controls and Procedures	85

Part II - Other Information

Item 1	Legal Proceedings	86
Item 1A	Risk Factors	86
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3	Defaults Upon Senior Securities	87
Item 4	Mine Safety Disclosures	87
Item 5	Other Information	87
Item 6	Exhibits	87

Signatures		88

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	September 30,	March 31,
	2013	2013
	(In thousands, except share data)
Assets
Cash and due from banks	$36,687	$30,237
Interest-earning deposits	115,841	198,299

Cash and cash equivalents	152,528	228,536
Investment securities available for sale	292,367	266,787
Loans held for sale	4,571	18,058
Loans held for investment	1,654,407	1,750,358
Less: Allowance for loan losses	(71,853)	(79,815)

Loans held for investment, net	1,582,554	1,670,543
Other real estate owned, net	65,897	84,342
Premises and equipment, net	24,061	24,469
Federal Home Loan Bank stock - at cost	25,630	25,630
Mortgage servicing rights, net	23,020	21,824
Accrued interest receivable	8,783	9,563
Other assets	11,590	17,831

Total assets	$2,191,001	$2,367,583

Liabilities and Stockholders’ Equity (Deficit)
Deposits
Non-interest bearing	$250,250	$267,732
Interest bearing	1,692,894	1,757,293

Total deposits	1,943,144	2,025,025
Other borrowed funds	19,748	317,225
Accrued interest and fees payable	843	61,290
Accrued taxes, insurance and employee related expenses	7,248	6,389
Other liabilities	18,981	17,518

Total liabilities	1,989,964	2,427,447

Commitments and contingent liabilities (Note 12)

Preferred stock, $0.01 par value, 100,000 shares authorized as of September 30, 2013, none issued; $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding, and dividends in arrears of $25,345 at March 31, 2013	—	103,833
Common stock, $0.01 par value, 11,900,000 shares authorized, 9,050,000 shares issued at September 30, 2013; and $0.10 par value, 100,000,000 shares authorized and 25,363,339 shares issued at March 31, 2013	91	2,536
Additional paid-in capital	188,350	110,034
Retained earnings (deficit)	16,605	(189,097)
Accumulated other comprehensive income (loss) related to AFS securities	(3,868)	3,918
Accumulated other comprehensive loss related to OTTI securities - non credit factors	(141)	(339)

Total accumulated other comprehensive income (loss)	(4,009)	3,579
Treasury stock, none as of September 30, 2013; 4,116,114 shares at March 31, 2013, at cost	—	(89,848)
Deferred compensation obligation	—	(901)

Total stockholders’ equity (deficit)	201,037	(59,864)

Total liabilities and stockholders’ equity (deficit)	$2,191,001	$2,367,583

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest income
Loans	$19,231	$24,314	$38,997	$49,602
Investment securities and Federal Home Loan Bank stock	1,506	1,535	2,785	3,084
Interest-earning deposits	122	196	253	350

Total interest income	20,859	26,045	42,035	53,036

Interest expense
Deposits	1,374	2,956	2,878	6,547
Other borrowed funds	3,673	7,030	9,928	14,031

Total interest expense	5,047	9,986	12,806	20,578

Net interest income	15,812	16,059	29,229	32,458
Provision for loan losses	—	5,028	275	2,225

Net interest income after provision for loan losses	15,812	11,031	28,954	30,233

Non-interest income
Net impairment losses recognized in earnings	—	(146)	—	(210)
Loan servicing income (loss), net of amortization	646	(590)	701	(996)
Service charges on deposits	2,667	2,693	5,247	5,375
Investment and insurance commissions	893	958	1,956	1,990
Net gain on sale of loans	1,565	7,176	4,358	13,012
Net gain on sale and call of investment securities	—	11	—	73
Net gain on sale of OREO	1,217	1,600	2,142	4,772
Extinguishment of debt	134,514	—	134,514	—
Other income	1,177	1,354	2,613	2,538

Total non-interest income	142,679	13,056	151,531	26,554

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	10,727	10,036	21,857	20,506
Occupancy	2,703	1,929	4,689	3,762
Furniture and equipment	902	1,346	1,752	2,858
Federal deposit insurance premiums	1,276	1,561	2,608	3,125
Data processing	1,264	1,639	2,684	3,024
Communications	497	527	1,033	972
Marketing	848	365	1,244	613
OREO expense, net	3,214	8,110	7,503	15,122
Investor loss reimbursement	223	265	594	491
Mortgage servicing rights impairment (recovery)	(466)	2,100	(1,724)	3,357
Provision for unfunded loan commitments	974	323	2,708	1,410
Legal services	1,047	1,415	2,318	3,013
Other professional fees	878	565	1,373	1,208
Insurance	1,773	398	2,149	791
Debt prepayment penalty	16,149	—	16,149	—
Reorganization costs	1,866	—	1,866	—
Other expense	1,357	2,264	3,804	5,236

Total non-interest expense	45,232	32,843	72,607	65,488

Income (loss) before income taxes	113,259	(8,756)	107,878	(8,701)
Income tax expense (benefit)	9	(191)	9	(191)

Net income (loss)	113,250	(8,565)	107,869	(8,510)
Preferred stock dividends in arrears	(837)	(1,634)	(2,538)	(3,244)
Preferred stock discount accretion	(4,304)	(1,853)	(6,167)	(3,716)
Retirement of preferred shares	104,000	—	104,000	—

Net income (loss) available to common equity	$212,109	$(12,052)	$203,164	$(15,470)

Net income (loss)	$113,250	$(8,565)	$107,869	$(8,510)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized net gains recognized in Statement of Operations - Net gain on sale and call of investment securities	—	(11)	—	(73)
Reclassification adjustments recognized in Statement of Operations - Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(90)	(26)	(158)	(96)
Credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	(4)
Realized credit losses	90	172	158	310
Change in net unrealized gains (losses) on available-for-sale securities	(1,444)	899	(7,588)	1,884

Total other comprehensive income (loss)	(1,444)	1,034	(7,588)	2,021

Comprehensive income (loss)	$111,806	$(7,531)	$100,281	$(6,489)

Income (loss) per common share:
Basic	$10.24	(0.57)	$9.68	$(0.73)
Diluted	10.24	(0.57)	$9.68	$(0.73)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at March 31, 2012	$96,421	$2,536	$110,402	$(147,513)	$(90,259)	$(1,269)	$132	$(29,550)

Net loss				(34,172)				(34,172)
Reclassification adjustment for realized net losses recognized in income	—	—	—	—	—	—	247	247
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	(310)	(310)
Reclassification adjustment for credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	—	—	—	—	(4)	(4)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	722	722
Change in net unrealized gains on available-for-sale securities	—	—	—	—	—	—	2,792	2,792
Vesting of restricted stock	—	—	—	—	411	—	—	411
Change in stock-based deferred compensation obligation	—	—	(368)	—	—	368	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2013	$103,833	$2,536	$110,034	$(189,097)	$(89,848)	$(901)	$3,579	$(59,864)

Net income				107,869				107,869
Reclassification adjustment for net change in unrealized credit related other-than-temporary impairment recognized in income	—	—	—	—	—	—	(158)	(158)
Reclassification adjustment for realized credit losses recognized in income	—	—	—	—	—	—	158	158
Recapitalization transaction fees	—	—	(14,380)	—	—	—	—	(14,380)
Cancellation of common stock	—	(2,536)	(88,213)	—	89,848	901	—	—
Issuance of common stock	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	(110,000)	3	5,997	104,000	—	—	—	—
Change in net unrealized gains on available-for-sale securities	—	—	—	—	—	—	(7,588)	(7,588)
Accretion of preferred stock discount	6,167	—	—	(6,167)	—	—	—	—

Balance at September 30, 2013	$—	$91	$188,350	$16,605	$—	$—	$(4,009)	$201,037

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2013	2012
	(In thousands)
Operating Activities
Net income (loss)	$107,869	$(8,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	774	383
Net gain on sale of investment securities	—	(73)
Net impairment losses on investment securities	—	210
Origination of loans held for sale	(214,848)	(497,231)
Proceeds from sale of loans held for sale	232,693	505,185
Net gain on sale of loans	(4,358)	(13,012)
Provision for loan losses	275	2,225
Provision for OREO losses	4,340	9,751
Loss provision on deposit method OREO property	—	3,301
Provision for unfunded loan commitments	2,708	1,410
Gain on sale of OREO	(2,142)	(4,772)
Depreciation and amortization	1,300	1,884
Mortgage servicing rights impairment (recovery)	(1,724)	3,357
Impairment of real estate held for development and sale	212	535
Loss on disposal of premises and equipment	—	571
Extinguishment of debt	(134,514)	—
Decrease in accrued interest receivable	780	1,197
(Increase) decrease in other assets	6,557	(251)
Increase in accrued interest and fees payable	6,767	9,055
Increase in accrued taxes, insurance and employee related expenses	859	1,165
Increase (decrease) in other liabilities	(1,245)	1,573

Net cash provided by operating activities	6,303	17,953

Investing Activities
Proceeds from sale of investment securities	—	2,778
Purchase of investment securities	(63,293)	(20,502)
Principal collected on investment securities	29,351	19,768
Decrease in loans held for investment	75,010	158,571
Purchases of premises and equipment	(892)	(241)
Proceeds from sale of OREO	29,258	29,511
Capitalized improvements of OREO	(307)	—
FHLB stock redemption	—	10,162

Net cash provided by investing activities	69,127	200,047

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2013	2012
	(In thousands)
Financing Activities
Decrease in deposits	$(119,561)	$(159,166)
Increase in advance payments by borrowers for taxes and insurance	37,680	38,675
Proceeds from borrowed funds	691,715	40,996
Repayment of borrowed funds	(921,892)	(49,806)
Issuance of common stock	175,000	—
Recapitalization transaction fees	(14,380)	—

Net cash used in financing activities	(151,438)	(129,301)

Net increase (decrease) in cash and cash equivalents	(76,008)	88,699
Cash and cash equivalents at beginning of period	228,536	242,980

Cash and cash equivalents at end of period	$152,528	$331,679

Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$13,308	$12,390
Income tax payments	17	10

Non-cash transactions:
Transfer of loans to OREO	12,704	46,180
Transfer of premises and equipment to OREO	—	558
Transfer of OREO to premises and equipment	—	2,870

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at September 30, 2013: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for a fair presentation of the unaudited interim consolidated financial statements have been included.

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three- and six-month periods ended September 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2014. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Certain prior period amounts have been reclassified to conform to the current period presentations with no impact on net income (loss) or total stockholders’ equity (deficit).

Note 2 – Significant Transactions, Significant Risks and Uncertainties

Bankruptcy Proceedings and Emergence from Chapter 11

Background

Headquartered in Madison, Wisconsin, the Company is a savings and loan holding company that operates primarily through AnchorBank, its wholly owned banking subsidiary. The Bank is a $2.2 billion bank and Wisconsin’s largest thrift. Anchor Bank offers personal and business banking services to more than 110,000 households and businesses.

As a result of the economic downturn, significant operating losses beginning in fiscal 2009, significant levels of criticized assets and low levels of capital raised substantial doubt about the Corporation’s ability to continue as a going concern. The Company and the Bank were operating under Orders to Cease and Desist issued by the Office of Thrift Supervision in 2009, and the Corporation had outstanding $116.3 million owed to various lenders led by U. S Bank under a short term line of credit (the “Credit Agreement”) which it was unable to repay. Additionally, the Company obtained funds in 2009 by issuing senior preferred shares as part of the Troubled Asset Relief Program (“TARP”). These funds were then distributed downstream to Anchor Bank. The Corporation continued to negotiate and obtain amendments to the Credit Agreement and diligent efforts were made to seek qualified sources of outside capital.

Bankruptcy Proceedings

On August 12, 2013, the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”), Case No. 13-14003-rdm, in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement the Plan of Reorganization in order to facilitate the restructuring of the Company and the recapitalization of the Bank. Prior to the petition date, U.S. Bank National Association and Bank of America, N.A., as senior secured creditors of the Company (the “Lenders”), and the Treasury, as sole preferred stockholder of the Company, voted to accept the Plan of Reorganization.

On August 30, 2013, the Bankruptcy Court entered the Confirmation Order, by which it confirmed the Plan of Reorganization. On September 27, 2013 (the “Effective Date”), the Plan of Reorganization became effective in accordance with its terms. During the period of bankruptcy, $1.9 million of expenses, primarily comprised of professional fees, were incurred and expensed as reorganization costs in the current period.

Emergence Accounting

Upon emergence, the Company determined it did not meet the requirements to apply fresh start accounting under applicable accounting standards because it did not meet the solvency criteria of ASC 852-10-45-19. The reorganization value was greater than the post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC 852. Accordingly, a new reporting entity was not created for accounting purposes and there were no fair value adjustments. At the time of filing for chapter 11, the Company identified liabilities subject to compromise of $188.3 million, which included the outstanding Credit Agreement of approximately $116.3 million, interest and fees due under the Credit Agreement of $67.2 million and $4.8 million in other liabilities.

Below is a summary of the significant transactions affecting the Company as a result of the effectiveness of the Plan of Reorganization.

Delaware Conversion

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,050,000 shares of Common Stock outstanding as of September 30, 2013.

Private Placements

In connection with the Plan of Reorganization, we entered into stock purchase agreements with certain institutional and other private investors and directors and officers of the Company (the “Investors”) for the purchase and sale of 1,750,000,000 (adjusted on October 2, 2013 as a result of a reverse stock split to 8,750,000 shares) shares of our Common Stock at a purchase price of $0.10 per share.

Pursuant to the stock purchase agreements, we issued and sold the Common Stock to (i) certain Investors such that, after giving effect to the transactions contemplated in the Plan of Reorganization, each such Investor owns up to 9.9% of the Common Stock pursuant to the Private Placements and the Treasury Issuance (as defined below), for an aggregate purchase price of $87.8 million, (ii) certain other Investors such that, after giving effect to the transactions contemplated in the Plan of Reorganization, each such Investor owns up to 4.9% of the Authorized Common Stock pursuant to the Private Placements and the Treasury Issuance, for an aggregate purchase price of $83.7 million, and (iii) certain directors and officers of the Company for an aggregate purchase price of $3.5 million. We received gross proceeds of $175.0 million as a result of the Private Placements and incurred $14.4 million of capital raise costs all of which have been recorded in the Statement of Changes in Stockholders’ Equity.

TARP Exchange

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program, we issued and sold to the Treasury 110,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Company with an aggregate liquidation preference of $110.0 million (the “TARP Preferred Stock”). In addition, we issued to the Treasury a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our common stock, par value $0.10 per share (the “Legacy Common Stock”), at an initial per share exercise price of $2.23. Pursuant to the Plan of Reorganization, we, on the Effective Date and immediately following the consummation of the Private Placements, (i) exchanged the TARP Preferred Stock for 60.0 million shares (adjusted to 300,000 shares as a result of the reverse stock split) of Common Stock (the “Treasury Issuance”) and (ii) cancelled the TARP Warrant in its entirety (collectively, the “TARP Exchange”). The difference between the Common Stock issued and the Preferred Stock redeemed of $104.0 million was recorded as an increase directly to retained earnings. The $104.0 million represents a return from the Preferred stockholder thereby increasing the amount available to common stockholders for purposes of earnings per share.

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of Common Stock delivered to the Treasury in connection with the Treasury Issuance at a purchase price equal to $0.10 per share (the “Secondary Treasury Sales”) under the securities purchase agreements, dated as of September 19, 2013, among the Treasury, the Secondary Investor and (with respect to certain provisions) the Company. In connection with the Secondary Treasury Sales, we entered into secondary sale purchaser agreements with the Secondary Investors pursuant to which we made certain representations and warranties to the Investor and provided rights to the Secondary Investors similar to the rights provided to Investors under the Stock Purchase Agreements. In connection with the Secondary Treasury Sales, the Treasury received gross proceeds of $6,000,000 and ceased to be our stockholder.

Cancellation of Legacy Common Stock

As of July 31, 2013, we had 21,247,225 shares of Legacy Common Stock issued and outstanding. On the Effective Date, immediately following the consummation of the TARP Exchange, all shares of the outstanding Legacy Common Stock including those shares held as treasury stock and in any stock incentive plans were cancelled for no consideration pursuant to the Plan of Reorganization. In connection with the cancellation of the Legacy Common Stock pursuant to the Plan of Reorganization, the Rights Agreement, dated as of November 5, 2010, by and between the Company and American Stock Transfer & Trust Company, LLC was terminated on the Effective Date in accordance with its terms.

Senior Debt Settlement

We were a party to the Amended and Restated Credit Agreement, dated as of June 9, 2008, among the Company, the lenders from time to time a party thereto (the “Lenders”), and U.S. Bank National Association, as administrative agent for the Lenders. As of June 30, 2013, the aggregate amount of obligations under the Credit Agreement was approximately $183.0 million (including with respect to unpaid principal balance, accrued but unpaid interest thereon and all administrative and other fees or penalties). On the Effective Date, pursuant to the Plan of Reorganization, we satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result of the transaction, we recognized a gain on extinguishment of debt of $134.5 million.

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On September 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”).

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

As disclosed above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, on September 27, 2013, pursuant to a pre-packaged plan of reorganization (the “Plan of Reorganization”) to facilitate the restructuring of the Corporation and the recapitalization of the Bank, the Corporation completed a capital raise and received gross proceeds of $175.0 million. See “Executive Overview.”

At September 30, 2013, the Bank had a tier 1 leverage (core) ratio of 9.06% and a total risk-based capital ratio of 16.30%, each meeting the required capital ratios set forth above. As a result of the Plan of Reorganization and the recapitalization of the Bank, the Bank is in compliance with the tier 1 (core) leverage and total risk-based capital ratios as required by the Bank Order. All customer deposits remain fully insured to the highest limits set by the FDIC.

Going Concern

Our March 31, 2013 audit opinion contained a going concern matter due to the previous default on our credit agreement and inability to meet minimum capital requirements. During the most recent quarters, the following events and transactions occurred to address those concerns: On August 12, 2013, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Wisconsin to implement a pre-packaged plan of reorganization (the “Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of the Bank.

On August 30, 2013, the Bankruptcy Court entered the Confirmation Order, by which it confirmed the Plan of Reorganization. As disclosed above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, on September 27, 2013, pursuant to the Plan of Reorganization, the Corporation completed a capital raise and received gross proceeds of $175.0 million. See “Executive Overview.” As a result of the Plan of Reorganization and the recapitalization of the Bank, the Bank is in compliance with the tier 1 (core) leverage and total risk-based capital ratios as required by the Bank Order.

On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation (i) exchanged the TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 shares as a result of the reverse stock split) and (ii) cancelled the TARP Warrant in its entirety. Further, the Corporation has settled its obligations under the Amended and Restated Credit Agreement (“Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders.

Credit Risks

Non-performing assets totaled $162.9 million at September 30, 2013, or 7.43% of total assets, which decreased the Corporation’s interest income. The Corporation’s results of operations will continue to be impacted by the level of non-performing assets, and the Corporation expects continued downward pressure on interest income in the future. As reported in the accompanying unaudited consolidated financial statements, the Corporation has net income of $113.3 million and $107.9 million for the three and six month periods ended September 30, 2013, respectively, and net losses of $8.6 million and $8.5 million for the three and six months ended September 30, 2012, respectively. Stockholders’ equity increased from a deficit of $59.9 million or (2.53)% of total assets at March 31, 2013 to $201.0 million or 9.18% of total assets at September 30, 2013.

Note 3 – Recent Accounting Pronouncements

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and shall be made presuming disallowance of the tax position at the reporting date. The amendments do not require new recurring disclosures.

The amendments are an improvement to current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company already complies with this presentation requirement.

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

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
September 30, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,388	$13	$—	$3,401
Corporate stock and bonds	152	317	—	469
Non-agency CMOs (1)	6,746	13	(153)	6,606
Government sponsored agency mortgage-backed securities (1)	52,279	381	(238)	52,422
GNMA mortgage-backed securities (1)	233,811	1,345	(5,687)	229,469

	$296,376	$2,069	$(6,078)	$292,367

March 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,444	$60	$—	$3,504
Corporate stock and bonds	152	112	—	264
Non-agency CMOs (1)	7,885	15	(351)	7,549
Government sponsored agency mortgage-backed securities (1)	2,975	209	—	3,184
GNMA mortgage-backed securities (1)	248,752	3,907	(373)	252,286

	$263,208	$4,303	$(724)	$266,787

(1)	Primarily collateralized by residential mortgages.

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

The table below presents the fair value and gross unrealized losses of all securities in a loss position, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2013 and March 31, 2013.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2013
Non-agency CMOs	$—	$—	$5,034	$(153)	$5,034	$(153)
Government sponsored agency mortgage-backed securities	14,410	(238)	—	—	14,410	(238)
GNMA mortgage-backed securities	169,079	(5,687)	—	—	169,079	(5,687)

	$183,489	$(5,925)	$5,034	$(153)	$188,523	$(6,078)

March 31, 2013
Non-agency CMOs	$—	$—	$6,674	$(351)	$6,674	$(351)
GNMA mortgage-backed securities	82,822	(373)	—	—	82,822	(373)

	$82,822	$(373)	$6,674	$(351)	$89,496	$(724)

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 29 at September 30, 2013 and 15 at March 31, 2013. Although these securities have declined in value, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of September 1, 2013. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 5.23% to 10.92%.

At September 30, 2013, six non-agency CMOs with a fair value of $6.5 million and an adjusted cost basis of $6.7 million were other-than-temporarily impaired. At March 31, 2013, six non-agency CMOs with a fair value of $6.9 million and an adjusted cost basis of $7.3 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of zero was included in earnings for the three and six months ended September 30, 2013 and $146,000 and $210,000 for the three and six months ended September 30, 2012, respectively. For the three months ended September 30, 2013 and 2012, realized losses of $91,000 and $172,000, respectively, and $158,000 and $310,000 for the six month periods, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of September 30, 2013 and 2012 due to changes in interest rates and other non-credit related factors totaled $5.9 million and $106,000, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the three and six months ended September 30, 2013 and 2012:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
	(In thousands)

Beginning balance of unrealized OTTI related to credit losses	$934	$2,157	$1,002	$2,391

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	—	146	—	214
Debit related OTTI previously recognized for OTTI recovery during the period	1	—	4	—
Credit related OTTI previously recognized for securities sold during the period	—	(76)	—	(236)
Credit related OTTI previously recognized for securities paid-off during the period	—	—	—	(4)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(91)	(172)	(162)	(310)

Ending balance of unrealized OTTI related to credit losses	$844	$2,055	$844	$2,055

All other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	September 30, 2013
(In thousands)

Prior to 2005	$7
2005	277
2006	—
2007	560

$844

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Proceeds from sales	$—	$873	$—	$2,778

Gross gains	—	11	—	73
Gross losses	—	—	—	—

Net gain on sales	$—	$11	$—	$73

At September 30, 2013 and March 31, 2013, investment securities available-for-sale with a fair value of approximately $155.9 million and $187.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities available for sale by contractual maturity at September 30, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)

U.S. government sponsored and federal agency obligations	$—	$3,401	$—	$—	$3,401
Corporate stock and bonds	—	—	—	469	469
Non-agency CMOs	—	—	—	6,606	6,606
Government sponsored agency mortgage-backed securities	—	204	5,125	47,093	52,422
GNMA mortgage-backed securities	—	301	—	229,168	229,469

Total	$—	$3,906	$5,125	$283,336	$292,367

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	September 30, 2013	March 31, 2013
	(In thousands)

Residential	$535,907	$547,720
Commercial and industrial	30,343	30,574
Commercial real estate:
Land and construction	100,647	111,953
Multi-family	264,700	287,447
Retail/office	174,273	198,686
Other commercial real estate	185,411	172,857
Consumer:
Education	138,108	166,429
Other consumer	240,063	247,530

Total unpaid principal balance	1,669,452	1,763,196

Undisbursed loan proceeds(1)	(13,145)	(10,997)
Unamortized loan fees, net	(1,897)	(1,838)
Unearned interest	(3)	(3)

Total loan contra balances	(15,045)	(12,838)

Loans held for investment	1,654,407	1,750,358
Allowance for loan losses	(71,853)	(79,815)

Loans held for investment, net	$1,582,554	$1,670,543

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At September 30, 2013, $535.9 million, or 32.1%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At September 30, 2013, approximately $329.9 million, or 61.6%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At September 30, 2013, approximately $206.0 million, or 38.4%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At September 30, 2013, the unpaid principal balance receivable of commercial and industrial loans amounted to $30.3 million, or 1.8%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and the loans generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At September 30, 2013, $725.0 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.4% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At September 30, 2013, $378.2 million, or 22.7%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans which includes second mortgages typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

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

Approximately $138.1 million, or 8.3%, of the total loans unpaid principal balance receivable at September 30, 2013 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three and six months ended September 30, 2013 and 2012.

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

Allowances for Loan Losses

The allowance for loan losses consists of general, substandard and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and loans reported as troubled debt restructurings. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. These two components make up the general reserve. The general allowance component covers pass, watch and special mention rated loans and is based on historical loss experience adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. In addition, a reserve for unfunded commitments, letters of credit and repurchase of sold loans is maintained and classified in other liabilities.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period and further increased the loss period to an eight quarter look-back in quarters beginning with September 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio. The impact to the allowance for loan losses at September 30, 2013 after implementing the above modifications was a reduction of the required reserve of $2.0 million as compared to the previous methodology. See the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for a full description of the allowance methodology.

The following table presents the allowance for loan losses by component:

	At September 30, 2013	At March 31, 2013
	(In thousands)

General component	$22,606	$28,163
Substandard loan component	19,098	22,560
Specific component	30,149	29,092

Total allowance for loan losses	$71,853	$79,815

The following table presents the unpaid principal balance of loans by risk category:

	At September 30, 2013	At March 31, 2013
	(In thousands)
Pass (1)	$1,476,682	$1,519,665
Special mention	24,653	33,363

Total pass and special mention rated loans	1,501,335	1,553,028

Substandard rated loans, excluding TDR accrual	33,566	49,813

Troubled debt restructurings - accrual	37,549	41,565
Non-accrual	97,002	118,790

Total impaired loans	134,551	160,355

Total unpaid principal balance	$1,669,452	$1,763,196

(1)	Includes all accrual residential and consumer loans as these loans are generally not individually rated.

The following table presents activity in the allowance for loan losses by portfolio segment for the three and six months ended September 30, 2013 and 2012:

Three Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2013
Beginning balance	$15,122	$5,842	$50,806	$4,102	$75,872
Provision	(790)	907	(332)	215	—
Charge-offs	(712)	(2,357)	(1,849)	(486)	(5,404)
Recoveries	83	316	861	125	1,385

Ending balance	$13,703	$4,708	$49,486	$3,956	$71,853

September 30, 2012
Beginning balance	$13,545	$8,516	$75,981	$2,435	$100,477
Provision	(1,400)	(808)	5,921	1,315	5,028
Charge-offs	(1,711)	(559)	(13,828)	(1,036)	(17,134)
Recoveries	529	136	1,620	22	2,307

Ending balance	$10,963	$7,285	$69,694	$2,736	$90,678

Six Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2013
Beginning balance	$14,525	$7,072	$54,581	$3,637	$79,815
Provision	1,309	(67)	(2,512)	1,545	275
Charge-offs	(2,377)	(2,768)	(4,048)	(1,393)	(10,586)
Recoveries	246	471	1,465	167	2,349

Ending balance	$13,703	$4,708	$49,486	$3,956	$71,853

September 30, 2012
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	273	(2,251)	2,161	2,042	2,225
Charge-offs	(3,074)	(2,210)	(20,596)	(1,827)	(27,707)
Recoveries	737	1,178	2,976	54	4,945

Ending balance	$10,963	$7,285	$69,694	$2,736	$90,678

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment associated with impaired loans and all other loans as a group as of September 30, 2013 and March 31, 2013:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2013
Allowance for loan losses:
Associated with impaired loans	$5,094	$1,182	$23,554	$319	$30,149
Associated with all other loans	8,609	3,526	25,932	3,637	41,704

Total	$13,703	$4,708	$49,486	$3,956	$71,853

Loans:
Impaired loans individually evaluated	$28,781	$7,889	$94,528	$3,353	$134,551
All other loans	507,126	22,454	630,503	374,818	1,534,901

Total	$535,907	$30,343	$725,031	$378,171	$1,669,452

March 31, 2013
Allowance for loan losses:
Associated with impaired loans	$7,038	$2,508	$19,182	$364	$29,092
Associated with all other loans	7,487	4,564	35,399	3,273	50,723

Total	$14,525	$7,072	$54,581	$3,637	$79,815

Loans:
Impaired loans individually evaluated	$37,378	$3,760	$114,540	$4,677	$160,355
All other loans	510,342	26,814	656,403	409,282	1,602,841

Total	$547,720	$30,574	$770,943	$413,959	$1,763,196

The provisions for loan losses is recorded as a deduction from net interest income on the Consolidated Statements of Operations and was zero and $275,000 for the three and six months ended September 30, 2013, respectively, compared to $5.0 million and $2.2 million for the same periods in 2012, respectively.

A provision for unfunded loan commitments is recorded and includes provisions for unfunded commitments to lend, commercial letters of credit and repurchased loans from previously sold loans and is included in non-interest expense on the Consolidated Statements of Operations. The provision for unfunded commitments for the three and six months ended September 30, 2013 was $1.0 million and $2.7 million, respectively, and $0.3 million and $1.4 million for the same periods ending September 30, 2012, respectively.

At September 30, 2013, $134.6 million of unpaid principal balance of loans were identified as impaired which includes performing troubled debt restructurings. At March 31, 2013, impaired loans were $160.4 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following tables present impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of September 30, 2013 and March 31, 2013:

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount(1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
September 30, 2013
With no specific allowance recorded:
Residential	$10,909	$—	$10,909	$11,603	$199
Commercial and industrial	6,435	—	6,435	731	59
Land and construction	7,408	—	7,408	9,333	66
Multi-family	11,006	—	11,006	11,811	283
Retail/office	4,988	—	4,988	6,874	27
Other commercial real estate	13,401	—	13,401	14,723	291
Education	—	—	—	—	—
Other consumer	684	—	684	1,251	68

Subtotal	54,831	—	54,831	56,326	993

With an allowance recorded (2):
Residential	17,872	5,094	12,778	12,511	242
Commercial and industrial	1,454	1,182	272	224	21
Land and construction	20,080	7,588	12,492	15,450	201
Multi-family	10,155	3,687	6,468	6,681	227
Retail/office	10,800	7,693	3,107	8,467	144
Other commercial real estate	16,690	4,586	12,104	12,202	336
Education (3)	296	—	296	493	—
Other consumer	2,373	319	2,054	2,086	79

Subtotal	79,720	30,149	49,571	58,114	1,250

Total
Residential	28,781	5,094	23,687	24,114	441
Commercial and industrial	7,889	1,182	6,707	955	80
Land and construction	27,488	7,588	19,900	24,783	267
Multi-family	21,161	3,687	17,474	18,492	510
Retail/office	15,788	7,693	8,095	15,341	171
Other commercial real estate	30,091	4,586	25,505	26,925	627
Education (3)	296	—	296	493	—
Other consumer	3,057	319	2,738	3,337	147

	$134,551	$30,149	$104,402	$114,440	$2,243

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount(1)	Date Interest Income Recognized
	(In thousands)
March 31, 2013
With no specific allowance recorded:
Residential	$11,545	$—	$11,545	$12,655	$448
Commercial and industrial	280	—	280	1,020	75
Land and construction	9,982	—	9,982	21,678	189
Multi-family	12,217	—	12,217	14,826	400
Retail/office	6,913	—	6,913	15,810	350
Other commercial real estate	13,365	—	13,365	19,378	691
Education	—	—	—	—	—
Other consumer	531	—	531	665	62

Subtotal	54,833	—	54,833	86,032	2,215

With an allowance recorded (2):
Residential	25,833	7,038	18,795	23,509	611
Commercial and industrial	3,480	2,508	972	1,556	78
Land and construction	23,492	6,552	16,940	19,024	659
Multi-family	15,448	4,261	11,187	13,918	722
Retail/office	14,505	3,312	11,193	19,553	519
Other commercial real estate	18,618	5,057	13,561	19,545	632
Education (3)	424	1	423	615	—
Other consumer	3,722	363	3,359	6,167	293

Subtotal	105,522	29,092	76,430	103,887	3,514

Total
Residential	37,378	7,038	30,340	36,164	1,059
Commercial and industrial	3,760	2,508	1,252	2,576	153
Land and construction	33,474	6,552	26,922	40,702	848
Multi-family	27,665	4,261	23,404	28,744	1,122
Retail/office	21,418	3,312	18,106	35,363	869
Other commercial real estate	31,983	5,057	26,926	38,923	1,323
Education (3)	424	1	423	615	—
Other consumer	4,253	363	3,890	6,832	355

	$160,355	$29,092	$131,263	$189,919	$5,729

(1)	The average carrying amount of loans in each category is calculated on a trailing four quarter basis.
(2)	Includes ratio-based allowance for loan losses of $0.5 million and $0.7 million associated with loans totaling $2.7 million and $2.9 million at September 30, 2013 and March 31, 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $9,583 and $13,697 and average carrying amounts totaling $16,124 and $21,249 at September 30, 2013 and March 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The carrying amounts in the tables above include the unpaid principal balance less the associated allowance. The average carrying amount is calculated based on ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following is additional information regarding impaired loans:

	September 30, 2013	March 31, 2013
	(In thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$79,720	$105,522
Without a specific reserve	54,831	54,833

Total impaired loans	134,551	160,355
Less:
Specific valuation allowance for impaired loans	(30,149)	(29,092)

Carrying amount of impaired loans	$104,402	$131,263

Average carrying amount of impaired loans	$114,440	$189,919
Loans and troubled debt restructurings on non-accrual status	97,002	118,790
Troubled debt restructurings - accrual	37,549	41,565
Troubled debt restructurings - non-accrual (1)	23,981	26,287
Loans past due ninety days or more and still accruing (2)	9,583	13,697

(1)	Troubled debt restructurings – non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Includes the guaranteed portion of education loans of $9,583 and $13,697 at September 30, 2013 and March 31, 2013, respectively, that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

The following table presents interest income recognized on impaired loans on a cash basis:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest income recognized on impaired loans on a cash basis	$1,106	$1,841	$2,243	$3,744

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to disburse funds but will, on certain occasions, disburse additional funds to improve our collateral position or reduce our exposure.

The Corporation continues to experience declines in the valuations for real estate collateral supporting portions of its loan portfolio, as reflected in recently received appraisals. Currently, $166.6 million or approximately 89% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and March 31, 2013 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
September 30, 2013
Residential	$1,334	$1,540	$20,607	$23,481
Commercial and industrial	207	128	1,719	2,054
Land and construction	—	3,710	10,120	13,830
Multi-family	1,300	332	16,066	17,698
Retail/office	631	144	10,295	11,070
Other commercial real estate	104	71	4,593	4,768
Education	4,065	3,215	9,880	17,160
Other consumer	905	441	2,381	3,727

	$8,546	$9,581	$75,661	$93,788

March 31, 2013
Residential	$2,028	$3,390	$24,645	$30,063
Commercial and industrial	1,004	115	2,212	3,331
Land and construction	841	456	11,777	13,074
Multi-family	2,170	856	17,619	20,645
Retail/office	2,160	653	12,263	15,076
Other commercial real estate	10	55	5,873	5,938
Education	4,414	3,853	14,121	22,388
Other consumer	1,667	731	3,699	6,097

	$14,294	$10,109	$92,209	$116,612

Total delinquencies (loans past due 30 days or more) at September 30, 2013 were $93.8 million. The Corporation has experienced a reduction in delinquencies at each quarter-end since December 31, 2010 due to improving credit conditions and loans moving to OREO. Education loans past due 90 days or more totaling $9.9 million are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

As of September 30, 2013 and March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
September 30, 2013
Commercial and industrial	$18,859	$—	$9,800	$1,684	$30,343
Commercial real estate:
Land and construction	61,888	—	11,840	26,919	100,647
Multi-family	240,281	307	6,817	17,295	264,700
Retail/office	144,697	2,681	12,838	14,057	174,273
Other	125,775	21,665	29,820	8,151	185,411

	$591,500	$24,653	$71,115	$68,106	$755,374

Percent of total unpaid principal balance	78.3%	3.3%	9.4%	9.0%	100.0%

March 31, 2013
Commercial and industrial	$21,141	$878	$5,640	$2,915	$30,574
Commercial real estate:
Land and construction	64,229	787	15,150	31,787	111,953
Multi-family	245,980	3,660	17,155	20,652	287,447
Retail/office	156,919	5,144	19,100	17,523	198,686
Other	107,465	22,894	34,333	8,165	172,857

	$595,734	$33,363	$91,378	$81,042	$801,517

Percent of total unpaid principal balance	74.3%	4.2%	11.4%	10.1%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of September 30, 2013 and March 31, 2013:

	September 30, 2013			March 31, 2013
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$510,347	$25,560	$535,907	$514,613	$33,107	$547,720
Consumer:
Education (1)	137,812	296	138,108	166,005	424	166,429
Other consumer	237,023	3,040	240,063	243,313	4,217	247,530

	$885,182	$28,896	$914,078	$923,931	$37,748	$961,679

(1)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modification of loan terms in a troubled debt restructuring (“TDR”) is generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a troubled debt restructuring. The designation as a troubled debt restructuring is removed after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following table presents information related to loans modified in a troubled debt restructuring, by portfolio segment, during the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
		Unpaid Principal	Balance in the ALLL(3)			Unpaid Principal	Balance in the ALLL(3)
Troubled Debt Restructurings(1)	Number of Modifications	Balance(2) (at period end)	Prior to Modification	At Period End	Number of Modifications	Balance(2) (at period end)	Prior to Modification	At Period End
	(Dollars in thousands)

Residential	2	$377	$—	$—	7	$757	$185	$185
Commercial and industrial	4	7,562	1,886	2,166	1	24	—	—
Land and construction	—	—	—	—	1	125	—	—
Multi-family	—	—	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—	—	—
Other commercial real estate	1	146	—	—	3	706	58	58
Education	—	—	—	—	—	—	—	—
Other consumer	7	190	—	—	—	—	—	—

	14	$8,275	$1,886	$2,166	12	$1,612	$243	$243

	Six Months Ended September 30, 2013				Six Months Ended September 30, 2012
		Unpaid Principal	Balance in the ALLL(3)			Unpaid Principal	Balance in the ALLL(3)
Troubled Debt Restructurings(1)	Number of Modifications	Balance(2) (at period end)	Prior to Modification	At Period End	Number of Modifications	Balance(2) (at period end)	Prior to Modification	At Period End
	(Dollars in thousands)

Residential	2	$377	$—	$—	7	$757	$185	$185
Commercial and industrial	4	7,562	1,886	2,166	3	181	206	151
Land and construction	—	—	—	—	3	1,088	96	—
Multi-family	—	—	—	—	—	—	—	—
Retail/office	1	46	—	—	3	1,712	596	649
Other commercial real estate	2	240	—	—	3	706	58	58
Education	—	—	—	—	—	—	—	—
Other consumer	7	190	—	—	2	34	—	—

	16	$8,415	$1,886	$2,166	21	$4,478	$1,141	$1,043

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific component of the allowance for loan losses associated with these loans. All other loans have a general reserve.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring during the three and six months ended September 30, 2013 and 2012, by portfolio segment and by type of modification:

	Three Months Ended September 30, 2013
	Principal and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings(1)(2)	to Interest Only	To Below Market Rate	To Interest Only(3)	Market Rate(4)	Other(5)	Total
	(In thousands)
Residential	$—	$377	$—	$—	$—	$377
Commercial and industrial	—	—	—	—	7,562	7,562
Land and construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	146	—	146
Education	—	—	—	—	—	—
Other consumer	—	177	—	—	13	190

	$—	$554	$—	$146	$7,575	$8,275

	Three Months Ended September 30, 2012
	Principal and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings(1)(2)	to Interest Only	To Below Market Rate	To Interest Only(3)	Market Rate(4)	Other(5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$757	$757
Commercial and industrial	—	—	—	—	24	24
Land and construction	—	—	—	—	125	125
Multi-family	—	—	—	—	—	—
Retail/office	—	85	—	—	621	706
Other commercial real estate	—	—	—	—	—	—
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$—	$85	$—	$—	$1,527	$1,612

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Six Months Ended September 30, 2013
	Principal and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings(1)(2)	to Interest Only	To Below Market Rate	To Interest Only(3)	Market Rate(4)	Other(5)	Total
	(In thousands)
Residential	$—	$377	$—	$—	$—	$377
Commercial and industrial	—	—	—	—	7,562	7,562
Land and construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	46	—	—	—	46
Other commercial real estate	—	94	—	146	—	240
Education	—	—	—	—	—	—
Other consumer	—	177	—	—	13	190

	$—	$694	$—	$146	$7,575	$8,415

	Six Months Ended September 30, 2012
	Principal and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings(1)(2)	to Interest Only	To Below Market Rate	To Interest Only(3)	Market Rate(4)	Other(5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$757	$757
Commercial and industrial	—	—	—	28	153	181
Land and construction	—	—	—	—	1,088	1,088
Multi-family	—	—	—	—	—	—
Retail/office	—	—	161	—	1,551	1,712
Other commercial real estate	—	85	—	—	621	706
Education	—	—	—	—	—	—
Other consumer	—	—	—	18	16	34

	$—	$85	$161	$46	$4,186	$4,478

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring during the twelve months prior to the dates indicated, by portfolio segment, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three and six months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,				Six Months Ended September 30,
	2013		2012		2013		2012
Troubled Debt Restructurings(1)	Number of Modified Loans	Unpaid Principal Balance(2) (at period end)	Number of Modified Loans	Unpaid Principal Balance(2) (at period end)	Number of Modified Loans	Unpaid Principal Balance(2) (at period end)	Number of Modified Loans	Unpaid Principal Balance(2) (at period end)
	(Dollars in thousands)				(Dollars in thousands)
Residential	—	$—	—	$—	—	$—	—	$—
Commercial and industrial	—	—	1	24	—	—	3	437
Land and construction	—	—	8	14,963	1	249	8	14,963
Multi-family	—	—	—	—	—	—	—	—
Retail/office	—	—	—	—	1	47	1	161
Other commercial real estate	7	1,362	1	110	8	1,459	1	110
Education	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—

	7	$1,362	10	$15,097	10	$1,755	13	$15,671

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

Pledged Loans

At September 30, 2013 and March 31, 2013, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $768.5 million and $823.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9.

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

A summary of the activity in other real estate owned is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$68,241	$83,955	$84,342	$88,841

Additions (1)	9,443	27,920	12,704	46,738
Capitalized improvements	255	—	307	—
Valuations/write-offs/reserve for probable losses (2)	(1,972)	(5,117)	(4,340)	(9,751)
Valuation of deposit method property (3)	—	(3,301)	—	(3,301)
Transfer to premises and equipment	—	—	—	(2,870)
Sales	(10,070)	(8,539)	(27,116)	(24,739)

Balance at end of period	$65,897	$94,918	$65,897	$94,918

(1)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 in both the three and six month periods ending September 30, 2012.
(2)	Includes adjustments to the OREO reserve for probable losses.
(3)	Represents the write-down to fair value less estimated selling costs of a loan classified as OREO due to a Bank financed sale of foreclosed property accounted for under the deposit method because of an inadequate down payment by the buyer. The buyer defaulted on this loan and the property has been foreclosed upon and revalued in OREO. The valuation amount includes the write-off of principal and interest payments received over the life of the loan totaling $1.4 million and a charge-off to the Allowance for loan losses of $1.9 million.

The balances at end of period above are net of a valuation allowance of $34.5 million and $26.2 million at September 30, 2013 and 2012, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$35,448	$24,532	$36,009	$22,521
Provision	1,972	5,117	4,340	9,751
Sales	(2,921)	(3,491)	(5,850)	(6,114)

Balance at end of period	$34,499	$26,158	$34,499	$26,158

Net OREO expense consisted of the following components for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Valuation adjustments	$1,972	$5,117	4,340	9,751
Foreclosure cost expense	314	845	871	1,257
Expenses from operations, net	928	2,148	2,292	4,114

OREO expense, net	$3,214	$8,110	7,503	15,122

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

Information regarding mortgage servicing rights for the three and six months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$23,871	$24,661	$24,235	$24,970
Additions	963	2,423	2,346	4,450
Amortization	(1,127)	(2,386)	(2,874)	(4,722)

Balance at end of period - before valuation allowance	23,707	24,698	23,707	24,698
Valuation allowance at end of period	(687)	(6,172)	(687)	(6,172)

Balance at end of period	$23,020	$18,526	$23,020	$18,526

Fair value at the end of the period	$24,203	$18,833	$24,203	$18,833
Key assumptions:
Weighted average discount rate	10.64%	10.90%	10.64%	10.90%
Weighted average prepayment speed	9.04%	19.71%	9.04%	19.71%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of September 30, 2013 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR
Amortization
(In thousands)

Six months ended September 30, 2013	$2,874

Estimate for the year ended March 31,
2014 (six months remaining)	$2,371
2015	4,267
2016	3,414
2017	2,731
2018	2,185
Thereafter	8,739

Total	$23,707

Mortgage loans serviced for others are not included on the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was approximately $2.80 billion and $2.91 billion at September 30, 2013 and March 31, 2013, respectively.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that a loan is found to be out of compliance with any of these representations and warranties or standards, the Corporation could be responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan. The expense recorded to indemnify investors for such losses totaled $0.2 million and $0.3 million for the three months ending September 30, 2013 and 2012, respectively, and $0.6 million and $0.5 million for the six months ending September 30, 2013 and 2012, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	September 30, 2013		March 31, 2013
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$250,250	—%	$267,732	—%
Interest-bearing checking	279,098	0.06	295,478	0.08

Total checking accounts	529,348	0.03	563,210	0.04

Money market accounts	472,091	0.19	491,330	0.19
Regular savings	297,704	0.10	290,705	0.10
Advance payments by borrowers for taxes and insurance	58,484	0.10	20,804	0.10
Certificates of deposit:
0.00% to 0.99%	485,951	0.34	519,909	0.39
1.00% to 1.99%	63,235	1.29	92,164	1.23
2.00% to 2.99%	16,662	2.37	17,628	2.37
3.00% to 3.99%	7,955	3.61	12,433	3.58
4.00% and above	11,714	4.36	16,842	4.38

Total certificates of deposit	585,517	0.63	658,976	0.72

Total deposits	$1,943,144	0.26%	$2,025,025	0.31%

Maturities of certificates of deposit outstanding at September 30, 2013 are summarized as follows:

Matures During Year Ending March 31,	Amount
(In thousands)
2014 (six remaining months)	$258,252
2015	218,881
2016	40,001
2017	34,884
2018	24,288
2019	9,211

Total	$585,517

At September 30, 2013 and March 31, 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $97.9 million and $109.5 million, respectively.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2013 and March 31, 2013, the Bank had zero and $100,000 in brokered deposits, respectively. Due to terms of the Cease and Desist Order, the Bank is currently prohibited from obtaining or renewing any brokered deposits. There were no out-of-network certificates of deposit at September 30, 2013. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		September 30, 2013		March 31, 2013
	Matures During Year Ending March 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)

FHLB advances:	2014 (six months remaining)	$6,500	1.15%	$11,500	1.93%
	2018	—	0.00	100,000	3.36
	2019	10,000	2.33	86,000	2.87

Total FHLB advances		16,500		197,500
Credit agreement		—	0.00	116,300	15.00
Repurchase agreements		3,248	0.12	3,425	0.14

		$19,748	1.20%	$317,225	7.41%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB borrowings totaled $679.0 million and $717.0 million at September 30, 2013 and March 31, 2013, respectively. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $129.5 million and $152.1 million at September 30, 2013 and March 31, 2013, respectively.

On September 19, 2013, FHLB advances totaling $176.0 million were prepaid. The prepaid advances were fixed rate, maturing in 2018, with a then current weighted average rate of 3.18%. The prepayment triggered an early termination penalty of $16.1 million which was recorded in non-interest expense.

Credit Agreement

As of March 31, 2013, the Corporation had drawn a total of $116.3 million pursuant to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (as amended from time to time, the “Credit Agreement”) at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank (the “Agent”). On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement).

Note 10 – Capital Purchase Program

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program, the Corporation issued and sold to the Treasury 110,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Corporation with an aggregate liquidation preference of $110,000,000 (the “TARP Preferred Stock”). In addition, the Corporation issued to the Treasury a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of the common stock at an initial per share exercise price of $2.23. On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation (i) exchanged the TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 shares as a result of the reverse stock split) and (ii) cancelled the TARP Warrant in its entirety.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. At September 30, 2013, the Bank had a tier 1 leverage (core) ratio of 9.06% and a total risk-based capital ratio of 16.30%, each meeting the required capital ratios set forth above. As a result of the Plan of Reorganization and the recapitalization of the Bank, the Bank is in compliance with the tier 1 (core) leverage and total risk-based capital ratios as required by the Bank Order. See Note 2.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well capitalized under standard regulatory guidelines and as required by the Cease and Desist Order at September 30, 2013 and March 31, 2013:

			Minimum Required
			To be Adequately		To be Well		Under Order to
	Actual		Capitalized		Capitalized		Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
September 30, 2013
Tier 1 leverage (1)	$197,962	9.06%	$87,430	4.00%	$109,288	5.00%	$174,860	8.00%
Tier 1 risk-based capital (2)	197,962	14.99	52,821	4.00	79,231	6.00	N/A	N/A
Total risk-based capital (3)	215,209	16.30	105,642	8.00	132,052	10.00	158,463	12.00

March 31, 2013
Tier 1 leverage (1)	$107,272	4.53%	$94,775	4.00%	$118,469	5.00%	$189,551	8.00%
Tier 1 risk-based capital (2)	107,272	7.71	55,655	4.00	83,483	6.00	N/A	N/A
Total risk-based capital (3)	125,459	9.02	111,311	8.00	139,139	10.00	$166,966	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the Bank’s federal regulatory capital at September 30, 2013 and March 31, 2013:

	September 30,	March 31,
	2013	2013
	(In thousands)

Stockholders’ equity of the Bank	$195,189	$112,796
Less: Disallowed servicing assets	(1,236)	(1,945)
Accumulated other comprehensive (income) loss	4,009	(3,579)

Tier 1 capital	197,962	107,272
Plus: Allowable allowance for loan losses	17,247	18,187

Total risk-based capital	$215,209	$125,459

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

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30,	March 31,
	2013	2013
	(In thousands)

Commitments to extend credit	$39,246	$34,697
Unused commitments	469	—
Unused lines of credit:
Home equity	104,609	108,628
Credit cards	22,551	28,541
Commercial	50,217	15,666
Letters of credit	16,659	15,546
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	15,877

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

At September 30, 2013, the Corporation has $7.3 million of reserves on unfunded loan commitments, unused lines of credit, letters of credit and repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

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

Pursuant to a credit enhancement feature of the MPF program, the Corporation has retained secondary credit loss exposure in the amount of $15.9 million at September 30, 2013 related to approximately $227.6 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation has recorded net credit enhancement fee income from this program totaling $6,400 and $7,600 for the six month periods ending September 30, 2013 and 2012, respectively. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $376,000 and $714,000 for the three months ending September 30, 2013 and 2012, respectively and $604,000 and $1.4 million for the six months ending September 30, 2013 and 2012, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related expense was $223,000 and $265,000 for the three months ending September 30, 2013 and 2012, respectively and $594,000 and $491,000 for the six months ending September 30, 2013 and 2012, respectively.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. A specific reserve for loss on unfunded loan commitments has been established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit, $1.7 million of which was recorded during the quarter ended June 30, 2013.

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

Derivative financial instruments are summarized as follows:

		September 30, 2013		March 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$13,618	$297	$53,169	$689
Unused commitments (2)	Other assets	469	15	—	—
Forward contracts to sell mortgage loans (3)	Other assets	7,000	10	10,000	1

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	—	—	559	3
Unused commitments (2)	Other liabilities	—	—	—	—
Forward contracts to sell mortgage loans (3)	Other assets	10,000	216	50,000	313

(1)	Interest rate lock commitments include $5.9 million and $35.8 million of commitments not yet approved in the credit underwriting process at September 30, 2013 and March 31, 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Corporation recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans still in recission at period end.
(3)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Interest rate lock commitments	$974	$509	$(375)	$2,788
Forward contracts to sell mortgage loans	(103)	(3,360)	2,426	(7,176)

Total	$871	$(2,851)	$2,051	$(4,388)

Note 14 – Fair Value of Financial Instruments

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of September 30, 2013 and March 31, 2013, by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
	(In Thousands)
September 30, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,401	$—	$3,401
Corporate stock and bonds	470	—	—	470
Non-agency CMOs	—	—	6,606	6,606
Government sponsored agency mortgage-backed securities	—	52,422	—	52,422
GNMA mortgage-backed securities	—	229,469	—	229,469
Loans held for sale (1)	—	4,571	—	4,571
Other assets:
Interest rate lock commitments	—	297	—	297
Unused commitments	—	15	—	15
Forward contracts to sell mortgage loans	—	10	—	10

Total	$470	$290,185	$6,606	$297,261

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	216	—	216

Total	$—	$216	$—	$216

(1)	Beginning April 1, 2013, pursuant to ASC 825-10-25 Fair Value Option, loans held for sale are recorded at fair value.

	Level 1	Level 2	Level 3	Total
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

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at September 30, 2013 and March 31, 2013 to price GNMA mortgage-backed securities are as follows:

			Weighted			Weighted
	September 30, 2013		Average	March 31, 2013		Average
	From	To		From	To
Coupon rate	1.6%	4.6%	2.4%	1.6%	4.6%	2.4%
Duration (in years)	1.3	7.0	4.0	1.2	5.1	3.6
PSA prepayment speed	134	351	215	283	453	332

The Corporation had 98.9% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance.

			Weighted			Weighted
	September 30, 2013		Average	March 31, 2013		Average
	From	To		From	To
Observable inputs:
30 to 59 day delinquency rate	2.6%	4.0%	3.7%	2.0%	4.6%	3.8%
60 to 89 day delinquency rate	1.0	3.3	1.7	0.7	3.1	1.8
90 plus day delinquency rate	3.1	8.5	5.9	2.4	6.2	5.6
Loss severity	53.3	72.7	56.1	39.9	71.2	58.3
Coupon rate	5.0	6.0	5.5	5.0	6.0	5.5
Current credit support	—	4.9	—	—	58.4	1.4
Unobservable inputs:
Month 1 to month 24 constant default rate	5.2	10.9	7.6	4.5	11.5	8.1
Discount rate	4.0	7.0	6.5	4.0	7.0	6.3

Loans held for sale consist primarily of the current origination of certain fixed- and adjustable-rate residential mortgage loans and effective April 1, 2013 are carried at fair value with no deferral of fees or costs, determined on a loan by loan basis.

Prior to April 1, 2013, these loans were carried at the lower of cost or fair value. These loans were valued individually based upon quoted market prices for similar loans and the amount of any gross loss was recorded as a valuation allowance in loans held for sale. Fees received from the borrower and direct costs to originate the loan were deferred and recorded as an adjustment to the loan carrying value. Valuation adjustments were included in the statement of operations in net gain on the sale of loans.

Loans held for sale are summarized as follows:

	September 30, 2013	March 31, 2013
	(In thousands)
Unpaid principal balance	$4,433	$18,064
Valuation adjustments:
To fair value	138	N/A
To the lower of cost or fair value	N/A	(6)

Carrying value	$4,571	$18,058

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Non-agency CMOs
Beginning balance	$7,181	$18,476	$7,549	$21,592
Total realized/unrealized gains (losses):
Included in earnings	1	13	2	142
Included in other comprehensive income	82	866	196	1,034
Included in earnings as unrealized other-than-temporary impairment	—	(146)	—	(214)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	—	—	—	4
Included in earnings as realized other-than-temporary impairment	90	172	158	310
Principal repayments	(748)	(1,248)	(1,299)	(2,830)
Sales	—	(873)	—	(2,778)

Ending balance	$6,606	$17,260	$6,606	$17,260

There were no transfers in or out of Levels 1, 2 or 3 during the quarter ended September 30, 2013 and fiscal year ended March 31, 2013. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights includes only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of September 30, 2013 and March 31, 2013:

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$49,571	$49,571
Mortgage servicing rights	—	—	7,503	7,503
Other real estate owned	—	—	65,897	65,897

Total assets at fair value	$—	$—	$122,971	$122,971

March 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$76,430	$76,430
Loans held for sale (1)	—	643	—	643
Mortgage servicing rights	—	—	20,889	20,889
Other real estate owned	—	—	84,342	84,342

Total assets at fair value	$—	$643	$181,661	$182,304

(1)	Effective April 1, 2013, loans held for sale are recorded at fair value and therefore are reflected in the table of financial instruments carried at fair value for the period ended September 30, 2013.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans – include discount rates in the range of 10.0% to 23.5% as well as total portfolio lifetime weighted average prepayment speeds of 7.2% to 50.5% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2013 and March 31, 2013.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	September 30, 2013		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$152,528	$152,528	$228,536	$228,536
Investment securities available for sale	292,367	292,367	266,787	266,787
Loans held for sale	4,571	4,571	18,058	18,356
Loans held for investment	1,582,554	1,542,423	1,670,543	1,643,968
Mortgage servicing rights	23,020	24,203	21,824	22,088
Federal Home Loan Bank stock	25,630	25,630	25,630	25,630
Accrued interest receivable	8,783	8,783	9,563	9,563
Interest rate lock commitments	297	297	689	689
Unused commitments	15	15	—	—
Forward contracts to sell mortgage loans (1)	10	10	1	1

Financial liabilities:
Non-maturity deposits	1,357,627	1,357,626	1,366,049	1,366,049
Deposits with stated maturities	585,517	585,483	658,976	660,536
Other borrowed funds	19,748	20,020	317,225	341,903
Accrued interest payable - borrowings	309	309	53,788	53,788
Accrued interest payable - deposits	534	534	607	607
Interest rate lock commitments	—	—	3	3
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	216	216	313	313

(1)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s evaluation and judgment of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses or cumulative losses in the past several years as well as general business and economic trends.

At September 30, 2013 and March 31, 2013, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior fiscal years caused by the significant loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions increase the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $121.4 million and $162.1 million at September 30, 2013 and March 31, 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows:

	September 30, 2013	March 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,890	$32,275
OREO valuation allowance and other loss reserves	16,918	17,101
Federal NOL carryforwards	65,361	101,629
State NOL carryforwards	15,691	20,929
Unrealized securities losses	1,609	—
Other	3,654	3,629

Total deferred tax assets	133,123	175,563
Valuation allowance	(121,402)	(162,077)

Adjusted deferred tax assets	11,721	13,486

Deferred tax liabilities:
FHLB stock dividends	(1,937)	(1,928)
Mortgage servicing rights	(9,242)	(8,754)
Unrealized securities gains	—	(1,435)
Other	(542)	(1,369)

Total deferred tax liabilities	(11,721)	(13,486)

Net deferred tax assets	$—	$—

At March 31, 2013, the Corporation had $278.2 million in federal net operating loss carryforwards (NOLs) which were available to offset future taxable income. A portion of the NOL’s totaling $134.5 million were utilized as part of the reorganization related to the gain on the extinguishment of debt reducing the federal NOLs to $143.7 million. The remaining carryforwards expire in varying amounts through 2033.

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013 and March 31, 2013, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 16 – Earnings Per Share

Basic earnings per share for the three and six months ended September 30, 2013 and 2012 has been determined by dividing net income (loss) available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

The computation of earnings per share for the three and six months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share - income (loss) available to common stockholders	$212,109	$(12,052)	$203,164	$(15,470)
Denominator:
Denominator for basic earnings per share - weighted average shares (1)	20,717	21,247	20,981	21,248
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	20,717	21,247	20,981	21,248

Basic loss per common share	$10.24	$(0.57)	$9.68	$(0.73)

Diluted loss per common share	$10.24	$(0.57)	$9.68	$(0.73)

‘(1)	Shares issued pursuant to the Plan of Reorganization of 1.81 billion were subsequently adjusted to 9.05 million as a result of a reverse stock split effected on October 2, 2013 by an amendment to the Certification of Incorporation of Anchor Bancorp Wisconsin Inc. The calculation of weighted average shares included 21,247,000 outstanding through September 26 and 9,050,000 from September 27 through September 30, 2013.

At September 30, 2013, there were no outstanding stock options. Prior period stock option balances were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Additionally, for periods prior to September 30, 2013, the TARP Warrants (see Note 10) were also not included in the computation of diluted earnings per share because the TARP Warrants’ per share exercise price of $2.23 was greater than the average market price of common stock and, therefore, anti-dilutive.

As previously described in Note 2 under the caption TARP Exchange, the difference between the common stock issued and the preferred stock redeemed of $104.0 million was recorded as an increase directly to retained earnings. The $104.0 million represents a return from the Preferred stockholder thereby increasing the amount available to Common stockholders for purposes of earnings per share. Accordingly, there is $104.0 million included above in the numerator for basic and diluted earnings per share – income (loss) available to common stockholders in both the three and the six months ended September 30, 2013 related to the TARP Exchange.

Although EPS information for the three and six months ended September 30, 2012 is presented, it is not comparable to the information presented for the current year periods due to the changes in our capital structure resulting from the Plan of Reorganization.

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

EXECUTIVE OVERVIEW

On August 12, 2013, the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of the Bank. Prior to the petition date, U.S. Bank National Association and Bank of America, N.A., as senior secured creditors of the Company, and the Treasury, as sole preferred stockholder of the Company, voted to accept the Plan of Reorganization.

On August 30, 2013, the Bankruptcy Court entered the Confirmation Order, by which it confirmed the Plan of Reorganization. On September 27, 2013 (the “Effective Date”), the Plan of Reorganization became effective in accordance with its terms. The following is a summary of the transactions consummated on or before the Effective Date pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court.

Delaware Conversion

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,050,000 shares of Common Stock outstanding as of September 30, 2013.

Private Placements

In connection with the Plan of Reorganization, we entered into stock purchase agreements with certain institutional and other private investors and directors and officers of the Company (the “Investors”) for the purchase and sale of 1,750,000,000 (adjusted on October 2, 2013 as a result of a reverse stock split to 8,750,000 shares) shares of our Common Stock at a purchase price of $0.10 per share.

Pursuant to the stock purchase agreements, we issued and sold the Common Stock to (i) certain Investors such that, after giving effect to the transactions contemplated in the Plan of Reorganization, each such Investor owns up to 9.9% of the Common Stock pursuant to the Private Placements and the Treasury Issuance (as defined below), for an aggregate purchase price of $87.8 million, (ii) certain other Investors such that, after giving effect to the transactions contemplated in the Plan of Reorganization, each such Investor owns up to 4.9% of the Authorized Common Stock pursuant to the Private Placements and the Treasury Issuance, for an aggregate purchase price of $83.7 million, and (iii) certain directors and officers of the Company for an aggregate purchase price of $3.5 million. We received gross proceeds of $175.0 million as a result of the Private Placements.

TARP Exchange

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program, we issued and sold to the Treasury 110,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Company with an aggregate liquidation preference of $110.0 million (the “TARP Preferred Stock”). In addition, we issued to the Treasury a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our common stock, par value $0.10 per share (the “Legacy Common Stock”), at an initial per share exercise price of $2.23. Pursuant to the Plan of Reorganization, we, on the Effective Date and immediately following the consummation of the Private Placements, (i) exchanged the TARP Preferred Stock for 60.0 million shares of Common Stock (the “Treasury Issuance”) (adjusted to 300,000 shares as a result of the reverse stock split) and (ii) cancelled the TARP Warrant in its entirety (collectively, the “TARP Exchange”).

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of Common Stock delivered to the Treasury in connection with the Treasury Issuance (adjusted to 300,000 shares as a result of the reverse stock split) at a purchase price equal to $0.10 per share (the “Secondary Treasury Sales”) under the securities purchase agreements, dated as of September 19, 2013, among the Treasury, the Secondary Investor and (with respect to certain provisions) the Company. In connection with the Secondary Treasury Sales, we entered into secondary sale purchaser agreements with the Secondary Investors pursuant to which we made certain representations and warranties to the Investor and provided rights to the Secondary Investors similar to the rights provided to Investors under the Stock Purchase Agreements. In connection with the Secondary Treasury Sales, the Treasury received gross proceeds of $6,000,000 and ceased to be our stockholder.

Cancellation of Legacy Common Stock

As of July 31, 2013, we had 21,247,225 shares of Legacy Common Stock issued and outstanding. On the Effective Date, immediately following the consummation of the TARP Exchange, all shares of the outstanding Legacy Common Stock including those shares held as treasury stock and in any stock incentive plans were cancelled for no consideration pursuant to the Plan of Reorganization. In connection with the cancellation of the Legacy Common Stock pursuant to the Plan of Reorganization, the Rights Agreement, dated as of November 5, 2010, by and between the Company and American Stock Transfer & Trust Company, LLC was terminated on the Effective Date in accordance with its terms.

Senior Debt Settlement

We were a party to the Amended and Restated Credit Agreement, dated as of June 9, 2008, among the Company, the lenders from time to time a party thereto (the “Lenders”), and U.S. Bank National Association, as administrative agent for the Lenders. As of June 30, 2013, the aggregate amount of obligations under the Credit Agreement was approximately $183.5 million (including with respect to unpaid principal balance, accrued but unpaid interest thereon and all administrative and other fees or penalties). On the Effective Date, pursuant to the Plan of Reorganization, we satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement).

Financial Results

Results for the quarter ending September 30, 2013 include:

•	Basic and diluted income available to common equity increased to $10.24 for the three months ended September 30, 2013, compared to a loss available to common equity of $(0.57) for the same period in 2012;

•	The net interest margin increased 44 basis points to 2.88% for the quarter ended September 30, 2013 from 2.44% for the quarter ended September 30, 2012 largely due to lower average balances and rates paid on borrowings as the Credit Agreement was settled and FHLB borrowings were prepaid and declines in certificates of deposits as higher cost deposits have either matured or renewed at lower rates;

•	Loans held for sale decreased $13.5 million, or 74.7% primarily due to lower origination volumes.

•	Loans held for investment (net of the allowance for loan losses) decreased $88.0 million, or 5.3%, since March 31, 2013 primarily due to scheduled pay-offs, amortization and the transfer of $27.9 million to other real estate owned;

•	Deposits decreased $81.9 million, or 4.0%, since March 31, 2013 primarily due to runoff of time deposits;

•	Total risk-based capital ratio for the Bank was 16.30% as of September 30, 2013, compared to 9.02% at March 31, 2013. Tier 1 capital was 9.06% as of September 30, 2013, compared to 4.53% at March 31, 2013. As a result of the reorganization, the Bank’s total risk based capital ratio exceeds the 12% level required under the terms of the Cease and Desist Order.

•	Total non-performing loans decreased $21.8 million, or 18.3% to $97.0 million at September 30, 2013 from $118.8 million at March 31, 2013;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $40.2 million, or 19.8%, to $162.9 million at September 30, 2013 from $203.1 million at March 31, 2013; as the Bank continues its efforts to reduce problem asset levels.

•	The provision for loan losses of zero and $275,000 for the three and six months ended September 30, 2013, respectively, was a decrease for both periods when compared to $5.0 million and $2.2 million for the three and six months ended September 30, 2012, respectively; and

•	Delinquencies (loans past due 30 days or more) decreased $22.8 million or 19.6%, to $93.8 million at September 30, 2013 from $116.6 million at March 31, 2013.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past two years. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At September 30, 2013, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $97.0 million, $21.8 million below the $118.8 million in this category at March 31, 2013. In addition, the Bank experienced a significant decrease in the level of foreclosed properties on the consolidated balance sheet. At September 30, 2013, foreclosed properties and repossessed assets were $65.9 million, compared to $84.3 million at March 31, 2013, a 21.9 percent decrease. Non-performing assets have had and will continue to have a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The allowance for loan losses (“ALLL”) declined to $71.9 million at September 30, 2013 from $79.8 million at March 31, 2013, a 10.0 percent decrease. Net charge-offs during the quarter ended September 30, 2013 were $4.0 million compared to $14.8 million during the quarter ended September 30, 2012. There was no provision for credit losses for the quarter ended September 30, 2013, compared to $5.0 million for the quarter ended September 30, 2012. While the balance in the allowance for loan losses declined 10.0 percent during the quarter ended September 30, 2013, the allowance compared to total non-performing loans of 74.1 percent at September 30, 2013 actually increased by 6.9 percent during the quarter, up from 67.2 percent at March 31, 2013 as a result of a larger decrease in non-performing loans.

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

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$15,812	$13,417	$14,820	$15,205
Provision for credit losses	—	275	675	4,832
Non-interest income	142,679	8,852	7,503	11,844
Non-interest expense	45,232	27,375	35,668	33,849
Income (loss) before income tax expense (benefit)	113,259	(5,381)	(14,020)	(11,632)
Income tax expense (benefit)	9	—	—	10
Net income (loss)	113,250	(5,381)	(14,020)	(11,642)
Preferred stock dividends in arrears (1)	103,163	(1,701)	(1,662)	(1,654)
Preferred stock discount accretion	(4,304)	(1,863)	(1,843)	(1,853)
Net loss available to common equity	212,109	(8,945)	(17,525)	(15,149)

Selected Financial Ratios (2):
Yield on interest-earning assets	3.80%	3.75%	4.02%	3.84%
Cost of funds	0.89	1.34	1.35	1.39
Interest rate spread	2.91	2.41	2.67	2.45
Net interest margin	2.88	2.38	2.62	2.42
Return on average assets	19.76	(0.91)	(2.37)	(1.78)
Average equity to average assets	(2.67)	(2.64)	(2.03)	(1.34)
Non-interest expense to average assets	7.89	4.65	6.02	5.16

Per Share:
Basic earnings (loss) per common share	$10.24	$(0.42)	$(0.82)	$(0.71)
Diluted earnings (loss) per common share	10.24	(0.42)	(0.82)	(0.71)
Dividends per common share	—	—	—	—
Book value per common share	22.21	(8.33)	(7.70)	(7.37)

Financial Condition:
Total assets	$2,191,001	$2,344,469	$2,367,583	$2,412,379
Loans receivable
Held for sale	4,571	19,705	18,058	31,483
Held for investment, net	1,582,554	1,627,243	1,670,543	1,738,242
Deposits	1,943,144	2,001,913	2,025,025	2,055,049
Other borrowed funds	19,748	318,749	317,225	317,102
Stockholders’ equity (deficit)	201,037	(71,389)	(59,864)	(46,622)
Allowance for loan losses	71,853	75,872	79,815	83,761
Non-performing assets (3)	162,899	175,029	203,132	236,355

(1)	September 2013 includes $104.0 million for retirement of preferred shares, and all periods include compounding.
(2)	Annualized when appropriate.
(3)	Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

	Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$16,059	$16,399	$15,890	$16,014
Provision for credit losses	5,029	(2,803)	4,625	8,426
Non-interest income	13,056	13,498	12,977	10,768
Non-interest expense	32,842	32,645	28,195	30,225
Income (loss) before income tax expense (benefit)	(8,756)	55	(3,953)	(11,869)
Income tax expense (benefit)	(191)	—	—	—
Net income (loss)	(8,565)	55	(3,953)	(11,869)
Preferred stock dividends in arrears (1)	(1,634)	(1,610)	(1,591)	(1,572)
Preferred stock discount accretion	(1,853)	(1,863)	(1,844)	(1,853)
Net loss available to common equity	(12,052)	(3,418)	(7,388)	(15,294)

Selected Financial Ratios (2):
Yield on interest-earning assets	3.96%	4.21%	4.17%	4.08%
Cost of funds	1.49	1.56	1.72	1.81
Interest rate spread	2.47	2.65	2.45	2.27
Net interest margin	2.44	2.56	2.35	2.18
Return on average assets	(1.26)	0.01	(0.54)	(1.51)
Average equity to average assets	(1.05)	(1.03)	(0.94)	(0.53)
Non-interest expense to average assets	4.81	4.72	3.88	3.68

Per Share:
Basic loss per common share	$(0.57)	$(0.16)	$(0.35)	$(0.72)
Diluted loss per common share	(0.57)	(0.16)	(0.35)	(0.72)
Dividends per common share	—	—	—	—
Book value per common share	(6.87)	(6.52)	(6.57)	(6.37)

Financial Condition:
Total assets	$2,665,455	$2,784,076	$2,789,452	$3,061,573
Loans receivable
Held for sale	34,274	27,938	39,332	36,962
Held for investment, net	1,859,473	1,959,348	2,057,744	2,165,955
Deposits	2,144,410	2,253,135	2,264,901	2,472,681
Other borrowed funds	467,293	476,378	476,103	538,091
Stockholders’ deficit	(36,039)	(28,508)	(29,550)	(25,327)
Allowance for loan losses	90,678	100,477	111,215	130,926
Non-performing assets (3)	251,461	272,942	313,765	348,077

(1)	Including compounding.
(2)	Annualized when appropriate.
(3)	Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three months Ended September 30, 2013

Net results from operations for the three months ended September 30, 2013 increased $121.8 million to net income of $113.3 million from a net loss of $8.6 million in the prior year period. The net income reported in the current quarter compared to the loss in the three-month period last year was primarily the result of $134.5 extinguishment of debt related to the payoff of the Company’s short term line of credit with U. S. Bank and other lenders. This gain was partly offset by lower net gains on sale of loans of $5.6 million and a debt prepayment penalty of $16.1 million on early payoff of $176.0 of FHLB borrowings partially offset by a decrease in OREO expense of $4.9 million. The discussion that follows provides additional details regarding these results for the quarter.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Residential 1-4 family loans	$777,123	$8,233	4.24%	$840,233	$9,407	4.48%
Commercial real estate loans	724,836	8,627	4.76	957,402	11,886	4.97
Consumer loans	156,048	1,910	4.90	228,547	2,634	4.61
Commercial business loans	25,679	461	7.18	25,125	387	6.16

Total loans receivable (2) (3)	1,683,686	19,231	4.57	2,051,307	24,314	4.74
Investment securities (4)	292,406	1,487	2.03	239,741	1,510	2.52
Interest-earning deposits	195,774	122	0.25	311,863	196	0.25
Federal Home Loan Bank stock	25,630	19	0.30	28,076	25	0.36

Total interest-earning assets	2,197,496	20,859	3.80	2,630,987	26,045	3.96
Non-interest-earning assets	95,471			97,957

Total assets	$2,292,967			$2,728,944

Interest-Bearing Liabilities
Demand deposits	$1,014,897	298	0.12	$1,034,969	391	0.15
Regular savings	351,609	101	0.11	283,054	95	0.13
Certificates of deposit	602,030	975	0.65	880,332	2,470	1.12

Total deposits	1,968,536	1,374	0.28	2,198,355	2,956	0.54
Other borrowed funds	297,716	3,673	4.93	474,546	7,030	5.93

Total interest-bearing liabilities	2,266,252	5,047	0.89	2,672,901	9,986	1.49

Non-interest-bearing liabilities	87,835			84,561

Total liabilities	2,354,087			2,757,462
Stockholders’ deficit	(61,120)			(28,518)

Total liabilities and stockholders’ deficit	$2,292,967			$2,728,944

Net interest income/interest rate spread (5)		$15,812	2.91%		$16,059	2.47%

Net interest-earning assets	$(68,756)			$(41,914)

Net interest margin (6)			2.88%			2.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			0.98

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $247,000 or 1.5% for the three months ended September 30, 2013, as compared to the same period in the prior year. Interest income decreased $5.2 million or 19.9% for the quarter ended September 30, 2013, compared to the same period in the prior year, primarily due to a decline in average balances and yields in the residential and commercial real estate loan portfolios. Interest expense decreased $4.9 million or 49.5% for the three months ended September 30, 2013, as compared to the same period in the prior year primarily due to lower rates paid and lower balances of other borrowed funds reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts also contributed to the lower interest expense and improved spread. The net interest margin increased to 2.88% for the three-month period ended September 30, 2013 from 2.44% for the respective period in the prior year.

Loan portfolio average balances declined $367.6 million in the quarter ending September 30, 2013 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal and charge-offs. New loan origination has been limited as part of the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff and generating new commercial loan business to improve net interest margin. Investment security average balances increased $52.7 million primarily due to the purchase of securities totaling $124.0 million since September 30, 2012, partially offset by sales, calls, maturities and principal collections in the past year. The average balance of interest-earning deposits decreased $116.1 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

The average balance of CDs decreased $278.3 million for the three months ended September 30, 2013 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 47 basis points quarter over quarter. The decline in CD average balance and interest rate was largely the result of lower rates offered in the market due to reduced funding needs, improved deposit pricing disciplines and runoff of longer term, higher rate CDs. Other borrowed funds average balances declined by $176.8 million due to the payoff of the credit agreement totaling $116.3 million and FHLB borrowings of $176.0 million during the quarter. A one percent decline in the rate paid on borrowed funds was the result of the FHLB payoff during the quarter and discontinuation of interest on the Credit Agreement.

Provision for Loan Losses

Provision for loan losses decreased $5.0 million for the quarter ended September 30, 2013 from the prior year period as there was no provision recorded in the current quarter. Non-performing loans totaled $97.0 million at September 30, 2013, down from $156.5 million at September 30, 2012.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Net impairment losses recognized in earnings	$—	$(146)	$146	100.0%
Loan servicing income (loss), net of amortization	646	(590)	1,236	(209.5)
Service charges on deposits	2,667	2,693	(26)	(1.0)
Investment and insurance commissions	893	958	(65)	(6.8)
Net gain on sale of loans	1,565	7,176	(5,611)	(78.2)
Net gain on sale and call of investment securities	—	11	(11)	(100.0)
Net gain on sale of OREO	1,217	1,600	(383)	(23.9)
Extinguishment of debt	134,514	—	134,514	N/A
Other income	1,177	1,354	(177)	(13.1)

Total non-interest income	$142,679	$13,056	$129,623	992.8%

Non-interest income increased $129.6 million to $142.7 million for the three months ended September 30, 2013, compared to $13.1 million for the respective period in 2012. The increase was primarily due to the extinguishment of debt recorded as a result of the payoff of the U.S. Bank borrowing. This gain was partly offset by a decline of $5.6 million in the net gain realized on loan sales.

The decrease in net gain on sale of loans of $5.6 million was primarily attributable to a lower volume of sales in the current year period of $87.9 million compared to $248.6 million in the same quarter a year ago. Loan servicing income improvement of $1.2 million in the current quarter compared to the respective period a year ago was primarily due to lower amortization charges related to the mortgage servicing right asset.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$10,727	$10,036	$691	6.9%
Occupancy	2,703	1,929	774	40.1
Furniture and equipment	902	1,346	(444)	(33.0)
Federal deposit insurance premiums	1,276	1,561	(285)	(18.3)
Data processing	1,264	1,639	(375)	(22.9)
Communications	497	527	(30)	(5.7)
Marketing	848	365	483	132.3
OREO expense, net	3,214	8,110	(4,896)	(60.4)
Investor loss reimbursement	223	265	(42)	(15.8)
Mortgage servicing rights impairment (recovery)	(466)	2,100	(2,566)	(122.2)
Provision for unfunded loan commitments	974	323	651	201.5
Legal services	1,047	1,415	(368)	(26.0)
Other professional fees	878	565	313	55.4
Insurance	1,773	398	1,375	345.5
Debt prepayment penalty	16,149	—	16,149	N/M
Reorganization costs	1,866	—	1,866	N/M
Other expense	1,357	2,264	(907)	(40.1)

Total non-interest expense	$45,232	$32,843	$12,389	37.7%

Non-interest expense increased $12.4 million or 37.7% to $45.2 million for the three months ended September 30, 2013, as compared to $32.8 million for the respective period in 2012. The unfavorable variance was primarily due to a debt prepayment penalty for the early payoff of $176.0 million of FHLB borrowings, reorganization costs resulting from the bankruptcy filing and higher insurance expense related to additional pre-bankruptcy coverage costs. These unfavorable items were partially offset by lower OREO expenses of $4.9 million when compared to the prior year quarter primarily due to a decrease in provisions for losses on repossessed property and lower mortgage servicing rights impairment of $2.6 million as a result of a recovery recorded in the quarter. The mortgage servicing rights recovery reflected a slight increase in market interest rates during the current quarter ending September 30, 2013 as the 10-year Treasury rate rose 12 basis points during that three month period causing a reduction in mortgage refinance activity.

Income Taxes

Income tax expense of $9,000 for the three month period ended September 30, 2013 declined by $200,000 from the $191,000 income tax benefit recorded in the prior year period. No taxes were recorded on the extinguishment of debt income as net operating loss carryforwards were used to offset the income. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

Overview – Six Months Ended September 30, 2013

Net results from operations for the six months ended September 30, 2013 improved $116.6 million to net income of $107.9 million from a net loss of $8.7 million in the prior year period. The improvement in results was primarily the result of $134.5 extinguishment of debt related to the payoff of the Company’s short term line of credit with U. S. Bank and other lenders and lower provision for loan losses of $2.0 million. This gain was partly offset by lower non-interest income of $9.5 million when excluding the $134.5 extinguishment of debt, higher non-interest expense of $7.1 million and lower net interest income of $3.2 million. The discussion that follows in this section provides additional details regarding these results for the six month period.

Net Interest Income

The following table shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. Average balances are derived from daily closing balances.

	Six Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Residential 1-4 family loans	$788,265	$16,825	4.27%	$842,887	$19,017	4.51%
Commercial real estate loans	739,528	17,361	4.70	991,563	24,373	4.92
Consumer loans	162,269	3,941	4.86	238,643	5,397	4.52
Commercial business loans	25,637	870	6.79	27,163	815	6.00

Total loans receivable (2) (3)	1,715,699	38,997	4.55	2,100,256	49,602	4.72
Investment securities (4)	280,863	2,747	1.96	239,087	3,031	2.54
Interest-earning deposits	204,330	253	0.25	281,070	350	0.25
Federal Home Loan Bank stock	25,630	38	0.30	30,588	53	0.35

Total interest-earning assets	2,226,522	42,035	3.78	2,651,001	53,036	4.00
Non-interest-earning assets	96,194			97,055

Total assets	$2,322,716			$2,748,056

Interest-Bearing Liabilities
Demand deposits	$1,026,140	616	0.12	$1,023,248	940	0.18
Regular savings	340,542	191	0.11	279,238	179	0.13
Certificates of deposit	620,022	2,071	0.67	915,444	5,428	1.19

Total deposits	1,986,704	2,878	0.29	2,217,930	6,547	0.59
Other borrowed funds	308,563	9,928	6.43	476,197	14,031	5.89

Total interest-bearing liabilities	2,295,267	12,806	1.12	2,694,127	20,578	1.53

Non-interest-bearing liabilities	89,056			81,717

Total liabilities	2,384,323			2,775,844
Stockholders’ deficit	(61,607)			(27,788)

Total liabilities and stockholders’ deficit	$2,322,716			$2,748,056

Net interest income/interest rate spread (5)		$29,229	2.66%		$32,458	2.47%

Net interest-earning assets	$(68,745)			$(43,126)

Net interest margin (6)			2.63%			2.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			0.98

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $3.2 million or 9.9% for the six months ended September 30, 2013, as compared to the same period in the prior year. Interest income decreased $11.0 million or 20.7% for the six months ended September 30, 2013, compared to the same period in the prior year, primarily due to a decline in average balances and yields in the residential and commercial real estate loan portfolios and lower investment securities yields. Interest expense decreased $7.8 million or 37.8% for the six months ended September 30, 2013, as compared to the same period in the prior year due to a reduction in certificate of deposit (“CD”) average balances and the rate paid on these accounts and lower borrowed funds balances. The net interest margin increased to 2.63% for the six-month period ended September 30, 2013 from 2.45% for the respective period in the prior year.

Loan portfolio average balances declined $384.6 million in the six months ending September 30, 2013 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal, charge-offs and transfers to OREO. New loan origination has been limited as part of the Corporation’s capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, the Corporation has recently developed and is implementing strategies to increase profitability by slowing asset runoff and generate new loan volume to improve the net interest margin. Investment security average balances increased $41.8 million primarily due to the purchase of securities totaling $124.0 million since September 30, 2012, partially offset by sales, calls, maturities and principal collections in the past year. The average balance of interest-earning deposits decreased $76.7 million as the as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

The average balance of CDs decreased $295.4 million for the six months ended September 30, 2013 compared to the respective period a year ago. Likewise, the average rate paid on CDs fell by 52 basis points year over year. The decline in CD average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines. Other borrowed funds average balances declined by $167.6 million due to the payoff of FHLB borrowings totaling $150.0 million during the third quarter 2012.

Provision for Credit Losses

Provision for credit losses decreased $2.0 million for the six-month period ended September 30, 2013, as compared to the same period in the previous year. Non-performing loans totaled $97.0 million at September 30, 2013, down from $156.5 million at September 30, 2012.

The decrease in provision for credit losses was partly due to the impact of lower net charge-offs in the quarter ending September 30, 2013 of $4.0 million that replaced net charge-offs of $14.8 million in the quarter ending September 30, 2012 in the trailing eight quarter net charge-off history used in the determination of the general component of the allowance for loan losses. In addition, the provision for credit losses attributable to substandard and impaired loans was favorably impacted by the steady quarter-over-quarter decrease in non-performing loans since March 2010.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Six Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)

Net impairment losses recognized in earnings	$—	$(210)	$210	100.0%
Loan servicing income (loss), net of amortization	701	(996)	1,697	(170.4)
Service charges on deposits	5,247	5,375	(128)	(2.4)
Investment and insurance commissions	1,956	1,990	(34)	(1.7)
Net gain on sale of loans	4,358	13,012	(8,654)	(66.5)
Net gain on sale and call of investment securities	—	73	(73)	(100.0)
Net gain on sale of OREO	2,142	4,772	(2,630)	(55.1)
Extinguishment of debt	134,514	—	134,514	N/A
Other income	2,613	2,538	75	3.0

Total non-interest income	$151,531	$26,554	$124,977	470.7%

Non-interest income increased $125.0 million to $151.5 million for the six months ended September 30, 2013, compared to $26.6 million for the respective period in 2012. The increase was primarily due to the $134.5 extinguishment of debt resulting from the payoff of the U.S. Bank borrowings and $1.7 million increase in loan servicing income due to a loss recorded in the prior year period. These favorable items were partially reduced by an $8.7 million decline in net gain on sale of loans and a $2.6 million decline in gains on the sale of OREO.

The loan servicing increase of $1.7 million in the current period compared to the respective period a year ago was primarily due to lower amortization charges related to the mortgage servicing right asset. The decrease in net gain on sale of loans of $8.7 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $228.5 million compared to $505.2 million in the same six-month period a year ago. Net gain on sale of OREO decreased to $2.1 million in the six months ending September 30, 2013 from $4.8 million in the year ago period largely due to the impact of lower sales volume with smaller gains per property.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Six Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$21,857	$20,506	$1,351	6.6%
Occupancy	4,689	3,762	927	24.6
Furniture and equipment	1,752	2,858	(1,106)	(38.7)
Federal deposit insurance premiums	2,608	3,125	(517)	(16.5)
Data processing	2,684	3,024	(340)	(11.2)
Communications	1,033	972	61	6.3
Marketing	1,244	613	631	102.9
OREO expense, net	7,503	15,122	(7,619)	(50.4)
Investor loss reimbursement	594	491	103	21.0
Mortgage servicing rights impairment (recovery)	(1,724)	3,357	(5,081)	(151.4)
Provision for unfunded loan commitments	2,708	1,410	1,298	92.1
Legal services	2,318	3,013	(695)	(23.1)
Other professional fees	1,373	1,208	165	13.7
Insurance	2,149	791	1,358	171.7
Debt prepayment penalty	16,149	—	16,149	N/M
Reorganization costs	1,866	—	1,866	N/M
Other expense	3,804	5,236	(1,432)	(27.3)

Total non-interest expense	$72,607	$65,488	$7,119	10.9%

Non-interest expense increased $7.1 million or 10.9% to $72.6 million for the six months ended September 30, 2013, as compared to $65.5 million for the respective period in 2012. The increase was primarily due to a debt prepayment penalty related to the early payoff of $176.0 million of FHLB borrowings, reorganization costs incurred in conjunction with the bankruptcy filing, and higher insurance, compensation and benefits and provision for unfunded loan commitments expenses. These increases were partially offset by lower OREO expense and mortgage servicing rights (MSR) impairment.

The increase in insurance premiums of $1.4 million in the current year period compared to a year ago was due to a runoff policy related to pre-bankruptcy activity. Compensation and benefits increased in part due to increased employee benefits and the discontinuation of the deferral of origination costs on mortgage loan originations due to these loans being carried at fair value, and the provision for unfunded loan commitments increased due to a change in methodology wherein specific credits are provided for as needed. OREO expense declined as a result of lower provision for losses on repossessed property. MSR impairment declined $5.1 million reflecting a sharp increase in market interest rates in the prior year as the 10-year Treasury rate rose 77 basis points during the six month period ending September 30, 2013 causing a reduction in mortgage refinance activity.

Income Taxes

Income tax expense of $9,000 for the six month period ended September 30, 2013 declined by $200,000 from the $191,000 income tax benefit recorded in the prior year period. No taxes were recorded on the extinguishment of debt income as net operating loss carryforwards were used to offset the income. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize the tax asset.

FINANCIAL CONDITION

During the six months ended September 30, 2013, total assets decreased by $176.6 million from $2.37 billion at March 31, 2013 to $2.19 billion at September 30, 2013. The decrease was attributable to lower balances in loans held for investment of $88.0 million, cash and cash equivalents of $76.0 million and OREO of $18.4 million, partially offset by increases in investment securities of $25.6 million.

Interest-earning deposits totaled $115.8 million at September 30, 2013, down $82.5 million from $198.3 million at March 31, 2013. The decrease in interest-earning deposits was due to the payoff of FHLB borrowings of $176.0 million, a decrease in cash levels used to purchase investment securities, lower mortgage loan sales and lower OREO sale proceeds which were partially offset by proceeds from the Plan of Reorganization. Purchases of investment securities available-for-sale totaled $30.9 million in the quarter ending September 30, 2013.

Investment securities available for sale increased by $25.6 million, or 9.6%, during the six months ended September 30, 2013, as a result of purchases of $63.3 million, principal collections of $29.3 million, a net decrease in fair value of $7.6 million, premium amortization net of discount accretion of $774,000 and net realized and unrealized impairment losses of $158,000 in the period.

Net loans held for investment decreased $88.0 million, or 5.3%, during the six months ended September 30, 2013. Activity for the period consisted of principal repayments of $267.2 million and transfers to other real estate owned of $12.7 million; partially offset by originations and refinances of $186.1 million, decrease in allowance for loan losses of $8.0 million and other miscellaneous activity of $2.2 million.

Other real estate owned decreased $18.4 million to $65.9 million at September 30, 2013 from $84.3 million at March 31, 2013. The decrease in OREO was primarily due to sales of $27.1 million, partially offset by transfers in from the loan portfolio of $12.7 million, and valuation adjustment net write downs of $4.3 million.

Net deferred tax asset was zero at September 30, 2013 and March 31, 2013 due to a valuation allowance on the entire balance. The valuation allowance is necessary since the recovery of the net deferred asset is not considered to be more likely than not as it is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $437.4 million during the six months ended September 30, 2013 due to a $297.5 million decrease in other borrowed funds, an $81.9 million decrease in deposits and a decrease of $60.5 million in accrued interest and fees payable. The decline in other borrowed funds was due to the payoff of $176.0 million of FHLB borrowings and the settlement and write-off of the U.S. Bank debt. The decrease in deposits was primarily due a decline in CD balances of $73.5 million attributable to more disciplined pricing of these products to reduce excess liquidity.

Stockholders’ equity grew $260.9 million during the six months ended September 30, 2013 as a result of the consummation of the Plan of Reorganization.

REGULATORY DEVELOPMENTS

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced including a permanent increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Dodd-Frank permanently raised the limit to $250,000.

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

The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OCC prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. Further, the Corporation’s board was required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OCC its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of September 30, 2013.

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

On September 27, 2013, pursuant to a pre-packaged plan of reorganization (the “Plan of Reorganization”) to facilitate the restructuring of the Corporation and the recapitalization of the Bank, the Corporation completed a capital raise and received gross proceeds of $175.0 million. See Note 2.

At September 30, 2013 and March 31, 2013, the Bank had a tier 1 leverage (core) capital ratio of 9.06% and 4.53% and a total risk-based capital ratio of 16.30% and 9.02%, respectively. The Bank is now in compliance with the capital ratio minimum requirements. All customer deposits remain fully insured to the highest limits set by the FDIC.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	September 30, 2013			March 31, 2013
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)

Residential	$25,560	26.4%	1.53%	$33,107	27.9%	1.88%
Commercial and industrial	1,684	1.7	0.10	2,915	2.5	0.17
Land and construction	26,919	27.8	1.61	31,787	26.8	1.80
Multi-family	17,296	17.8	1.04	20,652	17.4	1.17
Retail/office	14,057	14.5	0.84	17,523	14.8	0.99
Other commercial real estate	8,150	8.4	0.49	8,165	6.9	0.46
Education (2)	296	0.3	0.02	424	0.4	0.02
Other consumer	3,040	3.1	0.18	4,217	3.5	0.24

Total	$97,002	100.0%	5.81%	$118,790	100.0%	6.74%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $9,583 and $13,697 at September 30, 2013 and March 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the six months ended September 30, 2013:

	Non- Performing Loans March 31, 2013	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non- Performing Loans September 30, 2013	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$33,107	$4,032	$(3,307)	$(2,304)	$(3,812)	$(2,156)	$25,560	$510,347	$13,703
Commercial and industrial	2,915	2,059	(43)	—	(653)	(2,594)	1,684	28,659	4,708
Land and construction	31,787	1,603	(25)	(965)	(4,106)	(1,375)	26,919	73,728	16,502
Multi-family	20,652	350	(347)	(1,476)	(1,764)	(119)	17,296	247,404	8,631
Retail/office	17,523	1,104	(173)	(2,401)	(1,434)	(562)	14,057	160,216	14,266
Other commercial real estate	8,165	5,164	(66)	(3,475)	(1,152)	(486)	8,150	177,261	10,087
Education	424	19	—	—	(147)	—	296	137,812	233
Other consumer	4,217	1,349	(1,057)	(96)	(343)	(1,030)	3,040	237,023	3,723

Total	$118,790	$15,680	$(5,018)	$(10,717)	$(13,411)	$(8,322)	$97,002	$1,572,450	$71,853

Non-performing loans decreased $21.8 million during the six months ended September 30, 2013. The loan categories with the largest decline in non-performing loans during this period were residential (decrease of $7.5 million), land and construction loans (decrease of $4.9 million), retail/office (decrease of $3.5 million) and multi-family (decrease of $3.4 million).

The interest income that would have been recorded during the six months ended September 30, 2013 and 2012 if non-performing loans at the end of the period had been current in accordance with their terms during the period was $2.4 million and $2.5 million, respectively.

Non-Performing Assets

The composition of non-performing assets is summarized as follows:

	September 30, 2013	March 31, 2012
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$73,021	$92,503
Troubled debt restructurings - non-accrual (1)	23,981	26,287
Other real estate owned (OREO)	65,897	84,342

Total non-performing assets	$162,899	$203,132

Non-performing loans to gross loans (2)	5.81%	6.74%
Non-performing assets to total assets	7.43	8.58
Allowance for loan losses to gross loans (2)	4.30	4.53
Allowance for loan losses to non-performing loans	74.07	67.19
Allowance for loan losses plus OREO valuation allowance to non-performing assets	65.29	57.02

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the six months ended September 30, 2013:

	Non-Performing Loans(1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at March 31, 2013	$118,790	$84,342	$203,132
Additions	15,680	—	15,680
Transfers:
Loans to OREO	(10,717)	12,704	1,987
Returned to accrual status	(5,018)	—	(5,018)
Sales	—	(27,116)	(27,116)
Loan charge-offs/OREO net additional write-downs	(8,322)	(4,340)	(12,662)
Capitalized improvements	—	307	307
Payments	(13,411)	—	(13,411)

Balance at September 30, 2013	$97,002	$65,897	$162,899

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $9,583 and $13,697 that are 90 days or more past due but still accruing interest at September 30, 2013 and March 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were delinquent 30 days and over at the dates indicated.

	September 30, 2013		March 31, 2013
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)

30 to 59 days	$8,546	0.51%	$14,294	0.81%
60 to 89 days	9,581	0.57	10,109	0.57
90 days and over	75,661	4.53	92,209	5.23

Total	$93,788	5.62%	$116,612	6.61%

Loans past due 90 days and over decreased $16.5 million to $75.7 million at September 30, 2013 from $92.2 million at March 31, 2013 primarily due to the slow but steady economic recovery and the limited amount of new loan production in the past several years.

Impaired Loans

At September 30, 2013, the Corporation has identified $134.6 million of loans as impaired which includes non-accrual loans plus performing troubled debt restructurings. At March 31, 2013, impaired loans were $160.4 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

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

The ALLL consists of general, substandard loan and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and loans reported as troubled debt restructurings. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The substandard loan component is primarily associated with loans rated in this category but not in non-accrual status. The general allowance component covers pass and special mention rated loans and is based on historical net loss experience for the past eight quarters, adjusted for various qualitative and quantitative factors. Loans graded substandard and below are individually examined to determine the appropriate ALLL. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

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

Any changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal eight quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the quantitative factor related to the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period, and increased the loss period to an eight quarter look-back in quarters beginning with September, 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio. The impact to the allowance for loan losses at September 30, 2013 after implementing the above modifications was a reduction of the required reserve of $2.0 million as compared to the previous methodology. See the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for a full description of the allowance methodology.

The following table presents the allowance for loan losses by component:

	At September 30, 2013	At March 31, 2013
	(In thousands)
General reserve:
General component	$22,606	$28,163
Substandard loan component	19,098	22,560
Specific reserve	30,149	29,092

Total allowance for loan losses	$71,853	$79,815

The following table presents the unpaid principal balance of loans by risk category:

	At September 30, 2013	At March 31, 2013
	(In thousands)
Pass (1)	$1,476,682	$1,519,665
Special mention	24,653	33,363

Total pass and special mention rated loans	1,501,335	1,553,028

Substandard rated loans, excluding TDR accrual	33,566	49,813

Troubled debt restructurings - accrual	37,549	41,565
Non-accrual	97,002	118,790

Total impaired loans	134,551	160,355

Total unpaid principal balance	$1,669,452	$1,763,196

(1)	Includes all accrual residential and consumer loans as these loans are generally not individually rated.

The following table presents credit risk metrics related to the allowance for loan losses:

	September 30,	March 31,
	2013	2013
	(Dollars in thousands)
General ALLL / pass and special mention loans	1.5%	1.8%
Substandard ALLL / substandard loans (excluding TDR accrual)	56.9%	45.3%
Specific ALLL / impaired loans	22.4%	18.1%
Loans 30 to 89 days past due	$18,127	$24,403

The following table summarizes activity in the allowance for loan losses for the period indicated:

	Three Months Ended		Six Months Ended
	September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$75,872	$100,477	$79,815	$111,215
Charge-offs:
Residential	(712)	(1,711)	(2,377)	(3,074)
Multi-family	(132)	(473)	(302)	(1,225)
Commercial real estate	(1,382)	(4,734)	(1,756)	(8,638)
Land and construction	(335)	(8,621)	(1,990)	(10,733)
Consumer	(486)	(1,036)	(1,393)	(1,827)
Commercial and industrial	(2,357)	(559)	(2,768)	(2,210)

Total charge-offs	(5,404)	(17,134)	(10,586)	(27,707)

Recoveries:
Residential	83	529	246	737
Multi-family	29	69	103	120
Commercial real estate	710	838	887	1,897
Land and construction	122	713	475	959
Consumer	125	22	167	54
Commercial and industrial	316	136	471	1,178

Total recoveries	1,385	2,307	2,349	4,945

Net charge-offs	(4,019)	(14,827)	(8,237)	(22,762)

Provision for loan losses	—	5,028	275	2,225

Allowance at end of period	$71,853	$90,678	$71,853	$90,678

Net charge-offs to average loans held for sale and for investment	(0.95)%	(2.89)%	(0.96)%	(2.17)%

Net charge-offs decreased $10.8 million and $14.5 million to $4.0 million and $8.2 million for the three and six months and six months ending September 30, 2013, respectively. The improvement in net charge-offs reflects the impact of the slow but steady economic recovery and the limited amount of new loan production in the past several years. All practical and legal methods of collection, repossession and disposal are pursued, and high underwriting standards are adhered to in the origination process in order to continue to improve asset quality.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $18.4 million to $65.9 million during the six months ended September 30, 2013. Individual properties included in OREO at September 30, 2013 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(in thousands)
Raw Land	Northeast Wisconsin	$3,187

Commercial Building	Northwest Wisconsin	2,355
Commercial Building	Northwest Wisconsin	1,441

Raw Land	South Central Wisconsin	2,231
Commercial Building	South Central Wisconsin	1,925
Raw Land	South Central Wisconsin	1,352
Raw Land	South Central Wisconsin	1,238
Condo Lot	South Central Wisconsin	1,161
Commercial Building	South Central Wisconsin	1,123
Raw Land	South Central Wisconsin	1,105
Commercial Lot	South Central Wisconsin	1,105

Commercial Building	Southeast Wisconsin	3,824
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	2,054
Commercial Building	Southeast Wisconsin	1,266
Raw Land	Southeast Wisconsin	1,162
Commercial Building	Southeast Wisconsin	1,063

Other properties individually less than $1 million		34,625

		$65,897

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

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments, loan sales and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the Corporation.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits pursuant to the terms of the Cease and Desist Order. As of September 30, 2013, the Corporation had outstanding borrowings from the FHLB of $16.5 million. The total maximum credit capacity at the FHLB based on the existing stock holding as of September 30, 2013 was $512.6 million, subject to collateral availability. Total credit capacity based on the value of the existing collateral pledged was $506.9 million.

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

Capital Purchase Program

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program (the “CPP”), the Corporation issued and sold to the Treasury 110,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Corporation with an aggregate liquidation preference of $110,000,000 (the “TARP Preferred Stock”). In addition, the Corporation issued to the Treasury a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of the common stock at an initial per share exercise price of $2.23. On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation (i) exchanged the TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 shares as a result of the reverse stock split) and (ii) cancelled the TARP Warrant in its entirety.

Loan Commitments

At September 30, 2013, the Bank had outstanding commitments to originate loans of $39.7 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $194.0 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2013 amounted to $420.0 million. Scheduled maturities of borrowings during the same period totaled $6.5 million for the Bank. Management believes adequate resources are available to fund all Bank commitments to the extent required.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $15.9 million at September 30, 2013 related to approximately $227.6 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2013, the Bank had no brokered deposits. The Cease and Desist Order of the Bank limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

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

At September 30, 2013, the Bank had a tier 1 leverage (core) ratio of 9.06% and a total risk-based capital ratio of 16.30%, each meeting the required capital ratios set forth above. As a result of the Plan of Reorganization and the recapitalization of the Bank, the Bank is in compliance with the tier 1 (core) leverage and total risk-based capital ratios as required by the Bank Order. All customer deposits remain fully insured to the highest limits set by the FDIC.

Credit Agreement

As of March 31, 2013, the Corporation had drawn a total of $116.3 million pursuant to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (as amended from time to time, the “Credit Agreement”) at a weighted average interest rate of 15.00%, on a short term line of credit to various lenders led by U.S. Bank (the “Agent”). On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement).

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of September 30, 2013 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at September 30, 2013 and March 31, 2013, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase

September 30, 2013	4.9%	2.3%

March 31, 2013	14.9%	7.3%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2013 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at September 30, 2013, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 4.9%. The net interest income sensitivity for March 31, 2013 has been restated to reflect a change in methodology that has been implemented to segregate nonaccrual loans in the model. The reduced interest rate sensitivity reflects the impact of the prepayment of $176.0 million of long term fixed rate FHLB advances. Overall net interest income sensitivity remains within the Corporation’s and recommended regulatory guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for September 30, 2013 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of September 30, 2013, the projected changes for the market value of equity were within the Corporation’s policy limits.

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

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period and increased to an eight quarter look-back beginning in the quarter ended September, 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio. The impact to the allowance for loan losses at September 30, 2013 after implementing the above modifications was a reduction of the required reserve of $2.0 million as compared to the previous methodology. See the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for a full description of the allowance methodology.

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

Management considers the ALLL at September 30, 2013 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for loan losses may be required that would reduce future earnings.

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

On August 12, 2013, Anchor BanCorp Wisconsin Inc. filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of AnchorBank, fsb (the “Bank”). On August 30, 2013, the Bankruptcy Court entered the Confirmation Order, by which it confirmed the Plan of Reorganization. On September 27, 2013, the Plan of Reorganization became effective in accordance with its terms.

One pending lawsuit against the Corporation currently in the discovery stage involves a Bank-issued letter of credit in support of a residential real estate development. A specific reserve for loss on unfunded loan commitments has been established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit, $1.7 million of which was recorded during the quarter ended June 30.

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

We cannot be certain that the Chapter 11 Case will not adversely affect our operations going forward.

Although we have emerged from the Chapter 11 Case, we cannot provide assurance that our prior bankruptcy will not adversely affect our future operations. Our existing and potential depositors, customers, vendors, suppliers and others with whom we have commercial relationships could discontinue that relationship with us. In addition, the fact that we recently emerged from the Chapter 11 Case may adversely affect our ability to retain existing depositors and customers, attract new depositors and customers and maintain contracts that are critical to our operations.

There is no public market for our common stock, nor is there any assurance that a public market will ever develop or be sustained.

Our common stock has not been approved for listing, or commenced trading on a national exchange, any other exchange, any quotation service, or on the OTCBB. Our shares may never be traded on a national exchange, any other exchange, any quotation service, or on the OTCBB, or, if traded, a public market may not materialize. If our common stock is not traded on a national exchange, any other exchange, any quotation service, or on the OTCBB or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for a discussion of the Private Placements and the TARP Exchange. Except for the Private Placements and the TARP Exchange, there were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three and six months ended September 30, 2013.

Item 3	Defaults Upon Senior Securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for a discussion of the Credit Agreement and the TARP Preferred Stock issued under the CPP.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the Anchor Bancorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date:	November 27, 2013	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date:	November 27, 2013	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer