Form 10-KT
period 2013-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2014-03-20
CIK 885322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2013 to December 31, 2013

Commission File Number 001-34955

ANCHOR BANCORP WISCONSIN INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1726871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 West Main Street

Madison, Wisconsin 53703

(Address of principal executive office)

Registrant’s telephone number, including area code (608) 252-8700

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $0.01 per share	N/A
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/T or any amendment to this Form 10-K/T.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

As of February 28, 2014, 9,050,000 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None

ANCHOR BANCORP WISCONSIN INC.

FORM 10-K/T ANNUAL REPORT

ANCHOR BANCORP WISCONSIN INC.

FORM 10-K/T ANNUAL REPORT

ii

FORWARD-LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. This annual report contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to business plans or strategies, projected or anticipated benefits from strategic transactions made by or to be made by us, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “project,” “continue,” “ongoing,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions, some of which are beyond our control, and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in “Risk Factors,” as well as elsewhere in this transition report. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our ability to successfully transform our business and implement our new business strategy;

•	our ability to fully realize our deferred tax assets;

•	on-going impact of the Recapitalization (as defined below);

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and allowance for loan losses (“ALLL”);

•	impact of potential impairment of other intangibles in a challenging economy;

•	our ability to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	our ability to recruit and retain key employees;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	security breaches of our information systems;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	soundness of other financial institutions with which we and the Bank engage in transactions;

•	the performance of third party investment products we offer;

•	environmental liability for properties to which we take title;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•	changes in accounting principles, policies or guidelines;

•	the impact of dilution of existing stockholders as a result of possible future capital raising transactions;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act (as defined below), the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	other risk factors included under “Risk Factors” in this transition report.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

iv

PART I

Item 1.	Business

General

We, Anchor BanCorp Wisconsin Inc. (the “Corporation,” the “Company,” “we,” “our”) are a savings and loan holding company incorporated under the laws of the State of Delaware and headquartered in Madison, Wisconsin. We offer a full range of financial services through our wholly owned banking subsidiary, AnchorBank, fsb (the “Bank” or “Anchor Bank”). Our strategy focuses on building a strong franchise with meaningful commercial banking market share and growing revenues complemented by operational efficiencies that we believe can produce attractive risk-adjusted returns.

The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in 2000. The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank of Chicago (“FHLB of Chicago”). The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and the Corporation is regulated by the Federal Reserve. The Corporation is regulated as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). See “Regulation and Supervision.”

AnchorBank is the third largest bank headquartered in Wisconsin based upon deposit balances as of December 31, 2013 as reported in the Consolidated Reports of Condition and Income filed with the Federal Financial Institutions Examination Council, and we currently rank seventh in this market in terms of deposits and mortgage originations. We are led by a team of experienced bankers, most of whom have significant experience in the Wisconsin banking markets. The Bank’s core businesses are dedicated to providing quality, personalized financial and investment services to local businesses and individuals. Our commercial banking services include cash management, working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages, other forms of asset-based financing, construction and multi-family mortgage loans, commercial real estate and commercial loans. We also offer a wide range of consumer banking services, including residential mortgage loans, consumer loans, checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We believe our presence in the markets in which we serve, our local market knowledge and our ability to make responsive decisions at the local level give us the ability to tailor our products and services to meet our client’s specific needs. As we work to transition the Bank from a traditional mortgage-based lender to a commercially-focused, full service community bank, we continue to seek and recruit seasoned commercial banking talent and transition our corporate culture toward building relationships and pursuing cross-selling opportunities through a sales and service model.

We also have a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which has historically invested in real estate partnerships. During 2010, IDI sold substantially all of its assets and its investment activities have been significantly curtailed. The Bank has one wholly owned subsidiary, ADPC Corporation, a Wisconsin corporation, which holds and develops certain of the Bank’s foreclosed properties.

As of December 31, 2013, the Corporation had 693 full-time equivalent employees. The Corporation promotes equal employment opportunity and considers employee relations to be excellent. The average tenure of AnchorBank employees is 10.5 years. None of the AnchorBank employees are represented by a collective bargaining group.

The Corporation maintains a website at www.anchorbank.com. All of the Corporation’s filings under the Exchange Act are available through our website, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the SEC. The contents of our website are not incorporated by reference herein or otherwise as part of this transition report.

Market Area

AnchorBank provides products and services through 54 full-service branches located throughout the state of Wisconsin. Our market area is concentrated in Wisconsin’s greater Madison, Fox Valley and suburban Milwaukee regions. Collectively, these areas account for nearly half of Wisconsin’s population and we believe they provide a desirable platform for long-term local and regional growth.

Our headquarters is located in Madison, Wisconsin, where we have 18 branches within Dane County. Madison is the state capital and home to both state and county governments, as well as the University of Wisconsin-Madison. Dane County has enjoyed steady population growth of 3.2% annually since 2010, a median household income 17.3% above the national average and relatively low unemployment at 3.8% versus the state average of 5.8% and the national average of 6.5% (each as of December 31, 2013), according to the U.S. Census data. Madison was named the eighth best city to raise a family by Parenting Magazine in 2012. Madison was also named America’s 14th Most Recession-Proof City by CNNMoney.com in September of 2010.

The Bank has seven branches located in Wisconsin’s Fox Valley region, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities. We also have an additional seven branches in the greater Milwaukee area, one of the largest metropolitan areas in the Midwest and home to approximately 1.6 million people and close to 60,000 businesses according to SNL Financial LC. Our remaining 22 locations are community based locations distributed primarily in counties adjacent to Dane County and the southwestern counties of Wisconsin.

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

The primary factors in competing for loans are interest rates, loan fee charges, and timeliness and quality of service to the borrower. Similar to the market for deposit and investment products, we focus on offering the best overall value to our loan customers. During the nine months ended December 31, 2013 we originated $228.7 million in single family “conforming” loans. While single family “conforming” loans are subsequently sold to investors, a key competitive difference is that AnchorBank retains servicing on our residential mortgages, thereby ensuring a high level of continuing customer service. At December 31, 2013 the Bank had a servicing portfolio of approximately $2.71 billion.

Business Strategy

Our growth strategy centers around the following initiatives:

•	Balance our franchise by increasing commercial banking relationships and market share. Our primary strategic focus is the transformation of the Bank from a residential/commercial real estate lender and retail-focused savings bank to a service-driven, relationship-based franchise with a focus on building the commercial banking business and with a continued dedication to our retail line of business. We believe there is an underserved base of small and middle market businesses that are interested in banking with a company headquartered in, and with decision-making authority based in, the markets in which we operate. We intend to maintain disciplined growth, a strong credit culture and a relationship-based and community service-focused approach to banking. We continue to recruit seasoned commercial banking talent and transition our corporate culture toward building relationships and pursuing cross-selling opportunities through a sales and service model.

•	Expansion of commercial lending services. We plan to increase our commercial banking staff and sales efforts, emphasizing our multi-family and other commercial real estate banking businesses and a comprehensive commercial and industrial banking program designed to service manufacturing businesses, professional service firms and privately owned businesses and their related business owners. We believe these services are a key component in our transition to a commercial bank.

•	Continue to improve asset quality. Over the last four years, we have dedicated significant resources to reducing our level of problem assets and improving our credit risk function, including implementing comprehensive credit policies, procedures and monitoring systems in order to better manage the loan portfolio and any delinquent and troubled loans. Our non-performing assets have declined by $323.3 million, or 71.0%, from $455.3 million as of March 31, 2010 to $132.0 as of December 31, 2013. We continue to focus on improving our asset quality and proactively monitoring credit risk.

•	Build a scalable and efficient operating model. Our management team is focused on sustainable expense control across all lines of business. We continue to make investments in information technology to improve efficiencies and enhance customer service, including upgraded account and data processing systems, improved loan monitoring and quality control systems, as well as upgraded reporting systems and outsourcing when appropriate. In addition, we are implementing an improved cost and profit center accounting system to better assess product and service performance, as well as a sales activity database to better track sales performance and market penetration.

•	Focus on generating core deposits. We continue to focus on growing our core deposits to fund our lending and investment opportunities by expanding our marketing efforts and improving product offerings, including a full rebranding effort and execution of an integrated strategic marketing plan. In addition, as part of our focus on relationship banking, we seek to generate increased core deposits from new commercial and commercial real estate lending customers.

Recent Developments

Filing of Registration Statement on Form S-1

On December 20, 2013, we filed a registration statement on Form S-1 in connection with a potential initial public offering of our common stock. Certain of our current stockholders may participate as selling stockholders in the offering but they are not legally obligated to do so. The offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering.

Plan of Reorganization

As a result of the economic downturn that began in 2008, we experienced significant operating losses beginning in fiscal 2009, significant levels of underperforming assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by our banking regulators. Also, we owed $116.3 million in principal and $67.2 million in accrued interest and fees as of August 12, 2013 under a credit facility, which we were unable to repay, and issued $110.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “TARP Preferred Stock”) to the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”) in 2009.

As a consequence of the financial crisis and related challenges, on June 26, 2009, the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “C&D Orders”) by the Office of Thrift Supervision (“OTS”). Since July 21, 2011, the C&D Orders have been administered by the Office of the Comptroller of the Currency (“OCC”) with respect to the Bank and the Federal Reserve with respect to the Corporation.

Among other things, the C&D Orders required that, no later than December 31, 2009, the Bank meet and maintain both a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The C&D Orders also required the Bank to submit a capital restoration plan, along with a revised business plan. The Bank submitted its capital restoration plan on July 23, 2010. On August 31, 2010, the OTS approved the capital restoration plan, although the approval was accompanied by a Prompt and Corrective Action Directive (“PCA Directive”).

Accordingly, we and our advisors negotiated with the lenders and U.S. Bank National Association (“U.S. Bank”), as administrative agent (the “Administrative Agent”) for the lenders, and with the U.S. Treasury, for a mutually satisfactory settlement of our outstanding obligations for the benefit of all of our stakeholders. During the time period from approximately the end of 2009 through June 30, 2013, the Administrative Agent (and requisite Lenders) agreed, from time to time, to extend the maturity of the short term line of credit, as amended from time to time, with U.S. Bank (the “Credit Agreement”) obligations while these negotiations and our capital-raising efforts were ongoing, and we also received the requisite regulatory approval for such extensions.

On August 12, 2013, we filed a Chapter 11 Case in the Bankruptcy Court to implement the Plan of Reorganization in order to facilitate the restructuring of the Company and the recapitalization of the Bank. Prior to the Petition Date, U.S. Bank and Bank of America, N.A., as our senior secured creditors, and the Treasury, as our sole preferred stockholder, voted to accept the Plan of Reorganization. The Chapter 11 Case is being administered in the Bankruptcy Court under the caption “In re Anchor BanCorp Wisconsin Inc.,” Case No. 13-14003-rdm.

On August 30, 2013, the Bankruptcy Court entered the Confirmation Order, whereby it confirmed the Plan of Reorganization. On September 27, 2013 (the “Effective Date”), the Plan of Reorganization became effective in accordance with its terms. During the period of bankruptcy, we incurred and expensed $1.9 million of reorganization costs.

The following is a summary of the transactions consummated on or before the Effective Date pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court. Note that this summary only highlights the material provisions of, is not a complete description of, and is qualified in its entirety by reference to, the Plan of Reorganization attached to the Confirmation Order, which is filed as an exhibit to our Form 8-K filed with the SEC on September 6, 2013.

Delaware Conversion

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation, incorporated in 1918, to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed an amended charter (the “Amended Charter”), to, among other things, declassify the Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provided for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “common stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split (“Reverse Stock Split”) was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There were 9,050,000 shares of common stock outstanding as of December 31, 2013.

Private Placements

In connection with the Plan of Reorganization, we entered into stock purchase agreements (the “Investor SPAs”) with investors for the purchase and sale of 1,750,000,000 shares of our common stock (adjusted to 8,750,000 shares on October 2, 2013 as a result of a Reverse Stock Split) at a pre-Reverse Stock Split purchase price of $0.10 per share (implying a $20.00 per share price after giving effect to the Reverse Stock Split) and received gross proceeds of $175.0 million (the “Private Placements”). In connection with the Private Placements, transaction costs of $14.4 million were incurred and have been recorded in the Statement of Changes in Stockholders’ Equity (Deficit).

The Investors were certain of our officers and directors and institutional investors. We believe each transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. Furthermore, we affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

TARP Exchange

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program, we issued and sold to the United States Department of the Treasury the TARP Preferred Stock and warrants to purchase approximately 7.4 million shares of common stock (the “TARP Warrant”). Pursuant to the Plan of Reorganization, we, on the Effective Date (i) exchanged the TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 common shares as a result of the Reverse Stock Split) (the “Treasury Issuance”) and (ii) cancelled the TARP Warrant in its entirety.

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of common stock delivered to the Treasury in connection with the Treasury Issuance (the “Secondary Treasury Sales”). In connection with the Secondary Treasury Sales, we entered into secondary sale purchaser agreements (the “Secondary SPAs”) with the Secondary Investors pursuant to which we made certain representations and warranties to the Secondary Investors and provided rights to the Secondary Investors similar to the rights provided under the Investor SPAs. As a result of the Secondary Treasury Sales, the Treasury received gross proceeds of $6.0 million and ceased to be our stockholder.

We believe the transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 1145 of the Bankruptcy Code.

Cancellation of Legacy Common Stock

On the Effective Date, immediately following the consummation of the TARP Exchange pursuant to the terms of the Plan of Reorganization, all 21,247,225 shares of issued and outstanding common stock of the Corporation (the “Legacy Common Stock”), including shares held as treasury stock and in any stock incentive plans, were cancelled for no consideration. In connection with the cancellation of the Legacy Common Stock, the Rights Agreement, dated as of November 5, 2010, by and between the Company and American Stock Transfer & Trust Company, LLC was terminated on the Effective Date in accordance with its terms.

Debt Issuance

In connection with the Plan of Reorganization, on August 12, 2013, we entered into a notes purchase agreement with certain institutional investors in connection with the offer and sale by us of up to $30.0 million aggregate principal amount of unsecured notes at an offering price of 100% of the face amount (the “Debt Issuance”). The Debt Issuance was never consummated and we paid the potential investors an aggregate fee of $260,000, or 1% of the total committed aggregate principal amount, to terminate the notes purchase agreement. We believe the offering was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Senior Debt Settlement

The aggregate amount of our obligations under the Credit Agreement was approximately $183.5 million as of August 12, 2013 (including with respect to unpaid principal balance, accrued but unpaid interest thereon and all administrative and other fees or penalties). On the Effective Date, pursuant to the Plan of Reorganization, we satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result of the transaction, we recognized a gain on extinguishment of debt of $134.5 million.

All Other Claims Unaffected

All other claims were unaffected by, and were paid in full under, the Plan of Reorganization.

Emergence Accounting

Upon emergence, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of ASC 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC 852. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, the financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities. At the time of filing for the Chapter 11 Case, we identified liabilities subject to compromise of $188.3 million, which included the outstanding principal balance under the Credit Agreement of approximately $116.3 million, interest and fees due under the Credit Agreement of $67.2 million and $4.8 million in other liabilities. On August 30, 2013, the Bankruptcy Court confirmed the Plan of Reorganization and the Company emerged from bankruptcy and consummated the Plan of Reorganization.

Change in Fiscal Year End

On December 18, 2013, the Board approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of our previous fiscal years mean the fiscal years ended on March 31. This transition report on Form 10-K/T covers the fiscal period beginning on April 1, 2013 through December 31, 2013, and annual reports on Form 10-K covering fiscal years ending December 31 will be filed thereafter.

Lending Activities

General. At December 31, 2013, the Bank’s net loans held for investment totaled $1.54 billion, representing approximately 73.1% of its $2.11 billion of total assets at that date. Loans held for investment based on portfolio segment consist of single-family residential loans with an unpaid principal balance of $529.8 million, multi-family residential loans of $281.9 million, commercial real estate loans of $328.4 million, land and construction loans of $92.1 million, commercial and industrial loans of $21.6 million, and consumer loans of $367.8 million.

The Bank originates residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market. The Bank also originates loans for commercial, corporate and business purposes, including issuing letters of credit, and commercial real estate loans, which include land and construction, multifamily, retail/office and other commercial real estate. Further, the Bank offers consumer loans in order to provide a wider range of financial services to our customers.

Loan Portfolio Composition. The following table presents the composition of loans held for investment at the dates indicated.

	December 31,		March 31,
	2013		2013		2012		2011		2010 (1)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
			(Dollars in thousands)
Single-family residential	$529,777	32.7%	$547,720	31.1%	$564,427	25.8%	$648,514	24.2%	$765,312	22.3%
Multi-family residential	281,917	17.4	287,447	16.3	342,216	15.6	423,587	15.8	614,930	17.9
Commercial real estate	328,388	20.2	371,543	21.1	546,552	25.0	696,127	25.9	842,905	24.5
Land and construction	92,050	5.7	111,953	6.3	186,048	8.5	251,043	9.4	339,816	9.9

Total mortgage loans	1,232,132	76.0	1,318,663	74.8	1,639,243	74.9	2,019,271	75.3	2,562,963	74.6
Residential—other	226,225	14.0	234,380	13.3	253,763	11.6	268,786	10.0	352,795	10.3
Education	129,520	8.0	166,429	9.4	240,331	11.0	276,735	10.3	331,475	9.6
Other	12,086	0.7	13,150	0.8	15,769	0.7	18,365	0.7	24,990	0.7

Total consumer loans	367,831	22.7	413,959	23.5	509,863	23.3	563,886	21.0	709,260	20.6
Commercial and industrial loans	21,591	1.3	30,574	1.7	38,977	1.8	99,689	3.7	164,329	4.8

Total commercial business loans	21,591	1.3	30,574	1.7	38,977	1.8	99,689	3.7	164,329	4.8

Total loans receivable	1,621,554	100.0%	1,763,196	100.0%	2,188,083	100.0%	2,682,846	100.0%	3,436,552	100.0%

Contras to loans:
Allowance for loan losses	(65,182)		(79,815)		(111,215)		(150,122)		(179,644)
Undisbursed loan proceeds	(10,322)		(10,997)		(16,034)		(8,761)		(23,334)
Unearned net loan fees	(1,722)		(1,838)		(3,086)		(3,476)		(3,898)
Unearned interest	(4)		(3)		(4)		(115)		(88)
Net discount on purchased loans	—		—		—		(5)		(8)

Total contras to loans	(77,230)		(92,653)		(130,339)		(162,479)		(206,972)

Loans receivable, net	$1,544,324		$1,670,543		$2,057,744		$2,520,367		$3,229,580

(1)	During the fiscal year ended March 31, 2011, the Corporation began disaggregating its loans by portfolio segment, the level at which the Corporation has developed and documented its systematic method for determining its allowance for loan losses, and class of financing receivable, which is a disaggregation of portfolio segment in accordance with current accounting standards. Totals as of March 31, 2010 above are based upon the prior segment disaggregation.

The following table presents the scheduled contractual maturities of gross loans held for investment as of December 31, 2013, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates disaggregated according to current classifications.

	Residential	Commercial and Industrial	Commercal Real Estate	Consumer	Total
	(In Thousands)
Amounts due:
In one year or less	$5,135	$10,059	$208,496	$23,518	$247,208
After one year through five years	15,948	8,354	288,415	116,219	428,936
After five years	508,694	3,178	205,444	228,094	945,410

	$529,777	$21,591	$702,355	$367,831	$1,621,554

Interest rate terms on amounts due after one year:
Fixed	$201,123	$8,599	$323,960	$227,958	$761,640
Adjustable	323,519	2,933	169,899	116,355	612,706

Residential Loans

At December 31, 2013, $529.8 million, or 32.7%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate first mortgage loans except for Express refinance loans (the Bank’s expedited mortgage loan product), which are included in the consumer loan category. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization or option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. We believe that the risks associated with changes in interest rates, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At December 31, 2013, approximately $324.0 million, or 61.2%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At December 31, 2013, approximately $205.8 million, or 38.8%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial and business purposes, including issuing letters of credit. At December 31, 2013, the unpaid principal balance receivable of commercial and industrial loans amounted to $21.6 million, or 1.3%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans that are funded for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At December 31, 2013, $702.3 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.3% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area.

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have fixed interest rates, amortization periods of 15 to 30 years, as well as balloon payments of two to seven years.

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At December 31, 2013, $367.8 million, or 22.7%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans, which include second mortgages, typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The residential-other portfolio consists primarily of Express refinance first mortgage loans, second mortgage and home equity loans. Express refinance loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan or line of credit products have an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, through either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 90% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Approximately $129.5 million, or 8.0%, of the total loans unpaid principal balance receivable at December 31, 2013 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued by the Bank beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Although direct student loans, without a government guarantee, may be originated, we believe the risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the nine months ended December 31, 2013 or the fiscal years ended March 31, 2013 and 2012.

The other consumer loan portfolio consists of vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services (“ELAN”), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio.

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

Application approvals are determined, in part, on the basis of the total loan exposure to a particular borrower or principal, with an in-house lending guideline of $20.0 million and a regulatory lending limit of $41.1 million. Applications for loans that, if approved, would increase total credit exposure of less than $1.5 million with respect to a borrower or principal can be approved by a designated underwriting/concurrence officer. Applications that, if approved, would increase total credit exposure from $1.5 million to $4.0 million with respect to a borrower or principal must be approved by the Senior Loan Committee. Applications that, if approved, would increase total exposure in excess of $4.0 million with respect to a borrower or principal must be submitted for the approval of the Board. The Corporation regularly reviews its loan application approval policies and these policies remain subject to amendment at the discretion of the Board.

The Corporation’s general policy is to lend up to the lesser of 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Corporation will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible, private mortgage insurance in an amount intended to reduce exposure to 80% or less of the appraised value of the underlying property. At December 31, 2013, approximately $95.6 million, or 5.9%, of loans had original loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

The following table presents the activity in loans held for sale:

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
	(unaudited)
	(In thousands)
Beginning Balance	$18,058	$39,332	$39,332	$7,538
Originations	228,748	752,829	898,960	961,947
Sales	(243,721)	(760,678)	(920,234)	(930,153)

Ending Balance	$3,085	$31,483	$18,058	$39,332

The Corporation generally services all originated loans that have been sold to investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax escrows on behalf of borrowers. Servicing fees are recognized when the related loan payments are received. At December 31, 2013, $2.71 billion of loans are serviced for others.

At December 31, 2013, approximately $129.5 million of education loans, $5.8 million of purchased participation mortgage loans and $6.5 million of credit card loans were being serviced for the Corporation by others. Servicing of purchased loans or loan participations is performed by the seller, with a portion of the interest paid by the borrower retained by the seller to cover servicing costs. The Corporation is not an active purchaser of loans.

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

Management determines the appropriate financial reporting classification of securities at the time of purchase. Debt securities may be classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the nine months ended December 31, 2013 or the fiscal years ended March 31, 2013 and 2012.

Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax (if any), reported as a separate component of stockholders’ equity (deficit). For the nine months ended December 31, 2013 and fiscal year ended March 31, 2013, this component of stockholders’ equity decreased $10.2 million and increased $3.4 million, respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale.

The Corporation’s policy does not permit investment in non-investment grade bonds. Permissible investments under OCC regulations, include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Although the Corporation does not purchase non-investment grade securities, as of December 31, 2013, it owned $6.2 million, or 2.2% of the total investment securities portfolio, of non-investment grade securities as a result of ratings downgrades subsequent to purchase.

Agency-backed securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At December 31, 2013, securities with a fair value of $271.7 million held by the Corporation either were AAA rated or are guaranteed by government sponsored agencies. At December 31, 2013, $162.8 million of the Corporation’s securities available for sale were pledged to secure various obligations of the Corporation. No held to maturity securities were owned at December 31, 2013.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

			March 31,
	December 31, 2013		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,359	$3,376	$3,444	$3,504	$3,556	$3,531
Corporate stock and other	88	355	152	264	652	661
Non-agency CMOs	6,452	6,208	7,885	7,549	25,067	21,592
Government sponsored agency mortgage-backed securities(1)	50,721	50,158	2,975	3,184	3,944	4,195
GNMA mortgage-backed securities	223,874	217,775	248,752	252,286	208,948	212,320

	284,494	277,872	263,208	266,787	242,167	242,299
Held to maturity:
Government sponsored agency mortgage-backed securities(1)	—	—	—	—	20	20

	—	—	—	—	20	20

Total investment securities	$284,494	$277,872	$263,208	$266,787	$242,187	$242,319

(1)	Includes mortgage-backed securities and CMOs.

The Corporation’s mortgage-backed securities are made up of GNMA, government sponsored agency mortgage-backed securities, and non-agency mortgage-backed securities. The fair value of the mortgage-backed securities available for sale amounted to $274.1 million at December 31, 2013.

The following table sets forth the maturity and weighted average yield characteristics of investment securities at December 31, 2013, classified by term to maturity and reported at fair value.

	One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars in thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,376	1.08%	$—	—%	$—	—%	$3,376
Corporate stock and other	—	—	—	—	355	—	355
Non-agency CMOs	—	—	—	—	6,208	5.45	6,208
Government sponsored agency mortgage-backed securities(1)	191	4.68	4,938	1.77	45,029	2.43	50,158
GNMA mortgage-backed securities	270	4.99	—	—	217,505	1.95	217,775

Total investment securities	$3,837	1.51%	$4,938	1.77%	$269,097	2.11%	$277,872

(1)	Includes mortgage-backed securities and CMOs.

Due to prepayments of the underlying loans, the actual maturities of certain investment securities are expected to be substantially earlier than the scheduled maturities.

For additional information regarding investment securities, see the Consolidated Financial Statements, including Note 4 thereto in Item 8.

Sources of Funds

General. Deposits are a major source of the Corporation’s funds for lending and other investment activities. In addition to deposits, funds are derived from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB of Chicago and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by the general level of interest rates, economic conditions, the stock market and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

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

Deposits are obtained primarily from residents of Wisconsin. From time to time, prior to the effectiveness of the C&D Orders, the Corporation had entered into agreements with certain brokers that provided funds for a specified fee. While brokered deposits are a good source of funds, they are interest rate driven and thus inherently have more liquidity and interest rate risk. At December 31, 2013, there were no brokered deposits included in the $1.88 billion of total deposits. At December 31, 2013, the Corporation is precluded from obtaining new or renewing existing brokered deposits pursuant to the terms of the C&D Orders. There were no out of network certificates of deposit at December 31, 2013. These deposits are opened via internet listing services and the balances are kept within FDIC insured limits.

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

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2013 and March 31, 2013.

At December 31, 2013		Over Three	Over	Over Two
Interest Rate	Three Months and Less	Months Through One Year	One Year Through Two Years	Years Through Three Years	Over Three Years	Total
	(In thousands)
0.00% to 0.99%	$132,706	$228,795	$81,164	$7,443	$7,299	$457,407
1.00% to 1.99%	965	5,155	3,183	16,664	41,795	67,762
2.00% to 3.99%	4,486	6,408	3,473	9,059	—	23,426
4.00% and above	2,374	—	—	—	—	2,374

	$140,531	$240,358	$87,820	$33,166	$49,094	$550,969

At March 31, 2013		Over Three	Over	Over Two
Interest Rate	Three Months and Less	Months Through One Year	One Year Through Two Years	Years Through Three Years	Over Three Years	Total
	(In thousands)
0.00% to 0.99%	$126,493	$290,395	$88,796	$8,384	$5,841	$519,909
1.00% to 1.99%	16,196	19,756	5,870	4,579	45,763	92,164
2.00% to 3.99%	4,149	5,936	8,308	5,566	6,102	30,061
4.00% and above	112	16,730	—	—	—	16,842

	$146,950	$332,817	$102,974	$18,529	$57,706	$658,976

At December 31, 2013, $88.7 million of certificates of deposit were greater than or equal to $100,000, of which $28.0 million are scheduled to mature in less than three months, $14.2 million in three to six months, $20.9 million in six to twelve months and $25.6 million in over twelve months.

Borrowings. From time to time the Corporation obtains advances from the FHLB of Chicago, which generally are secured by capital stock of the FHLB of Chicago and certain mortgage loans and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

At March 31, 2013, the Corporation had drawn $116.3 million under a short-term line of credit. The Corporation settled the obligation in full as part of the recapitalization during the quarter ended September 30, 2013. See Note 10 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on its borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for borrowings at the dates indicated.

	December 31,		March 31,
	2013		2013		2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$10,000	2.33%	$197,500	3.06%	$357,500	2.49%
Credit agreement	—	—	116,300	15.00	116,300	15.00
Repurchase agreements	2,636	0.10	3,425	0.14	2,303	0.21
Long term lease obligation	241	2.46	—	—	—	—

Total	$12,877	1.88%	$317,225	7.41%	$476,103	5.53%

The following table sets forth information relating to short-term borrowings with original maturities of one year or less for the periods indicated.

	December 31,		March 31,
	2013		2013		2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Balance at end of period:
FHLB advances	$—	—%	$—	—%	$10,000	4.12%
Credit agreement	—	—	116,300	15.00	116,300	15.00
Repurchase agreements	2,636	0.10	3,425	0.14	2,303	0.21
Maximum month-end balance:
FHLB advances	$—	—%	$—	—%	$25,000	0.13%
Credit agreement	116,300	15.00	116,300	15.00	116,300	15.00
Repurchase agreements	4,949	0.12	3,786	0.21	4,721	0.59
Average balance:
FHLB advances	$3,055	0.09%	$—	—%	$4,167	0.13%
Credit agreement	75,701	9.30	116,300	15.00	116,300	14.50
Repurchase agreements	5,122	0.09	2,914	0.14	3,683	0.40

Subsidiaries

Investment Directions, Inc. IDI is a wholly owned, non-banking subsidiary of the Company that has invested in various limited partnerships and subsidiaries funded by borrowings from us. The assets at IDI totaling $369,000 at December 31, 2013 primarily include cash compared to $831,000 at March 31, 2013 which included cash, an equity interest in one commercial enterprise and one real estate development along with various notes receivable and an intercompany receivable which was settled during the quarter ended December 31, 2013. At March 31, 2012, we had a loan of $4.2 million to IDI to fund various partnership and subsidiary investments which was paid off during the fiscal year ended March 31, 2013. The amount was eliminated in consolidation.

ADPC Corporation. ADPC is a wholly owned subsidiary of the Bank that holds certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at December 31, 2013 and March 31, 2013 amounted to $4.1 million. ADPC had net income of $331,000 for the nine months ended December 31, 2013, a net loss of $(153,000) for the fiscal year ended March 31, 2013 and net income of $758,000 for the fiscal year ended March 31, 2012.

Anchor Investment Corporation. Anchor Investment Corporation (“AIC”) was an operating subsidiary of the Bank incorporated in the State of Nevada and formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). During the fiscal year ended March 31, 2012, AIC was dissolved and the remaining assets were transferred to the Bank. As an operating subsidiary, AIC’s results of operations were combined with the Bank’s for financial and regulatory purposes. At December 31, 2013, March 31, 2013 and 2012, the Bank had no remaining investment in AIC. AIC had no net income for the nine months ended December 31, 2013 or fiscal year ended March 31, 2013, and $3.3 million for the fiscal year ended March 31, 2012.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries. Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.

The material statutory and regulatory requirements that are applicable to us are summarized below. The description below is not intended to summarize all laws and regulations applicable to us.

The Bank as a Federal Savings Association

The Bank is a federal savings association organized under the federal Home Owners’ Loan Act (“HOLA”). A federal savings association is commonly referred to as a federal thrift. As a federal thrift, the Bank is currently subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. The OCC regulates all areas of banking operations, including investments, reserves, lending, mergers, payment of dividends, interest rates, transactions with affiliates (including the Company), establishment of branches and other aspects of the Bank’s operations. The Bank is subject to regular examinations by the OCC and is assessed amounts to cover the costs of such examinations.

The Company as a Savings and Loan Holding Company

Under Section 10 of the HOLA, any entity that holds or acquires direct or indirect control of a thrift must obtain prior approval of the Federal Reserve to become a savings and loan holding company (“SLHC”). The Company, which controls the Bank, is registered with the Federal Reserve as an SLHC, and is currently subject to ongoing and comprehensive Federal Reserve supervision, regulation, examination and enforcement. In addition, we must file quarterly and annual reports with the Federal Reserve describing the Company’s financial condition. This Federal Reserve jurisdiction also extends to any company that is directly or indirectly controlled by the Company.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements. The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•	enjoin “unsafe or unsound” practices;

•	require affirmative actions to correct any violation or practice;

•	issue administrative orders that can be judicially enforced;

•	direct increases in capital;

•	direct the sale of subsidiaries or other assets;

•	limit dividends and distributions;

•	restrict growth;

•	assess civil monetary penalties;

•	remove officers and directors; and

•	terminate deposit insurance.

The FDIC may terminate a depository institution’s deposit insurance after notice and a hearing upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, and subsidiaries of the Company or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC, and the FDIC. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.

Principal changes for federal thrifts and SLHCs. The Dodd-Frank Act preserved the charter for federal thrifts, but eliminated the OTS as the primary federal regulator for federal thrifts and SLHCs. Primary jurisdiction for the supervision and regulation of federal thrifts, including the Bank, was transferred to the OCC, while supervision and regulation of SLHCs, including the Company, was transferred to the Federal Reserve. Although the Dodd-Frank Act maintained the federal thrift charter, it eliminated certain benefits of the charter and imposed new penalties for failure to comply with the qualified thrift investment (“QTL”) test. Under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and SLHCs, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

Source of strength. The Dodd-Frank Act requires all companies, including SLHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to the Bank should it experience financial distress.

Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation. On January 10, 2013, federal regulators released the “qualified mortgage” rule. The qualified mortgage rule is intended to clarify the application of the Dodd-Frank Act requirement that mortgage lenders have a reasonable belief that borrowers can afford their mortgages, or the lender may not be able to foreclose on the mortgage.

On August 28, 2013, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the U.S. Department of Housing and Urban Development issued a revised proposed rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions.

The proposed rule includes alternatives for structuring the economic interest required to be retained and the application of the rules to specific types of securitization transactions, as well as exemptions from the standard 5% risk retention requirement. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The proposed rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the Consumer Financial Protection Bureau. In addition, the Proposed Rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

Imposition of restrictions on certain activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also requires certain persons to register as a “major security-based swap participant” or a “security-based swap dealer.” The U.S. Commodity Futures Trading Commission, the SEC and other U.S. regulators are in the process of adopting regulations to implement the Dodd-Frank Act. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. These restrictions may affect our ability to manage certain risks in our business.

Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (the “FDIA”) bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”). While technically located within the Federal Reserve, the CFPB is and functions as an independent agency. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of more than $10 billion, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. For depository institutions with $10 billion or less in assets, such as the Bank, examination and primary enforcement authority will remain largely with the institutions’ primary regulator. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulator. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. On January 4, 2012, President Obama installed Richard Cordray as director of the CFPB through a recess appointment. On January 24, 2013, President Obama formally renominated Cordray to the same position, and Cordray was confirmed by the Senate on July 16, 2013.

Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and a clarification of the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions were also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Enhanced lending limits. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include, for example, credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (ii) enhances independence requirements for compensation committee members; (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements of the Dodd-Frank Act are in the process of being implemented and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

Notice and Approval Requirements Related to Control

Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Bank Holding Company Act, the Change in Bank Control Act, and the Savings and Loan Holding Company Act and the rules and regulations enacted thereunder. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock and any of certain additional control factors exist. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

In addition, except under limited circumstances, SLHCs are prohibited from acquiring, without prior approval:

•	control of any other savings institution or SLHC or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a savings institution or SLHC which is not already a subsidiary.

In evaluating an application by a holding company to acquire a savings association, the factors considered include the financial and managerial resources and future prospects of the holding company and savings association involved, the risk of the acquisition to the DIF, the convenience and needs of the community and the effect of the acquisition on competition.

Permissible Activities and Investments

A particular subset of SLHCs are generally permitted to engage in nonbanking and commercial activities without restriction. These SLHCs are known as “grandfathered unitary SLHCs.” A “grandfathered unitary SLHC” is an SLHC that owned a single savings association, or for which an application to acquire a single savings association was pending, on or before May 4, 1999. The Company currently qualifies as a grandfathered unitary SLHC and, as such, is generally permitted to engage in nonbanking and commercial activities without restriction.

In order to be able to continue to rely on this status, a grandfathered unitary SLHC must continue to control the thrift that caused it to qualify (or a successor to that thrift), and the thrift must meet the QTL test. If the savings association subsidiary of a grandfathered unitary SLHC fails to meet the QTL test, then the holding company will become subject to restrictions on its activities and, unless the savings association re-qualifies as a QTL within one year thereafter, would be required to register as, and become subject to the restrictions applicable to, a bank holding company. Regulation as a bank holding company could be adverse to our operations and impose additional and possibly more burdensome regulatory requirements on the Company.

In addition, if the OCC determines that there is reasonable cause to believe that the continuation by a SLHC, including a grandfathered unitary SLHC, of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OCC may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

The Dodd-Frank Act did not eliminate the general authority for grandfathered unitary SLHCs to conduct activities without restriction. However, under section 626 of the Dodd-Frank Act, the Federal Reserve is authorized to require a grandfathered unitary thrift holding company to put its financial activities beneath an intermediate holding company. Separating commercial and financial activities within an SLHC’s legal structure is intended, among other things, to make supervision of the financial activities easier and to reduce the reporting and supervision burden applicable at the top tier of a commercial SLHC. The Federal Reserve is required to promulgate rules setting forth the criteria for when a grandfathered unitary SLHC would be required to establish an intermediate holding company, but to date it has not yet proposed any such rules.

Qualified Thrift Lender Test

Federal banking laws require a thrift to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities, on a monthly average basis in at least nine months out of every twelve months. A thrift that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends. Specifically, the thrift is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to remedial enforcement action. At December 31, 2013, the amount of the Bank’s assets invested in qualified thrift investments exceeded the percentage required to qualify the Bank under the QTL test.

Regulatory Capital Requirements and Capital Adequacy

The federal banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors.

The OCC has established risk-based and leverage capital guidelines applicable to federal thrifts, including the Bank. As noted above, as a result of the Dodd-Frank Act, SLHCs, including the Company, will formally become subject to regulatory capital requirements. The SLHC capital requirements are discussed below in “—Basel III.”

The current risk-based capital guidelines, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. As discussed further below, the federal banking agencies have adopted separate risk-based capital guidelines for so-called “core banks” based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in November 2005, and recently adopted rules implementing the revised standards referred to as Basel III.

Basel I

OCC regulations implementing the Basel I standards currently require that federal thrifts maintain: (i) tier 1 capital in an amount not less than 4.0% (3.0% if the federal thrift is assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System) of adjusted total assets (the “leverage ratio”), (ii) tier 1 capital in an amount not less than 4.0% of risk-weighted assets and (iii) total risk-based capital in an amount not less than 8.0% of risk-weighted assets.

Tier 1 capital (core capital) includes common stockholders’ equity (including common stock, additional paid in capital and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and non-controlling interests in the equity accounts of fully consolidated subsidiaries. Intangible assets generally must be deducted from tier 1 capital, other than certain servicing assets and purchased credit card relationships, subject to limitations.

Total capital, for purposes of the risk-based capital requirement, equals the sum of tier 1 capital plus supplementary (tier 2) capital up to 100% of core capital (which generally includes the sum of, among other items, perpetual preferred stock not counted as tier 1 capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions.

Risk-weighted assets are determined by multiplying certain categories of assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% (or more) based on the degree of credit risk associated with those assets as specified in OCC regulations.

As of December 31, 2013, the Bank met the standard minimum regulatory capital requirements noted above, with tier 1 (core) capital, tier 1 risk-based capital and total risk-based capital ratios of 9.60%, 15.77% and 17.07%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OCC determines that the institution’s capital was or may become inadequate in view of its particular circumstances. In June 2009, the Bank consented to the issuance by the OTS of a C&D Order (assumed by the OCC) which requires the Bank, among other things, to maintain tier 1 (core) capital and total risk-based capital ratios of 8% and 12%, respectively, after funding an adequate allowance for loan and lease losses. At December 31, 2013, the Bank was in compliance with these minimums.

Basel II

Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of “core” banking organizations that have been required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and the Bank are not among the core banking organizations required to use Basel II advanced approaches.

Basel III

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase-in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010. Under these standards, when fully phased-in on January 1, 2019, banking institutions would be required to satisfy three risk-based capital ratios:

•	A new common equity tier 1 capital to risk-weighted assets ratio of at least 7.0%, inclusive of a 4.5% minimum common equity tier 1 capital ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

•	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

•	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel III also introduced a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets and new liquidity standards. The Basel Committee had initially planned for member nations to begin implementing the Basel III requirements by January 1, 2013, with full implementation by January 1, 2019. On November 9, 2012, U.S. regulators announced that implementation of Basel III’s first requirements would be delayed.

In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules will apply to banking organizations, including the Company and the Bank.

Among other things, the Basel III Capital Rules: (i) introduce a new capital measure entitled “Common Equity Tier 1” (“CET1”); (ii) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

•	4.5% based upon CET1;

•	6.0% based upon tier 1 capital; and

•	8.0% based upon total regulatory capital.

A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules (even for highly rated institutions). The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.

The Basel III Capital Rules did not address the proposed liquidity coverage ratio (“LCR”) called for by the Basel Committee’s Basel III framework. On October 24, 2013, the Federal Reserve issued a proposed rule implementing a LCR requirement in the United States for larger banking organizations. Neither the Company nor the Bank would be subject to the LCR requirement as proposed.

Finally, the Basel III Capital Rules amend the thresholds under the “prompt corrective action” framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

As a result of the enactment of the Basel III Capital Rules the Company and the Bank could be subject to increased required capital levels. The Basel III Capital Rules become effective as applied to us and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

The ultimate impact of the new capital and liquidity standards on the Company and Bank is currently being reviewed and will depend on a number of factors, including the implementation of the new Basel III Capital Rules and any additional related rulemaking by the U.S. banking agencies.

Prompt Corrective Action

Under the FDIA, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is currently deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is less than adequately capitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver.

In addition, when effective the Basel III Capital Rules will amend the thresholds under the “prompt corrective action” framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

As of December 31, 2013, the Bank was “adequately capitalized” under standard PCA guidelines. Under these OCC requirements, a bank must have a total risk-based capital ratio of 8.0% or greater to be considered “adequately capitalized.” As noted above, the Company and the Bank were compelled to consent to the issuance of the C&D Orders on June 26, 2009, and the Bank received the PCA Directive on August 31, 2010. As of December 31, 2013, the Bank was in compliance with the capital ratio requirements of the C&D Orders, which require a tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 12.0%, which exceed traditional capital levels for a bank. See Note 13— Regulatory Capital to the Corporation’s consolidated financial statements.

Regulatory Limits on Dividends and Distributions

OCC and Federal Reserve regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under applicable regulations, a savings institution must file an application for approval of the capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized under the PCA guidelines following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the OCC.

If an application is not required to be filed, savings institutions such as the Bank which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OCC and Federal Reserve at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

We are a legal entity separate and distinct from the Bank and its subsidiary. Our principal source of revenue consists of dividends from the Bank. As noted above, the payment of dividends by the Bank is subject to various regulatory requirements, including a minimum of 30 days’ advance notice to the OCC of any proposed dividend to us. We are currently precluded from paying dividends without the prior written approval of the Federal Reserve on common stock under provisions of the C&D Orders.

Changes in Management

Pursuant to the C&D Orders, the Bank is required to give 30 days’ prior written notice to the OCC before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. The OCC would have the opportunity to disapprove any such appointment.

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Section 11 of the HOLA applies Sections 23A and 23B to federal thrifts, including the Bank. In addition, Section 11 of HOLA prohibits the Bank from lending to any affiliate engaged in activities not permissible for a bank holding company and from acquiring the securities of any affiliate other than a subsidiary.

As noted above, the Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and a clarification of the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

The Federal Reserve’s Regulation O and OCC regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders and their related interests.

Brokered Deposits

The FDIC restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

At December 31, 2013, the Bank had no outstanding brokered deposits and was considered adequately capitalized under PCA guidelines. The Bank is currently precluded from accepting, renewing or rolling over brokered deposits without prior approval of the OCC. At December 31, 2013, the Bank was in compliance with the requirements of the previously issued C&D Orders which require a tier 1 (core) capital ratio of 8% and a total risk-based capital ratio of 12.0%—levels that exceed traditional capital levels for a bank. The Bank first met its elevated capital level requirement as of September 30, 2013.

Examination Fees

The OCC currently charges fees to recover the costs of examining national banks and federal thrifts, processing applications and other filings, and covering direct and indirect expenses in regulating national banks and federal thrifts and their affiliates. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance Assessments

FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. As noted above, the Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. These changes may impact assessment rates, which could impact the profitability of our operations.

Depositor Preference

The FDIC provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If we invest in or acquire an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Federal Reserve System and Federal Home Loan Bank System

The Federal Reserve has adopted regulations that require savings associations to maintain non-earning reserves against their transaction accounts (primarily negotiable order of withdrawal accounts and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OCC. Because required reserves must be maintained in the form of vault cash, with a pass-through correspondent institution or an account at a Federal Reserve Bank, the effect of this reserve requirement is to potentially restrict the amount of the Bank’s assets.

The Federal Home Loan Bank System consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Bank is a member of the FHLB of Chicago. The FHLBs provide a central credit facility for member savings associations, and impose collateral requirements on advances. The maximum amount that the FHLB of Chicago will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Chicago, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB of Chicago advances that a savings association may obtain is restricted in the event the institution fails to maintain its status as a QTL.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions, non-U.S. customers and other high-risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various executive orders and acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

•	Truth in Lending Act;

•	Truth in Savings Act;

•	Electronic Funds Transfer Act;

•	Expedited Funds Availability Act;

•	Equal Credit Opportunity Act;

•	Fair and Accurate Credit Transactions Act;

•	Fair Housing Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Act;

•	Gramm-Leach-Bliley Act;

•	Home Mortgage Disclosure Act;

•	Right to Financial Privacy Act;

•	Real Estate Settlement Procedures Act;

•	laws regarding unfair and deceptive acts and practices; and

•	usury laws.

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

The Community Reinvestment Act

The Community Reinvestment Act (“CRA”) is intended to encourage banks and thrifts to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of an SLHC’s controlled thrift(s) when considering an application by the SLHC to acquire a banking organization or to merge with another SLHC. When the Company or the Bank applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and the Bank. A less than satisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. Following its most recent CRA examination in June 2013, the Bank received an overall rating of “Satisfactory.”

Overdraft Fees

The Federal Reserve has adopted amendments under its Regulation E that impose restrictions on banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Interchange Fees

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Institutions like the Bank with less than $10 billion in assets are exempt. However, while we are under the $10 billion level that caps income per transaction, we have been affected by federal regulations that prohibit network exclusivity arrangements and routing restrictions. Essentially, issuers and networks must allow transaction processing through a minimum of two unaffiliated networks. These additional processing alternatives have negatively affected interchange income from our PIN/point of sale network.

Changes in Laws, Regulations or Policies

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for the Company and the

Bank in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations. The Dodd-Frank Act imposes substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.

Homeowners Affordability and Stability Plan

In February 2009, the U.S. government also announced its Financial Stability Plan and Homeowners Affordability and Stability Plan (“HASP”). The Financial Stability Plan is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

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

Federal Housing Finance Agency

In January 2011, the Federal Housing Finance Agency (“FHFA”) announced that it directed Fannie Mae and Freddie Mac to work on a joint initiative, in coordination with FHFA and HUD, to consider alternatives for future mortgage servicing structures and servicing compensation for their single-family mortgage loans. Not all aspects of the joint initiative have yet been implemented and it is as yet uncertain how the financial services industry in general and the Bank specifically will be affected by the final requirements.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rule becomes effective April 1, 2014; however, the Federal Reserve has extended the conformance period for all banking entities until July 21, 2015.

While the final rule and its accompanying materials comprise approximately 1,000 pages, banking entities that do not engage in any of the activities covered by the Volcker Rule (other than with respect to certain U.S. government obligations) are not required to adopt any formal compliance program specific to the Volcker Rule. We are currently reviewing the scope of the final rule to determine its impact on our operations.

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

State. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of the Corporation’s consolidated income tax group.

Tax Attribute Preservation Provision

In connection with the Plan of Reorganization, on September 25, 2013, the Corporation adopted the Amended Charter. In order to protect certain tax attributes of the Corporation and its subsidiaries following emergence from bankruptcy, the Amended Charter contains the Tax Attribute Preservation Provision.

Until the third anniversary of the Effective Date, unless approved by the Board in accordance with the procedures set forth in the Amended Charter and subject to certain exceptions for permitted transfers, any attempted transfer of the Corporation’s common stock is prohibited and void ab initio to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the Corporation or (ii) the ownership interest in the Corporation of any of its existing 5% Stockholders will be increased. The Expiration Date may be extended in the Board’s discretion until the sixth anniversary of the Effective Date in order to protect the tax attributes of the Company.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K/T and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K/T. The risks described below are not the only ones facing our company. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. The value of shares of our common stock could decline due to any of these risks. This report, including the documents incorporated by reference herein, also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below.

Risks Related to Our Business

We may not be able to fully execute on our new business initiatives, which could have a material adverse effect on our financial condition or results of operations.

We are primarily a community-oriented retail bank offering traditional deposit products and have historically focused on residential mortgage lending. However, the current economic environment has made it difficult for us to profitably grow our business. Accordingly, we have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits, including transforming our business to a relationship-focused commercial bank, the expansion of our commercial lending services and our other business strategies. These strategies include, over time, significantly expanding our business banking operations. Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from larger competitors. There are costs, risks and uncertainties associated with the development, implementation and execution of these initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, financial condition or results of operations.

We have a significant deferred tax asset that may not be fully realized in the future.

Our net deferred tax asset totaled $119.8 million as of December 31, 2013. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods that the related net operating losses and certain recognized built-in losses and net unrealized built-in losses, if any (collectively, “pre-change losses”), may be utilized and is also subject to the rules of Section 382 of the Code, described below. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and our cash flow available to fund operations could be adversely affected. Due to the uncertainty with respect to the recognition of the deferred tax asset, it has been fully reserved.

Our ability to realize the benefit of our deferred tax assets may be materially impaired.

Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. Due to the complexity of Section 382, it is difficult to conclude with certainty at any given point in time whether an “ownership change” has occurred. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-change losses equal to the equity value of the corporation immediately before the ownership change (in some cases, reduced by certain capital contributions received in the two years preceding the ownership change), multiplied by the applicable “long-term tax-exempt rate” (a rate that changes monthly and was 3.5% for ownership changes occurring in December 2013). While the Tax Attribute Preservation Provision (as defined below) has been included in our Amended Charter to prohibit and void ab initio future transactions in our common stock that would result in an ownership change, such an ownership change nevertheless could occur in the future, which likely would have a material adverse effect on our results of operations, financial condition and stockholder value. Any change in applicable law may result in an ownership change. Further, this provision may limit our ability to raise capital by selling shares of our common stock.

The implementation of the Plan of Reorganization could adversely affect our operations going forward.

Although the Plan of Reorganization has become effective, our prior bankruptcy could adversely affect our future operations. Our existing and potential depositors, customers, vendors, suppliers and others with whom we have commercial relationships could discontinue their relationships with us or be more cautious in doing business with us. In addition, the fact that we recently implemented the Plan of Reorganization may adversely affect our ability to enter into or maintain contracts that are critical to our operations and could materially impact our reputation and the value of our brand. Further, the fact that we recently emerged from the Chapter 11 Case may adversely affect our ability to retain our key officers and employees and may make it more difficult to recruit qualified personnel in the future. Any such consequences would likely have a material adverse effect on our business, financial results of operations and the value of our common stock.

We depend on our key officers and employees to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. Management’s ability to retain key officers and employees may change.

We believe that the implementation of our long-term business strategy and future success will depend in large part on the skills of our current senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replace. Although most of our senior management team has entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Further, our Chief Executive Officer has not entered into an employment agreement since the expiration of his former employment agreement on June 22, 2013. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve.

Our future operating results also depend in significant part upon our ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel, particularly in respect of the implementation of our business strategy, which may require the recruitment of new personnel in new or expanded business areas. Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time. The loss of service of one or more of our key officers and employees, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results and the value of our common stock.

Our allowance for losses on loans may not be adequate to cover probable losses.

The ALLL is established through a provision for loan losses charged to expense. Loans are charged off against the ALLL when we believe that repayment of principal is unlikely. Our level of non-performing loans decreased significantly in the nine months ended December 31, 2013, relative to the prior year period.

•	Our provision for loan losses decreased by $6.8 million to $275,000 for the nine months ended December 31, 2013 from $7.1 million for the nine months ended December 31, 2012.

•	Our allowance for loan losses was 95.2% and 67.2% of non-performing loans at December 31, 2013 and March 31, 2013, respectively.

However, any material declines in the credit worthiness of our customers, real estate market conditions and values, general economic conditions or changes in regulatory policies would likely result in a higher probability that principal on some loans will not be repaid and require us to increase our ALLL. A material increase in ALLL would adversely affect our results of operations and our capital.

The Bank’s business is subject to liquidity risk, and changes in its source of funds may adversely affect our performance and financial condition by increasing its cost of funds.

The Bank’s ability to make loans is directly related to its ability to secure funding. Retail deposits and core deposits are the Bank’s primary source of liquidity. The Bank also relies on advances from the FHLB of Chicago as a funding source. As of December 31, 2013, the Bank had outstanding borrowings from the FHLB of Chicago of $10.0 million. The Bank’s maximum credit capacity from the FHLB of Chicago as of December 31, 2013, based on collateral currently pledged, was $521.6 million, with $473.5 million of remaining credit available after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to Federal Reserve Bank of Chicago’s discount window, but as of December 31, 2013 the Bank had no borrowings outstanding from this source.

Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans and payment of operating expenses. Core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-cost source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage unplanned decreases or changes in funding sources. Significant fluctuations in core deposit balances may adversely affect our financial condition and results of operations and we face significant competition for core deposits.

Our liquidity is largely dependent upon our ability to receive dividends from the Bank, which accounts for substantially all our revenue and could affect our ability to pay dividends, and we may be unable to generate liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. However, the Bank is currently precluded from paying dividends to us pursuant to the provisions of the C&D Orders without approval from the OCC. If the Bank does not meet OCC requirements, the Bank will not receive the required approvals for it to make dividend payments to us. Further, various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive OCC approval or if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

Additional increases in our level of non-performing assets would have an adverse effect on our financial condition and results of operations.

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan and other real estate owned (“OREO”) portfolio. Non-performing assets decreased by $71.1 million to $132.0 million, or 6.3%, of total assets, at December 31, 2013 from $203.1 million, or 8.6%, of total assets, at March 31, 2013. If loans that are currently non-performing further deteriorate, we may need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our ALLL if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

Although the Bank is considered “adequately capitalized” under the Prompt Corrective Action (the “PCA”) guidelines for regulatory purposes, we will incur increased premiums for deposit insurance and other potential consequences if we fall below the “adequately capitalized” threshold.

In April 2011, the Federal Deposit Insurance Corporation (the “FDIC”) issued new base assessment rates dependent upon the risk category assigned to an institution. These rates range between five and 45 basis points. The revised assessment criteria is a risk-based determination, rather than solely based on capital levels. Higher insurance premiums may be assessed to institutions that fall in the higher risk categories, which would impact earnings.

Further, if the Bank falls below the “adequately capitalized” threshold, it would be subject to further restrictions on its operations. An FDIC-insured bank may not make a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are also subject to growth limitations and are required to submit a capital restoration plan that includes, among other things, a guarantee by the parent holding company that the bank will comply with the plan until the bank has been adequately capitalized on average during each of four consecutive calendar quarters. The aggregate liability of the parent holding company under this guarantee would be limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized;” and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If we become “undercapitalized,” we may need to take actions to raise capital that could limit our use of our deferred tax asset.

If our investment in the capital stock of the FHLB of Chicago is other than temporarily impaired, our financial condition and results of operations could be materially impaired.

The Bank owns capital stock of the FHLB of Chicago. The stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Chicago’s advance program. The aggregate cost and fair value of our FHLB of Chicago capital stock as of December 31, 2013 was $11.9 million, based on its par value. There is no market for the FHLB of Chicago capital stock and, while redemptions may be requested, they are at the discretion of the FHLB of Chicago.

The Bank evaluates the FHLB of Chicago stock for impairment on a regular basis. The determination of whether FHLB of Chicago stock is impaired depends on a number of factors and is based on an assessment of the ultimate recoverability of cost rather than changes in the book value of the shares. If our investment in the capital stock of the FHLB of Chicago were to become other than temporarily impaired, our financial condition and results of operations could be materially affected.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

Deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

The commercial and residential real estate markets have experienced a variety of difficulties. From 2007 to 2013, commercial real estate values and residential real estate values in markets in the state of Wisconsin in which we do business have declined 14.0% and 12.0%, respectively. The decline in commercial real estate values was derived from data for multi-family, office, industrial and retail property asking prices per unit or square foot, as appropriate, in the Reis, Inc. Third Quarter 2013 Performance Monitor. The decline in residential real estate values was derived using the annual median home sales prices as provided by the Wisconsin Realtors Association. Any future declines in real estate values reduce the customer’s borrowing power and the value of the collateral securing the loan. Increases in delinquency levels or declines in real estate values which cause our borrowers’ loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is income that remains after deducting, from total interest income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Interest income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the level of nonperforming loans. The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities are impacted differently, and at different times, by changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events, changes in the United States and other financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest bearing liabilities. Interest rate risk management techniques, however, are not precise, and we may not be able to successfully manage our interest rate risk. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs and risks associated with the ownership of real property, which could have an adverse effect on our business and results of operations.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

•	general or local economic conditions;

•	environmental cleanup liabilities;

•	neighborhood values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	extreme weather conditions or other natural or man-made disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.

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

Our business is primarily located in Wisconsin. Due to our lack of geographic diversification, we are particularly vulnerable to adverse changes in economic conditions in Wisconsin, and the Midwest more generally. The economic conditions in Wisconsin and the Midwest affect our business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin and the Midwest or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Our asset valuations include observable inputs and may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We use estimates, assumptions and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying inputs, factors, assumptions or estimates in any of the areas underlying our estimates could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to changes in the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions and interest rates could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. While we sell mortgage loans with no recourse, our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. While we have taken steps to enhance our underwriting policies and procedures, these steps do not reduce the risks associated with loans sold prior to the enhancement of such policies and procedures. In addition, a reserve for repurchase of sold loans was established in September 2012 to absorb estimated losses. The balance of the serviced mortgage loan portfolio subject to repurchase was $2.7 billion at December 31, 2013.

Historically, the volume of repurchases and investor reimbursements has been insignificant; however, the volume of repurchases or reimbursements may rise from time to time and our current reserves may not be sufficient to cover our repurchase obligations. Repurchases totaled $1.8 million for the nine months ended December 31, 2013, investor loss reimbursements were $687,000 and the reserve as of December 31, 2013 was $2.6 million. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition could be materially and adversely affected.

Certain provisions in our Amended Charter limit our likelihood of being acquired in a manner not approved by the Board.

In connection with the Plan of Reorganization, on September 25, 2013, we adopted the Amended Charter. In order to protect certain tax attributes of the Company and its subsidiaries following our emergence from bankruptcy, the Amended Charter imposes certain restrictions on the transfer of our common stock (the “Tax Attribute Preservation Provision”). No such provisions were included in the Amended Charter prior to the effectiveness of the Plan of Reorganization.

Until the Expiration Date, unless approved by the Board in accordance with the procedures set forth in the Amended Charter and subject to certain exceptions for permitted transfers, any attempted transfer of our common stock is prohibited and void ab initio to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the Company or (ii) the ownership interest in the Company of any of our existing 5% Stockholders will be increased. The Expiration Date may be extended in the Board’s discretion until the sixth anniversary of the Effective Date in order to protect the tax attributes of the Company.

The existence of the Tax Attribute Preservation Provision may make it more difficult, delay, discourage, prevent or make it more costly to acquire us or effect a change-in-control that is not approved by the Board. This, in turn, could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and adversely affect the market price of our common stock.

We may suffer substantial losses due to our agreements to indemnify the Investors and the Secondary Investors against a broad range of potential claims.

In connection with the Investor SPAs and the Secondary SPAs, we agreed to indemnify the Investors and the Secondary Investors, respectively, for a broad range of claims, including any inaccuracies or breaches of our representations and warranties in the Investor SPAs or the Secondary SPAs, as applicable, entered into in connection with the Plan of Reorganization and any losses arising out of or resulting from any legal, administrative or other proceedings arising out of the transactions contemplated by such Investor SPAs or the Secondary SPAs, as applicable, and the terms of the securities offered thereby. While these indemnities are capped at the purchase price applicable to each Investor under their respective Investor SPA, if all or some claims were successfully brought against us, it could potentially result in significant losses for us.

We offer third-party products including mutual funds, annuities, life insurance, individual securities and other wealth management services which could experience significant declines in value subjecting us to reputational damage and litigation risk.

We offer third-party products including mutual funds, annuities, life insurance, individual securities and other wealth management products and services. If these products do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have difficulty maintaining existing business and attracting new business. Additionally, our investment services business involves the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. Our investment services businesses are particularly subject to this risk and this risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

Significant legal actions could subject us to substantial uninsured liabilities.

We are from time to time subject to claims related to our businesses. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary damages or penalties and significant defense costs. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition. See Item 3 — Legal Proceedings. We remain subject to the C&D Orders and the Prompt Corrective Action Directive and cannot predict when or if these actions may be lifted.

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

Risks Related to the Ownership of our Common Stock

An active, liquid and orderly trading market for our common stock may not develop and the stock price may be volatile.

There is no public market for our common stock. We cannot predict the extent to which a trading market will develop or how liquid that market might become. In addition, the market value of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and others beyond our control, including:

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our industry, products or services;

•	additions or departures of key personnel;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market value and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our stockholders;

•	the expiration of contractual lock-up agreements;

•	litigation involving us, our industry or both;

•	the impact of changes in the economic environment;

•	the impact of changes in the political environment;

•	activities by our competitors;

•	major catastrophic events; and

•	general economic and market conditions and trends.

Further, the stock markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many savings and loan holdings companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the value of our common stock to decline.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

As a result of the Plan of Reorganization, a limited number of stockholders are substantial holders of the shares of our common stock.

As a result of the Private Placements pursuant to the Plan of Reorganization, as of September 30, 2013, certain Investors own up to 9.9% of our common stock and certain other Investors own up to 4.9% of our common stock. Having a large portion of our shares of common stock held by a relatively small number of stockholders could result in a material impact on the trading volume and price per share of our common stock if any of these stockholders decide to sell a significant portion of their holdings. As a result, a small number of holders of our common stock are able to exercise significant influence over matters requiring shareholder approval. As of December 31, 2013, we had 56 holders of record of our common stock.

The Investor SPAs and the Secondary SPAs grant the Investors and the Secondary Investors, respectively, certain preemptive rights and approval rights which could impede our ability to raise additional equity capital. Under the Investor SPAs and the Secondary SPAs, in certain instances, the Investors and the Secondary Investors, respectively, have preemptive rights to purchase equity securities we may offer in non-SEC registered capital raising transactions. These rights may adversely affect our ability to raise additional equity capital on favorable terms. If management determines we need to raise additional equity capital for our business, our inability to do so on favorable terms may have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

“Anti-takeover” provisions and the regulations to which we are subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

Anti-takeover provisions in Delaware law and our Amended Charter and bylaws (the “Amended Bylaws”), as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to take control of us and may prevent stockholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the market value of our common stock and could reduce the amount that stockholders might get if we are sold.

Our Amended Charter provides for, among other things:

•	advance notice for nomination of directors and other stockholder proposals;

•	limitations on the ability of stockholders to call a special meeting of stockholders;

•	the approval by a super-majority of outstanding shares to amend certain provisions of the Amended Bylaws and the certificate of incorporation; and

•	the Tax Attribute Preservation Provision.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. However, these provisions apply even if the offer may be determined to be beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interest of our stockholders.

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Federal Savings and Loan Holding Company Act, the Bank Holding Company Act of 1956 and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Risks Related to Our Industry

Our business may be adversely affected by the slow economic recovery, current conditions in the financial markets, the real estate market and economic conditions generally.

The slow economic recovery has continued to result in decreased lending by some financial institutions to their customers and to each other. This has continued to result in a lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among financial institutions for deposits and loans continues to be high, and access to deposits or borrowed funds remains lower than average.

The soundness of other financial institutions could materially and adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk is likely to be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any losses resulting from such defaults by us, our counterparties or our clients could materially and adversely affect our results of operations.

Competition in the financial services industry is intense and could result in losing business or reducing margins.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services, some of whom are better funded than us, have a more visible market presence than we do and are significantly larger than us. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.

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

Risks Related to Recent Market, Legislative and Regulatory Events

We remain subject to the C&D Orders and the Prompt Corrective Action Directive and cannot predict when or if these actions may be lifted.

The Company and the Bank consented to the issuance of the C&D Orders on June 26, 2009, and the Bank received the PCA Directive on August 31, 2010. These enforcement actions remain in place and require, among other things:

•	the Bank to comply with heightened capital requirements and a capital restoration plan;

•	the Bank to prepare and comply with a revised business plan that includes, for example, strategies for capital enhancement and an emphasis on reducing classified assets;

•	any proposed material deviations from or changes to the business plan to be submitted for the prior, written approval of the OCC;

•	the Bank and the Company to comply with the prior notification requirements for changes in directors and senior executive officers;

•	the Bank and the Company to generally be prohibited from declaring or paying dividends or making any other capital distributions without receiving the prior written approval of the OCC;

•	restrictions on the Bank’s ability to accept, renew or roll over any brokered deposit or act as a deposit broker;

•	restrictions on the ability of the Bank or Company to make any golden parachute payment or any prohibited indemnification payment as those terms are defined in applicable regulations; and

•	restrictions on the ability of the Company to incur, issue, renew, or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written approval from the OCC.

As noted, the C&D Orders require the Bank to adhere to a written business plan that has received non-objection from our regulators and to obtain prior written approval of the OCC for any deviations from that plan. Failure to obtain such prior written approval may limit or delay our ability to offer new products or services, expand, or otherwise achieve our business objectives.

Compliance with these enforcement actions requires management attention and incurs costs, and failure to comply with these enforcement actions may lead to additional regulatory action. We cannot predict when or if these enforcement actions may be lifted.

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors either directly or in the form of mortgage-backed securities depends to a significant degree on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Our status as a Fannie Mae and Freddie Mac approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guides.

During the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, 85% and 92%, respectively, of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae or Freddie Mac. We also derive other material financial benefits from our relationships with Fannie Mae and Freddie Mac, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations.

In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae and Freddie Mac in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights (“MSR”) relate to these servicing activities. These entities establish the base service fee in which to compensate us for servicing loans. In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the government-sponsored entities (“GSE”) are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with mortgage-backed securities investors and provide the loan guarantor the ability to transfer non-performing servicing. These proposals, if adopted, could result in changes that impact the entire mortgage industry, possibly reducing capital requirements and increasing competition by lowering barriers to entry on mortgage originations and increasing the concentration of performing loans with larger servicers. The potential changes to the government-sponsored mortgage programs, and related servicing compensation structures, could require us to fundamentally change our business model in order to effectively compete in the market. Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with any of these entities, would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

As a savings and loan holding company and a federal savings association, we and the Bank are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the deposit insurance fund (“DIF”), and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

Federal banking agencies, including the OCC and Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank or its management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. Currently, we are subject to the C&D Orders. The C&D Orders, and any other such regulatory actions we may become subject to in the future, could materially and adversely impact our business, results of operations and reputation.

Regulatory requirements may affect our ability to attract and retain management and directors.

We are currently required to obtain written non-objection of the OCC and/or the Federal Reserve prior to hiring any new senior executive officer or naming a new director. We are also currently prohibited from paying, or agreeing to pay, certain post-termination benefits to our management and other institution-affiliated parties without prior regulatory approval.

Chris M. Bauer, in addition to being the Chief Executive Officer and a Director of each of the Company and the Bank, is a member of the boards of directors of The Auto Club Group and Auto Club Insurance Association (collectively, “Auto Club”). Auto Club, based in Dearborn, Michigan, operates certain insurance and automobile membership organizations in the mid-west and south-east regions as part of the American Automobile Association, Inc. Mr. Bauer’s dual service with us and Auto Club is permitted by a Federal Reserve exemption under the Depository Institution Management Interlocks Act, which exemption expires on October 21, 2015. If the Federal Reserve does not further extend this exemption, then Mr. Bauer will no longer be permitted to serve simultaneously with both us and Auto Club.

We may not be able to obtain the written approvals described above in a timely manner or at all. If we fail to meet these regulatory requirements, or if the OCC or the Federal Reserve rejects our requests for approval of candidates for other reasons, such failure or rejection could adversely affect our ability to attract and retain management and directors.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act made a number of significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business were:

•	changes to the thrift supervisory structure;

•	changes to regulatory capital requirements;

•	creation of new government regulatory agencies;

•	limitation on federal preemption;

•	changes in insured depository institution regulations; and

•	mortgage loan origination and risk retention.

There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may materially and adversely impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see “Description of Business—Regulation and Supervision—The Dodd-Frank Act.”

New activities and expansion plans may require regulatory approvals, and failure to obtain them may restrict our growth.

We must generally receive federal regulatory approval before we can acquire an institution or business, or engage in certain activities. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA), the effectiveness of the acquiring institution in combating money laundering activities, and the existence of any outstanding enforcement actions (such as the C&D Orders and PCA Directive). Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. The failure to obtain required regulatory approvals may impact our business plans and restrict our growth.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, U.S. Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to the development of our anti-money laundering program, adopting enhanced policies and procedures and implementing a robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.

Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.

We may be subject to more stringent capital requirements.

In addition to capital requirements in the PCA Directive, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules will apply to banking organizations, including the Company and the Bank.

Among other things, the Basel III Capital Rules: (i) introduce a new capital measure entitled “Common Equity Tier 1” (“CET1”); (ii) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009. The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

•	4.5% based upon CET1;

•	6.0% based upon tier 1 capital; and

•	8.0% based upon total regulatory capital.

A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.

Finally, the Basel III Capital Rules amend the thresholds under the “prompt corrective action” framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

As a result of the enactment of the Basel III Capital Rules, the Company will formally become subject to regulatory capital requirements, and the Bank could be subject to increased required capital levels. The Basel III Capital Rules become effective as applied to the Company and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and difficult to predict. In January 2014, a new chairperson of the Federal Reserve was appointed. The new chairperson may pursue different policies, such as increasing the federal funds rate or increasing regulatory restrictions on banks that could have a material adverse affect on our business and results of operations.

Item 1B.	Unresolved Staff Comments.

N/A

Item 2.	Properties

At December 31, 2013, the Corporation conducted its business from its main office headquarters at 25 West Main Street, Madison, Wisconsin and 53 other full-service offices and one loan origination office. The Bank owns 34 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 16 full-service offices. The leases expire between 2014 and 2029. The Bank also owns its headquarters building, adjacent surface parking lot and parking garage. On February 6, 2014, the Bank entered into a Purchase Agreement for the sale of the headquarters building, the adjacent surface parking lot and the parking garage. See Note 21 – Subsequent Events to the Corporation’s consolidated financial statements. The aggregate net book value at December 31, 2013 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $19.6 million. See Note 7 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment. We believe that our current facilities are adequate to meet present needs.

The Bank executed a Letter of Intent (“LOI”) January 3, 2014, with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street, and the 261-stall parking ramp located at 126 South Carroll Street. Subsequently, a Purchase Agreement was executed on February 6, 2014 and the sale is expected to close in July 2014. The Bank will lease a portion of the space after the sale.

Item 3.	Legal Proceedings

We are a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which is an action brought by the Village of Kronenwetter on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit. The specific reserve balance at December 31, 2013 remained at $2.4 million.

We are the plaintiff/counterclaim defendant in a pending lawsuit captioned AnchorBank, fsb v. Henriette McLean et al., Dane County, Wisconsin, Case No. 13-CV-811. The Bank is seeking to enforce personal guarantees executed by McLean related to amounts borrowed by Mineral Point Road Holdings, LLC (“MPRH”). At the time of the commencement of the lawsuit, March 7, 2013, McLean owed the Bank $363,302 under the guarantees. As a result of the recent sale of real estate owned by MPRH, the amount of the debt is now $300,127. The Bank has the right to obtain its attorneys’ fees incurred in collecting on the guarantees if it prevails in the lawsuit. On January 27, 2014, McLean filed a 196-paragraph Counterclaim against the Bank. McLean alleges various misconduct by the Bank related to its loans to MPRH and the procurement of her guarantees. Most of the counterclaims are based upon alleged misrepresentations and/or misrepresentations by omission. McLean is seeking the return of the $182,629 she paid to the Bank in 2012 under her guarantees, treble damages, and punitive damages. McLean has also filed a third-party complaint seeking contribution/indemnity from Joseph Gallina (the managing member of MPRH) and various entities controlled by Gallina.

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed to be immaterial to its financial condition and results of operations.

On February 21, 2013, we received a “Wells Notice” from the SEC indicating its intent to bring a civil injunctive action against us alleging that we violated Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Exchange Act, and Rules 10b-5 and 13a-13 thereunder. On August 14, 2013, the SEC filed a complaint alleging that we and our former chief financial officer, Dale Ringgenberg, made material misstatements in our quarterly report on Form 10-Q for the period ended June 30, 2009. Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the action against us by consenting to the entry of a final judgment permanently enjoining us from violating Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5 and 13a-13 thereunder. There was no monetary fine or penalty assessed to us for the settlement of this action. Final entry of judgment was made on November 26, 2013, and accordingly, this matter is concluded.

From time to time, we are also subject to reviews and proceedings conducted by the OCC, the Federal Reserve and other governmental entities that have responsibility for the oversight of our business activities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

There is currently no established trading market for the shares of our common stock. The Legacy Common Stock was previously listed on the NASDAQ Global Select Market under the symbol “ABCW” until the trading of the Legacy Common Stock was suspended on November 21, 2011 as a result of the Company’s failure to comply with the $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Global Select Market. On December 16, 2011, the NASDAQ Stock Market LLC filed a Form 25 pursuant to Rule 12d2-2(b) under the Exchange Act with the SEC to remove the Legacy Common Stock from listing and registration on the NASDAQ Global Select Market. The Legacy Common Stock was delisted effective December 26, 2011.

From November 21, 2011 until the Effective Date, the Legacy Common Stock was quoted under the symbol “ABCWQ” on the Over-The-Counter Bulletin Board. On the Effective Date, pursuant to the Plan of Reorganization, all shares of the outstanding Legacy Common Stock, including shares held as treasury stock and in any stock incentive plans, were cancelled. Subsequent to the Effective Date, our common stock has not traded on any national securities exchange or on an automated dealer quotation system.

At February 28, 2014, there were approximately 56 shareholders of record.

Quarterly Stock Price and Dividend Information

The table below presents the reported high and low sale prices of Legacy Common Stock and cash dividends paid per share of Legacy Common Stock during the periods indicated.

			Cash
Quarter Ended	High	Low	Dividend
September 30, 2013 (through September 27, 2013)	$0.58	$0.07	$—
June 30, 2013	0.72	0.53	—
March 31, 2013	0.85	0.34	—
December 31, 2012	0.43	0.31	—
September 30, 2012	0.54	0.34	—
June 30, 2012	1.00	0.40	—
March 31, 2012	1.02	0.21	—

For information regarding restrictions on the payments of dividends by the Bank to the Corporation, see “Item 1. Business – Regulation and Supervision — The Bank—Restrictions on Capital Distributions,” “Item 1A. Risk Factors – Risks Related to Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Repurchases of Common Stock

As of December 31, 2013, the Corporation does not have a stock repurchase plan in place.

Item 6. Selected Financial Data

The following information at and for the nine months ended December 31, 2013 and the years ended March 31, 2013, 2012, 2011 and 2010 has been derived primarily from the Corporation’s historical audited consolidated financial statements for those periods. The information at and for the nine months ended December 31, 2012 has been derived primarily from the Corporation’s historical unaudited consolidated financial statements.

	At or For Nine Months Ended December 31,		At or For Year Ended March 31,
	2013	2012	2013	2012	2011	2010
		(unaudited)
	(Dollars in thousands—except per share amounts)
Operations:
Interest income	$62,223	$77,166	$99,882	$127,253	$166,467	$217,082
Interest expense	14,117	29,503	37,399	55,329	81,383	132,123
Provision for loan losses	275	7,058	7,733	33,887	50,325	161,926
Non-interest income (1)	159,533	38,398	45,901	49,261	59,260	57,385
Non-interest expense	95,732	99,336	135,004	124,026	135,033	158,832
Income (Loss) before income taxes	111,632	(20,333)	(34,353)	(36,728)	(41,014)	(178,414)
Income tax expense (benefit)	9	(181)	(181)	10	164	(1,500)
Net income (loss)	111,623	(20,152)	(34,172)	(36,738)	(41,178)	(176,914)
Preferred stock dividends in arrears (2)	(2,538)	(4,898)	(6,560)	(6,278)	(5,934)	(5,648)
Preferred stock discount accretion	(6,167)	(5,569)	(7,412)	(7,413)	(7,412)	(7,411)
Retirement of preferred shares	104,000	—	—	—	—	—
Net income (loss) available to common equity	206,918	(30,619)	(48,144)	(50,429)	(54,524)	(189,973)
Per Common Share:
Basic earnings (loss)	$12.18	$(1.44)	$(2.27)	$(2.37)	$(2.57)	$(8.97)
Diluted earnings (loss)	12.18	(1.44)	(2.27)	(2.37)	(2.57)	(8.97)
Book value	22.34	(7.37)	(7.99)	(6.57)	(5.80)	(3.19)
Dividends	—	—	—	—	—	—
Financial Condition:
Total assets	$2,112,474	$2,412,379	$2,367,583	$2,789,452	$3,394,825	$4,416,265
Investment securities available for sale	277,872	261,487	266,787	242,299	523,289	416,203
Loans held for investment, net	1,544,324	1,738,242	1,670,543	2,057,744	2,520,367	3,229,580
Deposits	1,875,293	2,055,049	2,025,025	2,264,901	2,699,433	3,536,696
Other borrowed funds	12,877	317,102	317,225	476,103	659,005	796,832
Stockholders’ equity (deficit)	202,198	(46,622)	(59,864)	(29,550)	(13,171)	42,214
Common shares outstanding (3)	9,050,000	21,247,225	21,247,225	21,247,725	21,247,725	21,256,056
Other Financial Data:
Yield on interest-earning assets	3.80%	3.95%	3.96%	4.34%	4.59%	4.74%
Cost of funds	0.86	1.48	1.45	1.79	2.16	2.83
Interest rate spread	2.94	2.47	2.51	2.55	2.43	1.91
Net interest margin (4)	2.94	2.44	2.48	2.45	2.34	1.86
Return on average assets (5)	6.54	(0.99)	(1.30)	(1.17)	(1.07)	(3.66)
Average equity (deficit) to average assets	1.19	(1.12)	(1.32)	(0.49)	0.65	2.50

(1)	The period ended December 31, 2013 includes $134.5 million for extinguishment of debt.
(2)	All periods include compounding.
(3)	At December 31, 2013 common shares outstanding represent all new common stock issued pursuant to the Plan of Reorganization. All legacy common shares were cancelled.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Return on average assets represents net income (loss) as a percentage of average total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion and analysis of the Corporation’s financial condition and results of operations, including information on asset/liability management strategies, sources of liquidity and capital resources and critical accounting policies at the dates and for the periods indicated.

On December 18, 2013, the Board approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of our previous fiscal years mean the fiscal years ended on March 31. This transition report on Form 10-K/T covers the transition period beginning on April 1, 2013 through December 31, 2013, and annual reports on Form 10-K covering fiscal years ending December 31 will be filed thereafter.

Management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be its critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our Board of Directors. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses—and separately a reserve for unfunded loan commitments, letters of credit and repurchase of sold loans in other liabilities—at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALLL is comprised of general, substandard loan and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for quantitative and qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

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

Historical loss rates used to calculate the general allowance are adjusted by values assigned to six quantitative factors and four qualitative factors which are listed in the section titled “Allowance for Loan Losses” within “Credit Risk Management”. In determining the appropriate value to assign to a particular factor, if any, management compares the current underlying facts and circumstances with respect to that factor with those in the historical periods. Values assigned to factors are modified when changes in the environment relative to that quantitative or qualitative factor are deemed to be significant. Management will continue to analyze the factors on a quarterly basis, adjusting the historical loss rates as necessary, to a rate believed to be appropriate for the probable and inherent risk of loss in the portfolio.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period and increased to an eight quarter look-back beginning in the quarter ended September, 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the ALLL at September 30, 2013 after implementing the above modifications was a reduction of the required reserve of $2.0 million as compared to the previous methodology. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio.

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

The Corporation regularly obtains updated appraisals for real estate collateral dependent loans for which it calculates impairment based on the fair value of collateral. Loans having an unpaid principal balance of $250,000 or less in a homogenous pool of assets do not require an impairment analysis. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. In those cases, evaluations are being utilized for smaller properties when an appraisal has been done within five years and no market deterioration is evident.

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current (less than one year old), b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to dispose of a property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively, reflect the decrease in collateral values during fiscal years 2011, 2012 and 2013. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

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

Management considers the ALLL at December 31, 2013 to be at an adequate level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for loan losses may be required that would reduce future earnings.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset in loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

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

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

EXECUTIVE OVERVIEW

Financial Results

Results for the nine months ended December 31, 2013 include:

•	Basic and diluted income available to common equity increased to $12.18 for the nine months ended December 31, 2013, compared to a loss available to common equity of $(1.44) for the same period in 2012, and a loss of $(2.27) and $(2.37) for the fiscal years ended March 31, 2013 and 2012, respectively;

•	Net income was $111.6 million for the nine months ended December 31, 2013, compared to a net loss of $20.2 million for the nine months ended December 31, 2012 and a net losses of $34.2 million $36.7 million for the fiscal years ended March 31, 2013 and 2012, respectively;

•	The net interest margin increased 50 basis points to 2.94% for the nine months ended December 31, 2013 from 2.44% for the same period in 2012 largely due to lower average balances of borrowings as the Credit Agreement was settled, FHLB of Chicago borrowings were prepaid and declines in rates paid on certificates of deposits as higher cost deposits have either matured or renewed at lower rates. For the fiscal year ended March 31, 2013, the net interest margin increase three basis points over the same period in the prior year;

•	Net interest income of $48.1 million for the nine months ended December 31, 2013, increased $443,000 over the $47.7 million in the same period in the prior year. For the fiscal year ended March 31, 2013, net interest income declined by $9.4 million to $62.5 million from the prior year;

•	Loans held for sale decreased by $15.0 million, or 82.9% from $18.1 million at March 31, 2013 to $3.1 million at December 31, 2013 primarily due to lower origination volumes.

•	Loans held for investment (net of the allowance for loan losses) decreased $126.2 million, or 7.6%, since March 31, 2013 primarily due to scheduled pay-offs, amortization and the transfer of $19.4 million to other real estate owned;

•	Deposits decreased $149.7 million, or 7.4%, since March 31, 2013 primarily due to runoff of time deposits;

•	Total risk-based capital ratio for the Bank was 17.07% as of December 31, 2013, compared to 9.02% at March 31, 2013. Tier 1 capital was 9.60% as of December 31, 2013, compared to 4.53% at March 31, 2013. As a result of the reorganization, the Bank’s total risk based capital ratio exceeds the 12% level required under the terms of the C&D Orders.

•	Stockholders’ equity increased $262.1 million from a deficit of $59.9 million at March 31, 2013 to $202.2 million at December 31, 2013.

•	Total non-performing loans decreased $50.3 million, or 42.3% to $68.5 million at December 31, 2013 from $118.8 million at March 31, 2013;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $71.1 million, or 35.0%, to $132.0 million at December 31, 2013 from $203.1 million at March 31, 2013; as the Bank continues its efforts to reduce problem asset levels.

•	The provision for loan losses of $275,000 for the nine months ended December 31, 2013, was a decrease of $6.8 million from a provision of $7.1 million for the nine months ended December 31, 2012, and for the fiscal year ended March 31, 2013, provision for loan losses of $7.7 million was a decrease of $26.2 million from a provision of $33.9 million for the fiscal year ended March 31, 2012; and

•	Delinquencies (loans past due 30 days or more) decreased $51.4 million or 44.1%, to $65.2 million at December 31, 2013 from $116.6 million at March 31, 2013.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past two years. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At December 31, 2013, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $68.5 million, $50.3 million less than the $118.8 million at March 31, 2013. In addition, the Bank experienced a significant decrease in the level of foreclosed properties on the consolidated balance sheet. At December 31, 2013, foreclosed properties and repossessed assets were $63.5 million compared to $84.3 million at March 31, 2013, a 24.8% decrease. Non-performing assets have had, and we expect will continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The ALLL declined to $65.2 million at December 31, 2013 from $79.8 million at March 31, 2013, a 18.3% decrease. Net charge-offs during the nine months ended December 31, 2013 were $14.9 million compared to $34.5 million during the same period in 2012. The provision for loan losses for the nine months ended December 31, 2013 was $275,000 compared to $7.1 million for the nine months ended December 31, 2012. While the balance of the ALLL declined 18.3% during the nine months ended December 31, 2013, the allowance compared to total non-performing loans was 95.2% at December 31, 2013, an increase from 67.2% at March 31, 2013 as a result of a larger decrease in non-performing loans.

Recent Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued through 2012 appears to have settled into a slow economic recovery. At this time, the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of Dodd-Frank and other legislation.

Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank is likely to negatively impact our revenue and increase both the direct and indirect costs of doing business, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of our businesses.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that may last several years, management will not be able to fully assess the impact the legislation will have on its business and, as a result, results of operations may vary from period to period.

Emergence Accounting

Upon emergence from Bankruptcy, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of ASC 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC 852. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, the financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities.

Results of Operations

The following results should be read in conjunction with the Consolidated Financial Statements included in Item 8.

Comparison of Nine Months Ended December 31, 2013 and 2012

Net results from operations for the nine months ended December 31, 2013 improved $131.8 million to net income of $111.6 million from a net loss of $20.2 million in the prior year period. The improvement in results was primarily the result of $134.5 million extinguishment of debt related to the payoff and settlement of the Credit Agreement and a decline in provision for loan losses of $6.8 million. Non-interest income was lower than the prior year period by $13.4 million when excluding the $134.5 extinguishment of debt. Other positive effects on earnings were lower non-interest expense which declined by $3.6 million and higher net interest income which increased by $443,000 when compared to the nine month period ended December 31, 2012. The discussion that follows in this section provides additional details regarding these results for the nine month periods.

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

	Nine Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets
Mortgage loans	$1,509,105	$50,712	4.48%	$1,789,331	$63,159	4.71%
Consumer loans	156,729	5,730	4.87	228,205	7,799	4.56
Commercial business loans	24,374	1,260	6.89	25,988	1,189	6.10

Total loans receivable (2) (3)	1,690,208	57,702	4.55	2,043,524	72,147	4.71
Investment securities (4)	283,183	4,102	1.93	242,985	4,401	2.41
Interest-bearing deposits	184,397	342	0.25	289,255	541	0.25
Federal Home Loan Bank stock	23,141	77	0.44	28,930	77	0.35

Total interest-earning assets	2,180,929	62,223	3.80	2,604,694	77,166	3.95
Non-interest-earning assets	94,038			101,689

Total assets	$2,274,967			$2,706,383

Interest-bearing liabilities
Demand deposits	$1,021,637	892	0.12	$1,039,010	1,324	0.17
Regular savings	344,238	294	0.11	282,288	277	0.13
Certificates of deposit	602,808	2,922	0.65	861,899	7,013	1.08

Total deposits	1,968,683	4,108	0.28	2,183,197	8,614	0.53
Other borrowed funds	211,747	10,009	6.30	467,709	20,889	5.95

Total interest-bearing liabilities	2,180,430	14,117	0.86	2,650,906	29,503	1.48

Non-interest-bearing liabilities	67,534			85,736

Total liabilities	2,247,964			2,736,642
Stockholders’ equity (deficit)	27,003			(30,259)

Total liabilities and stockholders’ equity (deficit)	$2,274,967			$2,706,383

Net interest income/interest rate spread (5)		$48,106	2.94%		$47,663	2.47%

Net interest-earning assets	$499			$(46,212)

Net interest margin (6)			2.94%			2.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			0.98

(1)	Annualized.
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Year Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets
Mortgage loans	$1,742,764	$81,749	4.69%	$1,998,194	$101,250	5.07%
Consumer loans	218,232	9,969	4.57	273,260	12,281	4.49
Commercial business loans	25,807	1,617	6.27	45,480	3,398	7.47

Total loans receivable (1) (2)	1,986,803	93,335	4.70	2,316,934	116,929	5.05
Investment securities (3)	248,484	5,815	2.34	330,903	9,683	2.93
Interest-bearing deposits	256,128	635	0.25	235,169	586	0.25
Federal Home Loan Bank stock	28,116	97	0.34	52,437	55	0.10

Total interest-earning assets	2,519,531	99,882	3.96	2,935,443	127,253	4.34
Non-interest-earning assets	104,076			210,000

Total assets	$2,623,607			$3,145,443

Interest-bearing liabilities
Demand deposits	$1,008,207	1,672	0.17	$906,563	2,073	0.23
Regular savings	311,704	352	0.11	284,504	376	0.13
Certificates of deposit	821,388	8,300	1.01	1,354,303	22,513	1.66

Total deposits	2,141,299	10,324	0.48	2,545,370	24,962	0.98
Other borrowed funds	430,856	27,075	6.28	548,148	30,367	5.54

Total interest-bearing liabilities	2,572,155	37,399	1.45	3,093,518	55,329	1.79

Non-interest-bearing liabilities	86,117			67,391

Total liabilities	2,658,272			3,160,909
Stockholders’ equity (deficit)	(34,665)			(15,466)

Total liabilities and stockholders’ equity (deficit)	$2,623,607			$3,145,443

Net interest income/interest rate spread (4)		$62,483	2.51%		$71,924	2.55%

Net interest-earning assets	$(52,624)			$(158,075)

Net interest margin (5)			2.48%			2.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(3)	Average balances of securities available-for-sale are based on amortized cost.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012			Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets
Mortgage loans	$(2,919)	$(9,528)	$(12,447)	$(7,166)	$(12,335)	$(19,501)
Consumer loans	513	(2,582)	(2,069)	199	(2,511)	(2,312)
Commercial business loans	148	(77)	71	(484)	(1,297)	(1,781)

Total loans receivable	(2,258)	(12,187)	(14,445)	(7,451)	(16,143)	(23,594)
Investment securities	(961)	662	(299)	(1,724)	(2,144)	(3,868)
Interest-bearing deposits	(5)	(194)	(199)	(3)	52	49
Federal Home Loan Bank stock	17	(17)	—	78	(36)	42

Total decrease in interest income	(3,207)	(11,736)	(14,943)	(9,100)	(18,271)	(27,371)
Interest-bearing liabilities
Demand deposits	(410)	(22)	(432)	(615)	214	(401)
Regular savings	(39)	56	17	(58)	34	(24)
Certificates of deposit	(2,346)	(1,745)	(4,091)	(7,094)	(7,119)	(14,213)

Total deposits	(2,795)	(1,711)	(4,506)	(7,767)	(6,871)	(14,638)
Other borrowed funds	1,155	(12,035)	(10,880)	3,742	(7,034)	(3,292)

Total decrease in interest expense	(1,640)	(13,746)	(15,386)	(4,025)	(13,905)	(17,930)

Total increase (decrease) in net interest income	$(1,567)	$2,010	$443	$(5,075)	$(4,366)	$(9,441)

Net interest income increased $443,000, or 0.9%, for the nine months ended December 31, 2013, as compared to the same period in the prior year. Interest income decreased $14.9 million, or 19.4%, for the nine months ended December 31, 2013, compared to the same period in the prior year, primarily due to a decline in average balances and yields in the residential and commercial real estate loan portfolios, a decline in average balances of consumer loans, and lower investment securities yields. Interest expense decreased $15.4 million, or 52.2%, for the nine months ended December 31, 2013, as compared to the same period in the prior year due to lower borrowed funds balances and a reduction in certificate of deposit average balances and the rate paid on these accounts. The net interest margin increased to 2.94% for the nine month period ended December 31, 2013 from 2.44% for the respective period in the prior year.

Loan portfolio average balances declined $353.3 million in the nine months ending December 31, 2013 compared to the same period a year ago largely due to scheduled principal payments, prepayments of principal and transfers to OREO. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, we have recently developed and are implementing strategies to increase profitability by slowing asset runoff and generating new loan volume to improve the net interest margin. Investment securities average balances increased $40.2 million primarily due to the purchase of securities totaling $63.3 million since March 31, 2013, partially offset by sales, maturities and principal collections in the past nine months. The average balance of interest-earning deposits decreased $104.9 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities, fund deposit run off and payoff of borrowings.

Other borrowed funds average balances declined by $256.0 million for the nine months ended December 31, 2013 when compared to the same period in the prior year primarily due to the payoff and settlement of $116.3 million under the Credit Agreement and $187.5 million of FHLB of Chicago borrowings during the quarter ended September 30, 2013. The average balance of certificates of deposit decreased $259.1 million for the nine months ended December 31, 2013 compared to the same period in the previous year. Likewise, the average rate paid on certificates of deposit fell by 43 basis points year over year. The decline in certificate of deposit average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Loan Losses

Provision for loan losses decreased $6.8 million for the nine month period ended December 31, 2013, as compared to the same period in the previous year. Non-performing loans totaled $68.5 million at December 31, 2013, down from $118.8 million at March 31, 2013.

The decrease in provision for loan losses for the nine months ended December 31, 2013 was due to lower levels of non-performing loans and lower net charges-offs for the period. In addition, the decrease was partly due to the impact of lower net charge-offs in the quarter ended December 31, 2013 of $6.7 million that replaced net charge-offs of $15.8 million in the quarter ended December 31, 2011 in the trailing eight quarter net charge-off history used in the determination of the general component of the ALLL. The provision for loan losses attributable to substandard and impaired loans was favorably impacted by the steady quarter-over-quarter decrease in non-performing loans since March 2010.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the ALLL at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses may decline should credit metrics such as net charge-offs and the amount of non-performing loans improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Nine Months Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(23)	$(325)	$302	92.9%
Loan servicing income (loss), net of amortization	1,382	(1,947)	3,329	N/M
Service charges on deposits	7,751	8,066	(315)	(3.9)
Investment and insurance commissions	2,965	2,942	23	0.8
Net gain on sale of loans	5,086	20,165	(15,079)	(74.8)
Net gain on sale and call of investment securities	292	(47)	339	N/M
Net gain on sale of OREO	3,260	5,539	(2,279)	(41.1)
Extinguishment of debt	134,514	—	134,514	N/M
Other income	4,306	4,005	301	7.5

Total non-interest income	$159,533	$38,398	$121,135	N/M

N/M means “Not Meaningful.”

Non-interest income increased $121.1 million to $159.5 million for the nine months ended December 31, 2013, compared to $38.4 million for the respective period in 2012. The increase was primarily due to the $134.5 extinguishment of debt resulting from the payoff and settlement of the Credit Agreement and $3.3 million increase in loan servicing income due to a loss recorded in the prior year period. These favorable items were partially reduced by a $15.1 million decline in net gain on sale of loans and a $2.3 million decline in gains on the sale of OREO.

The loan servicing increase of $3.3 million in the current period compared to the respective period a year ago was primarily due to lower amortization charges related to the mortgage servicing right asset. The decrease in net gain on sale of loans of $15.1 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $243.7 million compared to $760.7 million in the same nine month period a year ago. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have been on the rise since March 31, 2013, which caused a reduction in financing activity resulting in decreased sales volume. Net gain on sale of OREO decreased to $3.3 million in the nine months ended December 31, 2013 from $5.5 million in the year ago period largely due to the impact of lower sales volume with smaller gains per property as the OREO portfolio balances continue to decline and smaller margins per property.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Nine Months Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$32,426	$30,594	$1,832	6.0%
Occupancy	6,517	5,822	695	11.9
Furniture and equipment	2,510	3,801	(1,291)	(34.0)
Federal deposit insurance premiums	3,386	4,567	(1,181)	(25.9)
Data processing	4,300	4,361	(61)	(1.4)
Communications	1,517	1,428	89	6.2
Marketing	2,099	839	1,260	N/M
OREO expense, net	9,797	25,312	(15,515)	(61.3)
Investor loss reimbursement	687	1,720	(1,033)	(60.1)
Mortgage servicing rights impairment (recovery)	(1,664)	1,787	(3,451)	N/M
Provision for unfunded loan commitments	2,708	967	1,741	180.0
Legal services	2,773	4,156	(1,383)	(33.3)
Other professional fees	1,699	1,687	12	0.7
Insurance	2,497	1,238	1,259	101.7
Debt prepayment penalty	16,149	3,549	12,600	N/M
Reorganization costs	1,929	—	1,929	N/M
Other expense	6,402	7,508	(1,106)	(14.7)

Total non-interest expense	$95,732	$99,336	$(3,604)	(3.6)%

N/M = Not meaningful.

Non-interest expense decreased $3.6 million, or 3.6%, to $95.7 million for the nine months ended December 31, 2013, as compared to $99.3 million for the respective period in 2012. The decrease was primarily due to lower OREO expense and MSR impairment. These decreases were mostly offset by a debt prepayment penalty related to the early payoff of $176.0 million of FHLB of Chicago borrowings in 2013, reorganization costs incurred in conjunction with the bankruptcy filing, and higher compensation and benefits, provision for unfunded loan commitments expenses, marketing and insurance expense.

The significant decline in OREO expense of $15.5 million during the nine months ended December 31, 2013 was the result of lower valuation adjustments on repossessed property. MSR impairment declined $3.5 million reflecting a sharp increase in market interest rates in the prior year as the 10-year Treasury rate rose 117 basis points causing a reduction in mortgage refinance activity. Other decreases include $1.4 million in legal services and $1.3 million in furniture and equipment as a result of ongoing efforts to reduce operating costs. Reduced depreciation expense is the result of older assets becoming fully depreciated and the nine months ended December 31, 2012 included a $571,000 write off for the closures of branches and discontinued software. Federal deposit insurance premiums declined $1.2 million due to a lower deposit insurance assessment base primarily attributable to the drop in average consolidated total assets.

The increase in insurance premiums of $1.3 million in the current year period compared to a year ago was due to a runoff policy related to pre-bankruptcy activity. Compensation and benefits increased in part due to increased employee benefits and lower amortization of loan origination, salaries and benefits due to the discontinuation of the deferral of origination costs on held for sale mortgage loan originations. The provision for unfunded loan commitments increased due to a change in methodology wherein specific credits are provided for as needed.

Income Taxes

Income tax expense of $9,000 for the nine month period ended December 31, 2013 increased by $190,000 from the $181,000 income tax benefit recorded in the prior year period. No taxes were recorded on the cancellation of indebtedness (“COD”) income since COD income is excluded from gross income when the discharge occurs in a bankruptcy proceeding. Consistent with applicable tax regulations, in addition to not recognizing the COD income, the Company forfeited their right to use a related amount of NOLs and reduced its net operating losses by a like amount. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

Comparison of Years Ended March 31, 2013 and 2012

General

Operating results improved $2.5 million to a net loss of $34.2 million in fiscal 2013 from net loss of $36.7 million in fiscal 2012. Improved results were primarily due to a $26.2 million decrease in the provision for loan losses. This favorable variance was partially offset by decreases in net interest income of $9.4 million and non-interest income of $3.4 million; and an $11.0 million increase in non-interest expense.

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

Provision for Loan Losses

The provision for loan losses decreased $26.2 million from $33.9 million in fiscal 2012 to $7.7 million in fiscal 2013. The improvement was largely due to a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010. The allowance for loan losses decreased in fiscal 2013 falling $31.4 million from $111.2 million at March 31, 2012 to $79.8 million at March 31, 2013. The allowance for loan losses represented 4.53% of total loans at March 31, 2013, compared to 5.08% of total loans at March 31, 2012. For further discussion of the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Non-interest Income

The following table presents non-interest income by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(408)	$(568)	$160	28.2%
Loan servicing income (loss), net of amortization	(1,892)	(789)	(1,103)	N/M
Service charges on deposits	10,435	10,589	(154)	(1.5)
Investment and insurance commissions	3,894	3,808	86	2.3
Net gain on sale of loans	23,195	17,680	5,515	31.2
Net gain (loss) on sale of investment securities	(247)	6,579	(6,826)	N/M
Net gain on sale of OREO	6,876	6,118	758	12.4
Other	4,048	5,844	(1,796)	(30.7)

Total non-interest income	$45,901	$49,261	$(3,360)	(6.8)%

N/M = Not meaningful.

Non-interest income totaled $45.9 million in fiscal 2013, a decrease of $3.4 million, or 6.8%, compared to $49.3 million in the prior year. The decrease was largely due to lower loan servicing income, net of amortization, gain on sale of securities and other income; partially offset by higher gains on the sale of loans.

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

Non-interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$40,736	$41,262	$(526)	(1.3)%
Occupancy	8,133	7,946	187	2.4
Furniture and equipment	4,563	5,665	(1,102)	(19.5)
Federal deposit insurance premiums	5,921	7,189	(1,268)	(17.6)
Data processing	6,223	6,259	(36)	(0.6)
Communications	1,840	2,081	(241)	(11.6)
Marketing	1,345	1,466	(121)	(8.3)
OREO expense, net	37,571	28,684	8,887	31.0
Investor loss reimbursement	4,530	157	4,373	N/M
Mortgage servicing rights impairment (recovery)	(403)	2,410	(2,813)	N/M
Provision for unfunded loan commitments	1,392	(309)	1,701	N/M
Legal services	5,256	5,024	232	4.6
Other professional fees	2,346	3,669	(1,323)	(36.1)
Insurance	1,656	1,478	178	12.0
Debt prepayment penalty	3,549	—	3,549	N/M
Other expense	10,346	11,045	(699)	(6.3)

Total non-interest expense	$135,004	$124,026	$10,978	8.9%

N/M = Not meaningful.

Non-interest expense increased $11.0 million to $135.0 million in fiscal 2013 compared to $124.0 million in the prior year. The increase was primarily due to higher OREO expense, investor loss reimbursement, a current year debt prepayment penalty, and an increase in the provision for unfunded loan commitments; partially offset by lower furniture and equipment expense, FDIC insurance premiums, MSR impairment and other professional fees.

The increase in OREO expense of $8.9 million primarily reflects higher valuation adjustments on repossessed property. Investor loss reimbursement increased $4.4 million largely due to higher volume of repurchases of sold residential mortgage loans and worsening loan level loss severity. The provision for unfunded commitment and letter of credit losses increased $1.7 million from $(309,000) in fiscal 2012 to $1.4 million in fiscal 2013. The unfavorable variance was primarily due to an increase in classified unfunded commitments. A one-time debt prepayment penalty of $3.5 million was incurred in the current fiscal year upon the prepayment of $150.0 million of FHLB of Chicago advances in December 2012.

The decreases in furniture and equipment expense of $1.1 million, and other professional fees of $1.3 million, were largely due to ongoing efforts to reduce operating costs. The decrease in FDIC premiums of $1.3 million was due to a lower deposit insurance assessment base primarily attributable to a drop in average consolidated total assets. Mortgage servicing rights impairment (recovery) improved $2.8 million reflecting mortgage market interest rates drifting generally higher during the year.

Income Taxes

Income tax expense for the year ended March 31, 2013 was a benefit of $181,000 compared to expense of $10,000 in fiscal 2012. The current year tax benefit was primarily due to the recognition of a previously unrecognized tax benefit that was recorded following the receipt of tax refunds from the Internal Revenue Service related to an uncertain tax position.

A full valuation allowance has been in place since June 30, 2009 on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income in the near future to utilize it.

Financial Condition

General

Total assets of the Corporation decreased $255.1 million, or 10.8%, from $2.37 billion at March 31, 2013 to $2.11 billion at December 31, 2013. This decrease was primarily attributable to lower balances in loans held for investment and lower cash and cash equivalent balances.

Investment Securities

Investment securities available-for-sale increased $11.1 million during the nine months ended December 31, 2013, or 4.2%, primarily due to purchases of $63.3 million net decrease in fair value adjustments of $10.2 million. This increase was partially offset by principal repayments and sales of $41.0 million and $23,000 of other-than-temporary impairment losses that were recognized in earnings. See Notes 1 and 4 to the Consolidated Financial Statements included in Item 8.

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

Loans Held for Investment

Loans held for investment decreased $140.9 million during the nine months ended December 31, 2013 from $1.75 billion at March 31, 2013 to $1.61 billion at December 31, 2013. The activity included principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $464.7 million and transfers to other real estate owned of $19.4 million, partially offset by originations and refinances. During the nine months ended December 31, 2013, the Corporation originated $323.9 million of loans for investment, as compared to $250.8 million and $215.3 million during fiscal years ended March 31, 2013 and 2012, respectively.

Loans Held for Sale

Residential mortgage loans originated for sale amounted to $228.7 million for the nine months ended December 31, 2013, as compared to $899.0 million and $961.9 million in fiscal years ended March 31, 2013 and fiscal 2012, respectively. At December 31, 2013, loans held for sale, which consisted solely of single-family residential mortgage loans, amounted to $3.1 million, as compared to $18.1 million at March 31, 2013. Loans held for sale were recorded at the lower of cost or fair value until March 31, 2013 and are now recorded at fair value.

Other Real Estate Owned

OREO, net decreased $20.9 million to $63.5 million at December 31, 2013 from $84.3 million at March 31, 2013 due to sales of $35.6 million and valuation adjustments of $4.9 million. These decreases were partially offset by transfers in from the loan portfolio of $19.4 million and capitalized improvements of $0.3 million.

Accrued Interest Receivable

Accrued interest receivable decreased $1.3 million to $8.2 million at December 31, 2013 from $9.6 million at March 31, 2013 commensurate with the decrease in yields on the securities and loan portfolios.

Deposits

Deposits decreased $149.7 million during the nine months ended December 31, 2013 to $1.88 billion, due largely to a $108.0 million decline in certificates of deposit. A significant portion of the decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers amounted to zero at December 31, 2013, as compared to $100,000 at March 31, 2013. The weighted average rate of certificate of deposits decreased to 0.57% at December 31, 2013 compared to 0.72% at March 31, 2013.

Borrowings

FHLB of Chicago advances decreased $187.5 million during the nine months ended December 31, 2013. At December 31, 2013, advances totaled $10.0 million and had a weighted average interest rate of 2.33% compared to advances of $197.5 million with a weighted average interest rate of 3.06% at March 31, 2013. Other borrowed funds as of December 31, 2013 consisted of retail repurchase agreements of $2.6 million. Other borrowed funds as of March 31, 2013 consist of short-term line of credit borrowings of $116.3 million and retail repurchase agreements of $3.4 million. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.

Accrued Interest and Fees Payable

Accrued interest and fees payable decreased $60.9 million to $415,000 at December 31, 2013 from $61.3 million at March 31, 2013. The decrease was mainly due to the payoff and settlement of the short-term line of credit borrowings as part of the recapitalization during the quarter ended September 30, 2013. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.

Other Liabilities

Other liabilities decreased $3.1 million during the nine months ended December 31, 2013 to $14.4 million at December 31, 2013 from $17.5 million at March 31, 2013 primarily due to a lower disbursement obligation on loans closed but not yet funded that are in a three-day rescission period during which borrowers have the option to rescind the loan transaction.

Stockholders’ Equity (Deficit)

Stockholders’ equity at December 31, 2013 was $202.2 million compared to a deficit of $59.9 million at March 31, 2013. Stockholders’ equity increased during the nine months ended December 31, 2013 primarily as a result of net income during the nine months ended December 31, 2013 of $111.6 million and net proceeds from the issuance of $160.7 million of common stock as part of the Plan or Reorganization. Accumulated other comprehensive income declined by $10.2 million during the nine months ended December 31, 2013. Other changes as a result of the consummation of the Plan of Reorganization included the write-off of preferred stock and treasury stock balances and an increase in paid-in-capital related to the issuance of new shares of common stock.

RISK MANAGEMENT

The Bank encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management process.

Risk Management Philosophy

The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize shareholder value. However, due to the general state of the economy and the elevated risk in the loan portfolio, the Bank’s risk profile does not currently meet our desired risk level. While improvements have occurred, the Bank continues to work toward reducing the overall risk level to a more desired risk profile.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. Management continues to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolio. Over time, the Bank intends to return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	December 31, 2013			March 31, 2013
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in thousands)
Residential	$14,404	21.0%	0.89%	$33,107	27.9%	1.88%
Commercial and industrial	1,509	2.2	0.09	2,915	2.4	0.17
Land and construction	24,729	36.1	1.52	31,787	26.8	1.80
Multi-family	3,658	5.4	0.22	20,652	17.4	1.17
Retail/office	14,365	21.0	0.89	17,523	14.8	1.00
Other commercial real estate	6,802	9.9	0.42	8,165	6.9	0.46
Education (2)	276	0.4	0.02	424	0.3	0.02
Other consumer	2,754	4.0	0.17	4,217	3.5	0.24

Total	$68,497	100.0%	4.22%	$118,790	100.0%	6.74%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans more than 90 days past due with an unpaid principal balance totaling $8,930 and $13,697 at December 31, 2013 and March 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the nine months ended December 31, 2013:

	Non- Performing Loans March 31, 2013	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non- Performing Loans December 31, 2013	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$33,107	$(1,309)	$(4,183)	$(5,462)	$(3,948)	$(3,801)	$14,404	$515,373	$13,059
Commercial and industrial	2,915	2,285	(115)	—	(838)	(2,738)	1,509	20,082	6,402
Land and construction	31,787	1,603	(143)	(1,845)	(4,012)	(2,661)	24,729	67,321	13,741
Multi-family	20,652	8,268	(18,653)	(1,901)	(4,137)	(571)	3,658	278,259	8,049
Retail/office	17,523	3,602	(349)	(2,401)	(3,418)	(592)	14,365	139,710	14,209
Other commercial real estate	8,165	12,777	(66)	(7,300)	(2,172)	(4,602)	6,802	167,511	6,066
Education	424	37	—	—	(185)	—	276	129,244	191
Other consumer	4,217	2,081	(1,531)	(288)	(461)	(1,264)	2,754	235,557	3,465

Total	$118,790	$29,344	$(25,040)	$(19,197)	$(19,171)	$(16,229)	$68,497	$1,553,057	$65,182

Non-performing loans decreased $50.2 million during the nine months ended December 31, 2013. The loan categories with the largest decline in non-performing loans were residential loans of $18.7 million, multi-family of $17.0 million and land and construction of $7.1 million.

The interest income that would have been recorded during the nine months ended December 31, 2013 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $4.1 million.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	December 31,	March 31,
	2013	2013
	(Dollars in thousands)
Non-accrual loans—excluding troubled debt restructurings	$39,151	$92,503
Troubled debt restructurings—non-accrual (1)	29,346	26,287
Other real estate owned (OREO)	63,460	84,342

Total non-performing assets	$131,957	$203,132

Non-performing loans to gross loans (2)	4.22%	6.74%
Non-performing assets to total assets	6.25	8.58
Allowance for loan losses to gross loans (2)	4.02	4.53
Allowance for loan losses to non-performing loans	95.16	67.19
Allowance for loan losses plus OREO valuation allowance to non-performing assets	72.77	57.02

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the nine months ended December 31, 2013:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at March 31, 2013	$118,790	$84,342	$203,132
Additions	29,344	—	29,344
Transfers:
Loans to OREO	(19,197)	19,352	155
Returned to accrual status	(25,040)	—	(25,040)
Sales	—	(35,604)	(35,604)
Loan charge-offs/OREO valuation adjustments, net	(16,229)	(4,937)	(21,166)
Capitalized improvements	—	307	307
Payments	(19,171)	—	(19,171)

Balance at December 31, 2013	$68,497	$63,460	$131,957

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $8,930 and $13,697 that are 90 days or more past due but still accruing interest at December 31, 2013 and March 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

			March 31,
	December 31, 2013		2013		2012		2011		2010
		% of Total		% of Total		% of Total		% of Total		% of Total
Days Past Due	Balance	Gross Loans	Balance	Gross Loans	Balance	Gross Loans	Balance	Gross Loans	Balance	Gross Loans
	(Dollars in thousands)
30 to 59 days	$11,885	0.73%	$14,294	0.81%	$18,332	0.84%	$46,244	1.72%	$53,105	1.54%
60 to 89 days	4,280	0.26	10,109	0.57	12,230	0.56	30,479	1.14	53,864	1.56
90 days and over	49,017	3.02	92,209	5.23	190,663	8.71	238,256	8.88	217,393	6.31

Total	$65,182	4.02%	$116,612	6.61%	$221,225	10.11%	$314,979	11.74%	$324,362	9.42%

Loans delinquent 30 to 89 days decreased $8.2 million to $16.2 million at December 31, 2013 from $24.4 million at March 31, 2013 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At December 31, 2013, the Corporation identified $101.6 million of loans as impaired, which includes $33.1 million of performing troubled debt restructurings (“TDR”). At March 31, 2013, impaired loans were $160.4 million, which included $41.6 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

The following is additional information regarding impaired loans.

	December 31, 2013	March 31, 2013
	(In thousands)
Carrying amount of impaired loans	$78,471	$131,263
Average carrying amount of impaired loans	77,734	189,919
Loans and troubled debt restructurings on non-accrual status	68,497	118,790
Troubled debt restructurings—accrual	33,087	41,565
Troubled debt restructurings—non-accrual (1)	29,346	26,287
Loans past due ninety days or more and still accruing (2)	8,930	13,697

(1)	Troubled debt restructurings—non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were more than 90 days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $2.4 million and $5.5 million for the nine months ended December 31, 2013 and 2012, respectively, and $5.7 million and $7.2 million for the fiscal years ended March 31, 2013 and 2012, respectively.

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate ALLL. The ALLL is established through a provision for loan losses charged to expense. Loans are charged-off against the ALLL when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The balance in the ALLL is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed above under “- Critical Accounting Estimates and Judgments” in this Item 7.

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

Quantitative factors include:

•	loan volume and terms;

•	delinquency and charge-off trends;

•	collateral values;

•	credit concentrations;

•	external factors such as competition and legal and regulatory requirements; and

•	portfolio size.

Qualitative factors include:

•	lending policies, procedures and practices;

•	national and local economic conditions;

•	experience, ability and depth of lending management and other relevant staff; and

•	loan review system.

Any changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal eight quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the quantitative factor related to the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ ALLL , and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period, and increased the loss period to an eight quarter look-back in quarters beginning with the quarter ended September 30, 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the ALLL at September 30, 2013 after implementing the above modifications was a reduction of the required reserve of $2.0 million as compared to the previous methodology. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio.

The following table presents the ALLL by component:

	December 31,	March 31,
	2013	2013
	(In thousands)
General reserve:
General component	$35,844	$38,641
Substandard loan component	6,225	12,082
Specific reserve	23,113	29,092

Total allowance for loan losses	$65,182	$79,815

The following table presents the unpaid principal balance of loans by risk category:

	December 31,	March 31,
	2013	2013
	(In thousands)
Pass	$1,460,457	$1,497,361
Special mention	24,203	33,363

Total pass and special mention rated loans	1,484,660	1,530,724
Substandard rated loans, excluding TDR accrual (1)	35,310	72,117
Troubled debt restructurings—accrual	33,087	41,565
Non-accrual	68,497	118,790

Total impaired loans	101,584	160,355

Total unpaid principal balance	$1,621,554	$1,763,196

(1)	Includes residential and consumer loans identified as substandard, that are not necessarily on non-accrual.

The following table presents credit risk metrics related to the ALLL:

	December 31,	March 31,
	2013	2013
	(Dollars in thousands)
General ALLL / pass and special mention loans	2.4%	2.5%
Substandard ALLL / substandard loans (excluding TDR accrual)	17.6%	16.8%
Specific ALLL / impaired loans	22.8%	18.1%
Loans 30 to 89 days past due	$16,165	$24,403

The ratio of the general ALLL to pass and special mention rated loans has declined to 2.4% at December 31, 2013 from 2.5% at March 31, 2013 reflecting comparable charge-offs year-over-year. The ratios associated with substandard and impaired loans have both increased from March 31, 2013 to December 31, 2013 reflecting management’s current estimate of loss due to current market values of collateral and anticipated cash flow from borrower operations.

The following table summarizes the activity in the ALLL for the periods indicated.

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012	2011	2010
	(Dollars in thousands)
Allowance at beginning of year	$79,815	$111,215	$111,215	$150,122	$179,644	$137,165
Charge-offs:
Single-family residential	(4,419)	(4,795)	(6,659)	(6,625)	(17,563)	(5,505)
Multi-family residential	(2,972)	(2,472)	(2,656)	(4,247)	(14,497)	(12,729)
Commercial real estate	(6,678)	(12,983)	(13,390)	(32,009)	(21,986)	(32,580)
Construction and land	(3,450)	(17,497)	(18,219)	(21,429)	(12,554)	(44,107)
Consumer	(1,903)	(2,533)	(4,946)	(3,259)	(3,302)	(4,322)
Commercial business	(864)	(2,759)	(3,483)	(14,993)	(18,984)	(23,040)

Total charge-offs	(20,286)	(43,039)	(49,353)	(82,562)	(88,886)	(122,283)
Recoveries:
Single-family residential	729	1,725	1,743	1,711	1,522	580
Multi-family residential	190	293	327	1,425	653	—
Commercial real estate	2,274	2,800	3,686	2,670	2,331	632
Construction and land	1,062	2,267	2,787	1,429	1,166	119
Consumer	330	116	219	693	299	46
Commercial business	793	1,326	1,458	1,840	3,068	1,459

Total recoveries	5,378	8,527	10,220	9,768	9,039	2,836
Net charge-offs	(14,908)	(34,512)	(39,133)	(72,794)	(79,847)	(119,447)

Provision for loan losses	275	7,058	7,733	33,887	50,325	161,926

Allowance at end of year	$65,182	$83,761	$79,815	$111,215	$150,122	$179,644

Net charge-offs to average loans held for sale and for investment (1)	(1.18)%	(2.25)%	(1.97)%	(3.14)%	(2.76)%	(3.30)%

(1)	Nine month periods are annualized.

Total charge-offs and recoveries of $20.3 million and $5.4 million, respectively, for the nine months ended December 31, 2013 declined $22.8 million and $3.1 million, respectively, from the nine months ended December 31, 2012. Total charge-offs of $49.4 million for the fiscal year ended March 31, 2013 declined $33.2 million from the fiscal year ended March 31, 2012 while recoveries increased $452,000 over the same period.

The provision for loan losses decreased $6.8 million to $275,000 for the nine months ended December 31, 2013 compared to $7.1 million for the same period in the prior year. The improvement was largely due to a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010. Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-accrual loans to total loans to 4.22% at December 31, 2013 from 6.74% at March 31, 2013 to be a factor that warranted the decrease in provision for loan losses.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported monthly to the Bank’s Board of Directors. Although management believes that the December 31, 2013 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

The following table presents the allocation of the ALLL in the loan categories previously presented.

			As of March 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	As of	Type to		Type to		Type to		Type to		Type to
	December 31,	Total		Total		Total		Total		Total
	2013	Loans	2013	Loans	2012	Loans	2011	Loans	2010	Loans
	(Dollars in thousands)
Single-family residential	$13,059	32.7%	$14,525	31.1%	$13,027	26.0%	$20,487	24.3%	$20,960	22.3%
Multi-family residential	8,049	17.4	10,753	16.3	15,714	19.4	22,358	18.6	26,471	17.9
Commercial real estate	20,274	20.2	26,330	21.1	37,629	21.8	61,837	24.1	75,379	24.5
Land and construction	13,742	5.7	17,498	6.3	31,810	7.9	22,251	8.4	23,908	9.9
Consumer	3,656	22.7	3,637	23.5	2,467	23.3	3,649	21.0	2,650	20.6
Commercial business	6,402	1.3	7,072	1.7	10,568	1.6	19,540	3.6	30,276	4.8

Total allowance for loan losses	$65,182	100.0%	$79,815	100.0%	$111,215	100.0%	$150,122	100.0%	$179,644	100.0%

The following table presents the associated ALLL as a percent of the total in the loan categories previously reported:

	As of
	December 31,	As of March 31,
	2013	2013	2012	2011	2010
Single-family residential	20.0%	18.2%	11.7%	13.6%	11.7%
Multi-family residential	12.4	13.5	14.1	14.9	14.7
Commercial real estate	31.1	33.0	33.8	41.2	42.0
Land and construction	21.1	21.9	28.6	14.8	13.3
Consumer	9.8	4.6	2.2	2.4	1.5
Commercial business	5.6	8.8	9.5	13.0	16.9

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Other Real Estate Owned

OREO, net decreased $20.9 million during the nine months ended December 31, 2013. Individual properties included in OREO at December 31, 2013 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
	(In thousands)
Raw Land	Northeast Wisconsin	$3,187
Commercial Building	Northwest Wisconsin	2,355
Commercial Building	Northwest Wisconsin	1,441
Commercial Building	South Central Wisconsin	3,825
Raw Land	South Central Wisconsin	2,231
Commercial Building	South Central Wisconsin	1,925
Raw Land	South Central Wisconsin	1,352
Raw Land	South Central Wisconsin	1,238
Condo Lot	South Central Wisconsin	1,161
Commercial Building	South Central Wisconsin	1,123
Raw Land	South Central Wisconsin	1,105
Commercial Lot	South Central Wisconsin	1,071
Commercial Building	Southeast Wisconsin	3,824
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	2,054
Commercial Building	Southeast Wisconsin	1,266
Raw Land	Southeast Wisconsin	1,162
Other properties individually less than $1 million		29,460

		$63,460

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the ALLL. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the carrying values of OREO properties are reviewed and appropriate adjustments made based upon updated appraisals, broker opinions or signed sales contracts. For appraisals received over one year ago, management considers broker and market analysis to update the estimated fair value. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if the Corporation were unable to meet its funding requirements at a reasonable cost. The Corporation manages liquidity risk at the bank and holding company to help ensure that it can obtain cost-effective funding to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that originates from retail and corporate banking businesses. Other borrowed funds are available from a diverse mix of short- and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain an adequate liquidity position.

Liquidity

Operating Activities

Net cash provided by operations of $6.7 million for the nine months ended December 31, 2013 decreased $25.8 million when compared to the same period in 2012 primarily due to lower gains on the sale of residential first mortgage loans and OREO.

Net cash provided by operations of $40.2 million for the fiscal year ended March 31, 2013 increased $32.9 million as compared to the prior year primarily the result of higher gains on the sale of loans and a lower provision for loan losses.

Investing Activities

Net cash from investing activities decreased $150.4 million for the nine months ended December 31, 2013 as compared to the same period in 2012 primarily due to a decline in the origination of mortgage loans held for investment.

Net cash from investing activities decreased $402.0 million for the fiscal year ended March 31, 2013 as compared to the prior year primarily due to a decline of originations of loans held for investment and the sale of investment securities in the fiscal year ended March 31, 2012.

Financing Activities

Net cash used for financing activities decreased $142.7 million for the nine months ended December 31, 2013 as compared to the same period in 2012 primarily due to an increase in the net repayment of borrowings, proceeds from the issuance of common stock, and a decline in deposit balances during the period.

Net cash used for financing activities decreased $218.7 million for the fiscal year ended March 31, 2013 as compared to the same period in prior year primarily due to the $196.8 million decline in deposit balances during the period which were partially due to run-off.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the C&D Orders with the OTS (now administered by the OCC), the Bank is currently prohibited from paying dividends to the Corporation. The Corporation currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiaries. A significant amount of our consolidated operating expenses are incurred and paid directly by the Corporation’s subsidiaries.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and corporate banking businesses and wholesale funding sources (FHLB of Chicago advances, other borrowings and broker/internet CDs). The Bank is currently prohibited from obtaining new brokered deposits due to its “less than well capitalized” status under the C&D Orders. As of December 31, 2013, the Corporation had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of December 31, 2013 was $238.8 million, subject to collateral availability. Total credit capacity based on the value of the existing collateral pledged was $521.6 million as of December 31, 2013.

Capital Purchase Program

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program (the “CPP”), the Corporation issued and sold to the Treasury 110,000 shares of the TARP Preferred Stock. In addition, the Corporation issued the TARP Warrant On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation (i) exchanged the TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 shares as a result of the reverse stock split) and (ii) cancelled the TARP Warrant in its entirety.

Loan Commitments

At December 31, 2013, the Bank had outstanding commitments to originate loans of $26.1 million, unused commitments of $657,000 and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $204.1 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2013 amounted to $380.9 million. Scheduled maturities of borrowings during the same period totaled $2.6 million for the Bank. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “- Credit Agreement” section below.

Investment Securities

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security may reprice within a given time period and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, credit losses may be experienced, which are recognized in earnings as net impairment losses.

MPF Program

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at December 31, 2013 related to approximately $214.5 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $659.4 million and $717.0 million at December 31, 2013 and March 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities with a fair value of $122.2 million and $152.1 million at December 31, 2013 and March 31, 2013, respectively. At December 31, 2013, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

On September 19, 2013, FHLB of Chicago advances totaling $176.0 million were prepaid. The prepaid advances were fixed rate, due to mature in January 2018, with a then-current weighted average rate of 3.18%. The prepayment triggered an early termination penalty of $16.1 million, which was recorded in non-interest expense. On December 21, 2012, FHLB of Chicago advances totaling $150.0 million were prepaid. The prepaid advances were floating rate, due to mature in January 2015, with a then-current weighted average rate of 1.41%. The prepayment triggered an early termination penalty of $3.5 million which was recorded in non-interest expense.

Credit Agreement

As of March 31, 2013, the Corporation had drawn a total of $116.3 million pursuant to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (as amended from time to time, the “Credit Agreement”) at a weighted average interest rate of 15.0%, on a short term line of credit to various lenders led by the Agent. On September 27, 2013, pursuant to the Plan of Reorganization, the Corporation satisfied all of its obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result, the Company recorded $134.5 million extinguishment of debt as non-interest income in the consolidated statement of operations.

Other

The Bank has entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2013, the Bank had no brokered deposits. The C&D Orders prohibit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

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

The C&D Orders also required that by no later than December 31, 2009, the Bank meet and maintain both a tier 1 leverage (core) ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices.

At December 31, 2013, the Bank had a tier 1 leverage (core) ratio of 9.60% and a total risk-based capital ratio of 17.07%, each meeting the required capital ratios set forth above. As a result of the Plan of Reorganization and the recapitalization of the Bank, the Bank is in compliance with the tier 1 (core) leverage and total risk-based capital ratios required by the C&D Orders. All customer deposits remain fully insured to the highest limits set by the FDIC.

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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by its federal regulators to be considered well capitalized at December 31, 2013 and March 31, 2013 under standard PCA guidelines:

			Minimum Required
			To be Adequately		To be Well		Under Order to
	Actual		Capitalized		Capitalized		Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%	$168,340	8.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00	N/A	N/A
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00	153,678	12.00
March 31, 2013
Tier 1 leverage (1)	$107,272	4.53%	$94,775	4.00%	$118,469	5.00%	$189,551	8.00%
Tier 1 risk-based capital (2)	107,272	7.71	55,655	4.00	83,483	6.00	N/A	N/A
Total risk-based capital (3)	125,459	9.02	111,311	8.00	139,139	10.00	166,966	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
	(In thousands)
Stockholders’ equity of the Bank	$196,469	$112,796
Less: Disallowed servicing assets	(1,096)	(1,945)
Accumulated other comprehensive income (loss)	6,622	(3,579)

Tier 1 capital	201,995	107,272
Plus: Allowable allowance for loan losses	16,673	18,187

Total risk-based capital	$218,668	$125,459

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its non-bank subsidiary. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred or common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred or common shareholders will be negatively impacted. As a result of regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of excess liquidity at the Bank. At December 31, 2013, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $5.2 million.

Contractual Obligations and Commitments

At December 31, 2013, on a consolidated basis, the Corporation had outstanding commitments to originate $26.1 million of loans, unused commitments of $657,000 and commitments to extend credit to or on behalf of customers pursuant to lines and letters of credit of $204.1 million. See Note 15 to the Consolidated Financial Statements included in Item 8. Commitments to extend credit typically have a term of less than one year. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at December 31, 2013:

	Payment Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
FHLB advances	$—	$—	$10,000	$—	$10,000
Repurchase agreements	2,636	—	—	—	2,636

Total other borrowed funds	2,636	—	10,000	—	12,636
Certficates of deposit	380,889	120,986	49,094	—	550,969
Other deposits	1,324,324	—	—	—	1,324,324
Lease obligations	1,484	2,624	2,147	5,561	11,816

Total contractual obligations	$1,709,333	$123,610	$61,241	$5,561	$1,899,745

As of December 31, 2013, balances on our contractual principal cash obligations and other commitments were significantly lower as a result of the satisfaction of all obligations under the Credit Agreement in full, the prepayment of $176.0 million FHLB of Chicago borrowings and declines in certificates of deposits to $551.0 million as higher cost deposits either matured or renewed at lower rates.

Orders to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of the C&D Orders. Since July 21, 2011, the C&D Orders have been now administered by the OCC with respect to the Bank and the Federal Reserve with respect to the Corporation.

The C&D Orders requires that the Corporation notify, and in certain cases receive the permission of, the OCC prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. Further, the Corporation’s board was required to develop and submit the Variance Analysis Report. Within thirty days following the end of each quarter, the Corporation is required to provide the OCC its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of December 31, 2013.

The C&D Orders requires that the Bank notify, or in certain cases receive the permission of, the OCC prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business.

The C&D Orders also required that no later than December 31, 2009, the Bank was to meet and maintain both a core capital ratio equal to or greater than eight percent and a total risk-based capital ratio equal to or greater than twelve percent. The Bank also submitted, to the OTS, within the prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The C&D Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

On August 31, 2010, the OTS approved the Capital Restoration Plan submitted by the Bank, although the approval included a PCA Directive. The only new requirement of the PCA Directive is that the Bank shall obtain prior written approval from the Regional Director before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of other real estate owned due to foreclosure (“OREO”) where the contract does not exceed $3.5 million and the sales price of the OREO does not fall below 85% of the net carrying value of the OREO.

At December 31, 2013 and March 31, 2013, the Bank had a tier 1 leverage (core) capital ratio of 9.60% and 4.53%, respectively, and a total risk-based capital ratio of 17.07% and 9.02%, respectively. At December 31, 2013 the Bank was in compliance with the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC.

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

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of December 31, 2013 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from these instruments. The Corporation’s exposure to interest rate risk is managed primarily through the strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Corporation’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Corporation operates. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which include FHLB of Chicago advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Corporation’s exposure to interest rate risk. The rates, terms, and interest rate indices of the interest-earning assets result primarily from the Corporation’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Corporation to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at December 31, 2013 and March 31, 2013, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
December 31, 2013	3.5%	11.4%
March 31, 2013	12.0%	5.7%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at December 31, 2013, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 3.5%. The net interest income sensitivity for March 31, 2013 has been restated to reflect a change in methodology that has been implemented to segregate nonaccrual loans in the model. The reduced interest rate sensitivity reflects the impact of the prepayment of $176.0 million of long term fixed rate FHLB of Chicago advances. Overall net interest income sensitivity remains within the Corporation’s and recommended regulatory guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for December 31, 2013 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of December 31, 2013, the projected changes for the market value of equity were within the Corporation’s policy limits.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR

BANCORP WISCONSIN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Corporation) as of December 31, 2013 and March 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the nine months ended December 31, 2013 and for each of the two years in the period ended March 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2013 and March 31, 2013, and the results of their operations and their cash flows for the nine months ended December 31, 2013 and for each of the two years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated March 20, 2014 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ McGladrey LLP

Madison, Wisconsin
March 20, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries’ (the Corporation’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion the Corporation maintained in all material respects effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anchor BanCorp Wisconsin Inc. as of December 31, 2013 and March 31, 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the nine months ended December 31, 2013 and for each of the two years in the period ended March 31, 2013. and our report dated March 20, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Madison, Wisconsin
March 20, 2014

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

			December 31, 2013	March 31, 2013
			(In thousands, except share data)
Assets
Cash and due from banks			$44,139	$30,237
Interest-earning deposits			99,257	198,299

Cash and cash equivalents			143,396	228,536
Investment securities available for sale			277,872	266,787
Loans held for sale			3,085	18,058
Loans held for investment			1,609,506	1,750,358
Less: Allowance for loan losses			(65,182)	(79,815)

Loans held for investment, net			1,544,324	1,670,543
Other real estate owned, net			63,460	84,342
Premises and equipment, net			24,800	24,469
Federal Home Loan Bank stock—at cost			11,940	25,630
Mortgage servicing rights, net			22,294	21,824
Accrued interest receivable			8,216	9,563
Other assets			13,087	17,831

Total assets			$2,112,474	$2,367,583

Liabilities and Stockholders’ Equity (Deficit)
Deposits
Non-interest bearing			$259,926	$267,732
Interest bearing			1,615,367	1,757,293

Total deposits			1,875,293	2,025,025
Other borrowed funds			12,877	317,225
Accrued interest and fees payable			415	61,290
Accrued taxes, insurance and employee related expenses			7,302	6,389
Other liabilities			14,389	17,518

Total liabilities			1,910,276	2,427,447

Commitments and contingent liabilities (Note 15)

	December 31, 2013	March 31, 2013
Preferred stock:
Par value	$0.01	$0.10
Authorized	100,000	5,000,000
Issued	—	110,000	—	103,833
Dividends in arrears	N/A	$25,345
Common stock:
Par value	$0.01	$0.10
Authorized	11,900,000	100,000,000
Issued	9,050,000	25,363,339	91	2,536
Additional paid-in capital			188,370	110,034
Retained earnings (deficit)			20,359	(189,097)
Accumulated other comprehensive income (loss) related to AFS securities			(6,378)	3,918
Accumulated other comprehensive loss related to OTTI securities—non-credit factors			(244)	(339)

Total accumulated other comprehensive income (loss)			(6,622)	3,579
Treasury stock (4,116,114 shares at March 31, 2013), at cost			—	(89,848)
Deferred compensation obligation			—	(901)

Total stockholders’ equity (deficit)			202,198	(59,864)

Total liabilities and stockholders’ equity (deficit)			$2,112,474	$2,367,583

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands, except per share data)
Interest income
Loans	$57,702	$72,147	$93,335	$116,929
Investment securities and Federal Home Loan Bank stock	4,179	4,478	5,912	9,738
Interest-earning deposits	342	541	635	586

Total interest income	62,223	77,166	99,882	127,253
Interest expense
Deposits	4,108	8,614	10,324	24,962
Other borrowed funds	10,009	20,889	27,075	30,367

Total interest expense	14,117	29,503	37,399	55,329

Net interest income	48,106	47,663	62,483	71,924
Provision for loan losses	275	7,058	7,733	33,887

Net interest income after provision for loan losses	47,831	40,605	54,750	38,037
Non-interest income
Net impairment losses recognized in earnings	(23)	(325)	(408)	(568)
Loan servicing income (loss), net of amortization	1,382	(1,947)	(1,892)	(789)
Service charges on deposits	7,751	8,066	10,435	10,589
Investment and insurance commissions	2,965	2,942	3,894	3,808
Net gain on sale of loans	5,086	20,165	23,195	17,680
Net gain (loss) on sale and call of investment securities	292	(47)	(247)	6,579
Net gain on sale of OREO	3,260	5,539	6,876	6,118
Extinguishment of debt	134,514	—	—	—
Other income	4,306	4,005	4,048	5,844

Total non-interest income	159,533	38,398	45,901	49,261

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$32,426	$30,594	$40,736	$41,262
Occupancy	6,517	5,822	8,133	7,946
Furniture and equipment	2,510	3,801	4,563	5,665
Federal deposit insurance premiums	3,386	4,567	5,921	7,189
Data processing	4,300	4,361	6,223	6,259
Communications	1,517	1,428	1,840	2,081
Marketing	2,099	839	1,345	1,466
OREO expense, net	9,797	25,312	37,571	28,684
Investor loss reimbursement	687	1,720	4,530	157
Mortgage servicing rights impairment (recovery)	(1,664)	1,787	(403)	2,410
Provision for unfunded commitments	2,708	967	1,392	(309)
Legal services	2,773	4,156	5,256	5,024
Other professional fees	1,699	1,687	2,346	3,669
Insurance	2,497	1,238	1,656	1,478
Debt prepayment penalty	16,149	3,549	3,549	—
Reorganization costs	1,929	—	—	—
Other expense	6,402	7,508	10,346	11,045

Total non-interest expense	95,732	99,336	135,004	124,026

Income (loss) before income taxes	111,632	(20,333)	(34,353)	(36,728)
Income tax expense (benefit)	9	(181)	(181)	10

Net income (loss)	111,623	(20,152)	(34,172)	(36,738)
Preferred stock dividends in arrears	(2,538)	(4,898)	(6,560)	(6,278)
Preferred stock discount accretion	(6,167)	(5,569)	(7,412)	(7,413)
Retirement of preferred shares	104,000	—	—	—

Net income (loss) available to common equity	$206,918	$(30,619)	$(48,144)	$(50,429)

Net income (loss)	$111,623	$(20,152)	$(34,172)	$(36,738)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for realized net (gains) losses recognized in Statement of Operations—Net gain (loss) on sale and call of investment securities	(292)	47	247	(6,579)
Reclassification adjustments recognized in Statement of Operations—Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(201)	(220)	(310)	194
Credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	(4)	(4)	—
Realized credit losses	224	549	722	364
Change in net unrealized gains (losses) on available-for-sale securities	(9,932)	2,297	2,792	26,105

Total other comprehensive income (loss)	(10,201)	2,669	3,447	20,084

Comprehensive income (loss)	$101,422	$(17,483)	$(30,725)	$(16,654)

Income (loss) per common share:
Basic	$12.18	$(1.44)	$(2.27)	$(2.37)
Diluted	12.18	(1.44)	(2.27)	(2.37)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)
Balance at March 31, 2011	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)
Net loss	—	—	—	(36,738)	—	—	—	(36,738)
Other comprehensive income, net of tax	—	—	—	—	—	—	20,084	20,084
Vesting of restricted stock	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	(1,111)	—	—	1,111	—	—
Accretion of preferred stock discount	7,413	—	—	(7,413)	—	—	—	—

Balance at March 31, 2012	96,421	2,536	110,402	(147,513)	(90,259)	(1,269)	132	(29,550)

Net loss	—	—	—	(34,172)	—	—	—	(34,172)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,447	3,447
Vesting of restricted stock	—	—	—	—	411		—	411
Change in stock-based deferred compensation obligation	—	—	(368)	—	—	368	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2013	103,833	2,536	110,034	(189,097)	(89,848)	(901)	3,579	(59,864)

Net income	—	—	—	111,623	—	—	—	111,623
Other comprehensive income, net of tax	—	—	—	—	—	—	(10,201)	(10,201)
Recapitalization transaction fees	—	—	(14,360)	—	—	—	—	(14,360)
Cancellation of common stock	—	(2,536)	(88,213)	—	89,848	901	—	—
Issuance of common stock	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	(110,000)	3	5,997	104,000	—	—	—	—
Accretion of preferred stock discount	6,167	—	—	(6,167)	—	—	—	—

Balance at December 31, 2013	$—	$91	$188,370	$20,359	$—	$—	$(6,622)	$202,198

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Operating Activities
Net income (loss)	$111,623	$(20,152)	$(34,172)	$(36,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	1,290	720	1,013	1,083
Net (gain) loss on sale of investment securities	(292)	47	247	(6,579)
Net impairment losses on investment securities	27	325	408	568
Origination of loans held for sale	(228,748)	(752,829)	(898,960)	(961,947)
Proceeds from sale of loans held for sale	248,807	780,843	943,429	947,833
Net gain on sale of loans	(5,086)	(20,165)	(23,195)	(17,680)
Provision for loan losses	275	7,058	7,733	33,887
OREO valuation adjustments, net	4,937	17,498	26,733	15,338
Provision for unfunded loan commitments	2,708	967	1,392	(309)
Loss provision on deposit method OREO property	—	3,301	3,301	—
Gain on sale of OREO	(3,260)	(5,539)	(6,876)	(6,118)
Depreciation and amortization	1,871	2,476	3,079	3,494
Loss on disposal of premises and equipment, net	3	572	651	677
Mortgage servicing rights impairment (recovery)	(1,664)	1,787	(403)	2,410
Impairment of real estate held for development and sale	212	535	535	87
Stock-based compensation expense	—	55	55	256
Extinguishment of debt	(134,514)	—	—	—
Decrease in accrued interest receivable	1,347	1,751	2,512	4,278
(Increase) decrease in other assets	5,726	3,699	5,129	(1,749)
Increase in accrued interest and fees payable	6,339	13,494	17,963	15,001
Increase (decrease) in accrued taxes, insurance and employee related expenses	913	1,120	4	(224)
Increase (decrease) in other liabilities	(5,837)	(5,136)	(10,412)	13,668

Net cash provided by operating activities	6,677	32,427	40,166	7,236
Investing Activities
Proceeds from sale of investment securities	356	5,842	12,262	338,224
Purchase of investment securities	(63,293)	(56,333)	(81,202)	(71,441)
Principal collected on investment securities	40,626	32,900	46,251	39,226
Decrease in loans held for investment	106,592	249,200	302,907	352,039
Purchases of premises and equipment	(2,205)	(321)	(434)	(1,590)
Proceeds from sale of OREO	38,864	43,276	54,498	70,481
Capitalized improvements of OREO	(307)	—	(300)	—
Proceeds from sale of real estate held for development and sale	—	—	—	173
FHLB stock redemption	13,690	10,162	10,162	19,037

Net cash provided by investing activities	134,323	284,726	344,144	746,149

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Financing Activities
Decrease in deposits	$(129,750)	$(188,153)	$(238,321)	$(435,140)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(19,982)	(21,699)	(1,555)	622
Proceeds from borrowed funds	718,989	63,670	92,694	1,656,057
Repayment of borrowed funds	(956,037)	(222,671)	(251,572)	(1,838,959)
Issuance of common stock	175,000	—	—	—
Recapitalization transaction fees	(14,360)	—	—	—

Net cash used in financing activities	(226,140)	(368,853)	(398,754)	(617,420)

Net increase (decrease) in cash and cash equivalents	(85,140)	(51,700)	(14,444)	135,965
Cash and cash equivalents at beginning of period	228,536	242,980	242,980	107,015

Cash and cash equivalents at end of period	$143,396	$191,280	$228,536	$242,980

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$7,778	$17,294	$21,097	$40,328
Income tax payments (receipts)	17	10	(1,735)	10
Non-cash transactions:
Transfer of loans to OREO	19,352	62,007	75,169	76,742
Transfer of premises and equipment to OREO	—	558	558	1,093
Transfer of OREO to premises and equipment	—	2,870	2,870	—

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

Change in Fiscal Year End

On December 18, 2013, the Board approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of our previous fiscal years mean the fiscal years ended on March 31. This transition report on Form 10-K/T covers the transition period beginning on April 1, 2013 through December 31, 2013, and annual reports on Form 10-K covering fiscal years ending December 31 will be filed thereafter. As a result of the change in fiscal year end, the consolidated financial statements include the Company’s financial results for the nine month transition period from April 1, 2013 to December 31, 2013 (the “transition period”). The comparative nine month information provided for the period ended December 31, 2012 is unaudited as it represented an interim period during the fiscal year ended March 31, 2013.

Basis of Financial Statement Presentation. The consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and Investment Directions, Inc. The Bank has one subsidiary at December 31, 2013; ADPC Corporation. Significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the unaudited interim consolidated financial statements have been included.

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

The Corporation has three distinct operating segments; the Bank, IDI and the holding company and produces discreet financial information for each which is available to management. However, operating revenues and related assets of IDI and the holding company fall below the required reporting thresholds and therefore are not disclosed in the consolidated financial statements.

We have evaluated all subsequent events through the date of this filing.

Cash and Cash Equivalents. The Corporation considers interest-earning deposits that have an original maturity of three months or less to be cash equivalents.

Investment Securities Available For Sale. Debt securities that the Corporation has the intent and ability to hold to maturity may be classified as held to maturity and are stated at amortized cost as adjusted for premium amortization and discount accretion. Securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with unrealized gains and losses, reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Securities would be classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as held to maturity or trading during the nine months ended December 31, 2013 or the fiscal year ended March 31, 2013.

As of December 31, 2013, discounts and premiums on investment securities are accreted and amortized into interest income using a level yield method. Previously the company utilized a method that approximated the effective yield method over the estimated remaining life of the assets. The change in method was adopted because it is more commonly used and more accurately reflects the behavior pattern of the security. The change was applied prospectively beginning December 1, 2013. The difference between the two methods for the month of December, 2013 was approximately a $15,500 increase in amortization which was immaterial (less than .1%) to the results of operations for the Company.

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

Loans Held for Sale. Loans held for sale generally consist of the current origination of certain fixed- and adjustable-rate mortgage loans. Effective for loans originated on or after April 1, 2013, residential mortgage loans held for sale are carried at fair value and upfront costs and fees related to these loans are recognized in earnings as incurred. Prior to April 1, 2013, loans held for sale were recorded at the lower of cost or fair value with fees received from the borrower and direct costs to originate the loan deferred and included as a basis adjustment of the loan. Residential mortgage loans held for sale will continue to be reported at the lower of cost or fair value for previous periods.

Loans Held for Investment. Loans held for investment are stated at the amount of the unpaid principal, reduced by undisbursed loan proceeds, unearned net loan fees and an allowance for loan losses. Interest on loans is accrued into income on the unpaid principal balances as earned. Loans are placed on non-accrual status when they become 90 days past due or, when in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Past due status is based on contractual terms of the loan. Factors that management considers when assessing the collectability of principal and interest include early stage delinquencies and financial difficulties of the borrower. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are generally credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. In cases in which the net carrying value of the loan is deemed to be fully collectible, payments received may be recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Commercial and Industrial Loans

Commercial and industrial loans are funded for commercial and business purposes, including issuing letters of credit. The commercial business loan portfolio is comprised of loans for a variety of purposes which are generally secured by equipment, machinery, other occupied real estate and other business assets. Commercial business loans typically have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial and industrial loans are charged off when information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

Commercial Real Estate Loans

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of two to seven years. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial real estate loans are charged off when available information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

Consumer Loans

Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include second mortgage and home equity loans, education loans, vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Loans in this category are placed on non-accrual status when they become 90 days past due and remain on non-accrual status until sufficient payments are received to bring the loan to current status. Consumer loans are charged off when a recent valuation shows no surplus for the Corporation, upon repossession or sale of the collateral and deficiency is realized, or upon reaching 120 days past due if unsecured or 180 days past due if secured.

Loan Fees and Discounts. Certain loan origination, commitment and other loan fees and associated direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. These amounts, as well as discounts on purchased loans, are amortized using a method that approximates level yield, adjusted for prepayments, over the life of the related loans.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded in the statement of operations based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgments of collectability using information available to them at the time of their examination.

The allowance for loan losses consists of general and specific components. In determining the general allowance, the Corporation has defined the following segments within its loan portfolio: residential, commercial and industrial, commercial real estate and consumer. The Corporation has disaggregated those segments into the following classes based on risk characteristics: residential, commercial and industrial, land and construction, multi-family, retail/office and other commercial real estate within the commercial real estate segment and education and other consumer within the consumer segment. This additional detail allows management to better identify trends in borrower behavior and loss severity. A historical loss factor is computed for each class of loan and used as the major determinate of the general allowance for loan losses. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Management reviews each class’ historical losses by quarter for any trends that indicate the most representative look back period. The Corporation currently uses a eight quarter historical loss look-back period.

For the quarter ended June 30, 2013, the Bank modified its general allowance methodology to increase the historical loss period from a six to seven quarter historical look-back period and increased to an eight quarter look-back beginning in the quarter ended September, 2013. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the ALLL at September 30, 2013 after implementing the above modifications was a reduction of the required reserve of $2.0 million as compared to the previous methodology. In addition, as the Bank begins to increase its new loan originations, a new loan risk factor was added to capture the unique risk factor adjustments needed for loans originated after September 2012, reflecting a different risk level as compared to the existing legacy portfolio.

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

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (FHLB) system which is organized as a member owned cooperative. As a result of membership in the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The stock is redeemable at par and is, therefore, carried at cost and periodically evaluated for impairment. Ownership in the FHLB provides a potential dividend and allows access to member privileges including loans, advances, letters of credit and mortgage purchases. The stock is not transferable and cannot be used as collateral. The Bank has concluded that its investment in the stock of FHLB was not impaired at December 31, 2013.

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

Deferred Stock Issuance Cost. Stock issuance costs include incremental direct costs incurred with third parties that are directly attributable to equity financing transactions. Those costs include legal and accounting fees and underwriters’ fees and expenses. Since certain of those costs are incurred in advance of receiving the proceeds from a planned equity financing transaction, they are deferred pending completion of the offering at which point the deferred costs are netted against stock issuance proceeds and recorded in equity.

As further discussed in Note 2 – Significant Transactions, Significant Risks and Uncertainties, in connection with obtaining capital from an outside source, the Corporation filed for Chapter 11 in the Bankruptcy Court to implement a Plan of Reorganization in order to facilitate the restructuring of the Company and the recapitalization of the Bank. During the period of bankruptcy, $1.9 million of expenses, primarily comprised of professional fees, were incurred and expensed as reorganization costs in the current period. In connection with the recapitalization, we received gross proceeds of $175.0 million and incurred $14.4 million of capital raise or stock issuance costs all of which have been recorded in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

In connection with the S-1 filing currently in process, the Corporation is pursuing an equity offering in the form of sale of or proposed issuance of additional common stock. At December 31, 2013, approximately $435,000 of direct, incremental costs incurred have been capitalized and included in other assets in the consolidated balance sheet.

Deferred Compensation Obligations. Deferred compensation obligations are the carrying value of stock associated with selected employee benefit plans. Such plans include a deferred compensation agreement with a previous executive established in 1986 and an Excess Benefit Plan to provide deferred compensation to certain members of management. No contributions were made to these plans during the nine months ended December 31, 2013 and 2012 or the fiscal years ended March 31, 2013 and 2012.

The carrying value of undistributed shares related to the deferred compensation obligations are recorded in a separate category of stockholders’ deficit titled accordingly and the liability is included in additional paid in capital in stockholders’ deficit in the consolidated balance sheets.

The obligations associated with these plans were cancelled as part of the Plan of Reorganization. As a result, there are no amounts recorded in the Consolidated Balance Sheets as of December 31, 2013 in relation to these plans. See Note 14 for further discussion of the plans.

Stock-Based Compensation Plan. The Corporation periodically grants stock-based compensation to employees and directors under various plans discussed in Note 14. The grants are generally in the forms of restricted stock and stock options. Compensation expense related to stock-based compensation was zero for the nine months ended December 31, 2013 and 2012, and was $55,000 and $256,000 for the fiscal years ended March 31, 2013 and 2012, respectively.

Reserve for Unfunded Commitments, Letters of Credit and Repurchase of Sold Loans. A reserve for unfunded commitments and letters of credit is determined by applying the general reserve loss factor used in the determination of the allowance for loan losses of the associated loan class to unfunded commitments of each class of performing loans. A reserve for potential losses related to the repurchase of sold loans is also maintained. This reserve is determined based on an analysis of probable loss associated with open repurchase requests and pending file reviews by the current owner of the underlying mortgage. The increase or decrease in the reserve for unfunded commitments and letters of credit is charged to non-interest expense. Adjustments to the reserve for repurchase of sold loans is included in non-interest expense. The entire reserve is included in other liabilities on the consolidated balance sheet.

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

Income Taxes. The Corporation’s deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities and associated valuation allowance. The Corporation and its subsidiaries file a consolidated federal income tax return and combined state income tax returns. An intercompany settlement of taxes paid is determined based on tax sharing agreements which generally provide for allocation of taxes to each entity on a separate return basis.

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

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common equity of the Corporation by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents, if any. Diluted EPS is computed by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding plus all potentially dilutive common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (“common stock equivalents”). While there are currently none, the Corporation’s common stock equivalents represent shares issuable under prior long-term incentive compensation plans. Such common stock equivalents were computed based on the treasury stock method using the average market price for the period.

Comprehensive Income (Loss). Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not reported as net income (loss). As such, the Corporation includes unrealized gains or losses on securities available for sale in other comprehensive income (loss).

New Accounting Pronouncements.

ASU No. 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 addresses implementation issues about the scope of ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2013-01 and ASU 2011-11 were effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures are presented in Note 11 – Offsettting Assets and Liabilities.

ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. Further, this amendment clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Corporation has not yet evaluated the effect this ASU will have on its consolidated financial statements.

ASC Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be for reporting periods after January 1, 2014 and is not expected to have an impact on the Corporation’s statements of operations and financial condition.

Reclassifications. Prior period amounts have been reclassified as needed to conform to the current period presentations. There was no impact on earnings or stockholders’ equity (deficit) as a result of the reclassifications.

Note 2 – Significant Transactions, Significant Risks and Uncertainties

Bankruptcy Proceedings and Emergence from Chapter 11

Background

Headquartered in Madison, Wisconsin, the Company is a savings and loan holding company that operates primarily through AnchorBank, its wholly owned banking subsidiary. The Bank is a $2.11 billion bank and Wisconsin’s largest thrift and offers personal and business banking services to more than 110,000 households and businesses.

As a result of the economic downturn, significant operating losses beginning in fiscal 2009, significant levels of criticized assets and low levels of capital raised substantial doubt about the Corporation’s ability to continue as a going concern. The Company and the Bank were operating under Orders to Cease and Desist issued by the Office of Thrift Supervision in 2009, and the Corporation had outstanding $116.3 million owed to various lenders led by U.S. Bank under a short term line of credit (the “Credit Agreement”) which it was unable to repay. Additionally, the Company obtained funds in 2009 by issuing senior preferred shares as part of the Troubled Asset Relief Program (“TARP”). These funds were then distributed downstream to Anchor Bank. The Corporation continued to negotiate and obtain amendments to the Credit Agreement and diligent efforts were made to seek qualified sources of outside capital.

In 2013, we executed the following transaction (“Plan of Reorganization”) associated with recapitalizing the Company and the Bank: (i) made a discounted cash payment of $49.0 million in satisfaction of the approximately $183.5 million of senior secured bank debt and accrued interest and fees held by a three member bank groups led by U.S. Bank; (ii) exchanged senior preferred stock issued as part of the TARP for $6.0 million or 60.0 million common shares; (iii) issued new common stock in consideration of $175 million in new equity capital; and (iv) eliminated the Legacy Common Stock for no consideration. To effect the transaction, we filed for Chapter 11 in the Bankruptcy Court to implement the Plan of Reorganization in order to facilitate the restructuring of the Company and the recapitalization of the Bank.

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

On August 30, 2013, the Bankruptcy Court entered the Confirmation Order, by which it confirmed the Plan of Reorganization. On September 27, 2013 (the “Effective Date”), the Plan of Reorganization became effective in accordance with its terms. During the period of bankruptcy, we incurred and expensed $1.9 million of reorganization costs, primarily comprised of professional fees.

Emergence Accounting

Upon emergence, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of ASC 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC 852. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, our financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities. At the time of filing for the Chapter 11 Case, we identified liabilities subject to compromise of $188.3 million, which included the outstanding Credit Agreement of approximately $116.3 million, interest and fees due under the Credit Agreement of $67.2 million and $4.8 million in other liabilities.

Plan of Reorganization. Below is a summary of the significant transactions affecting the Company as a result of the effectiveness of the Plan of Reorganization.

Delaware Conversion

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,050,000 shares of Common Stock outstanding as of December 31, 2013.

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

Pursuant to the stock purchase agreements, we issued and sold the Common Stock to (i) certain Investors such that, after giving effect to the transactions contemplated in the Plan of Reorganization, each such Investor owns up to 9.9% of the Common Stock pursuant to the Private Placements and the Treasury Issuance (as defined below), for an aggregate purchase price of $87.8 million, (ii) certain other Investors such that, after giving effect to the transactions contemplated in the Plan of Reorganization, each such Investor owns up to 4.9% of the Authorized Common Stock pursuant to the Private Placements and the Treasury Issuance, for an aggregate purchase price of $83.7 million, and (iii) certain directors and officers of the Company for an aggregate purchase price of $3.5 million. We received gross proceeds of $175.0 million as a result of the Private Placements and incurred $14.4 million of capital raise costs all of which have been recorded in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

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

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of Common Stock delivered to the Treasury in connection with the Treasury Issuance at a purchase price equal to $0.10 per share (the “Secondary Treasury Sales”) under the securities purchase agreements, dated as of September 19, 2013, among the Treasury, the Secondary Investor and (with respect to certain provisions) the Company. In connection with the Secondary Treasury Sales, we entered into secondary sale purchaser agreements with the Secondary Investors pursuant to which we made certain representations and warranties to the Investor and provided rights to the Secondary Investors similar to the rights provided to Investors under the Stock Purchase Agreements. In connection with the Secondary Treasury Sales, the Treasury received gross proceeds of $6.0 million and ceased to be our stockholder.

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

All Other Claims Unaffected

All other claims were unaffected by, and were paid in full under, the Plan of Reorganization.

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June, 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “C&D Orders”).

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

The Bank is also subject to a capital restoration plan including the PCA Directive. Under the PCA Directive, the Bank must obtain prior written approval before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of other real estate owned due to foreclosure (“OREO”) where the contract does not exceed $3.5 million and the sales price of the OREO does not fall below 85% of the net carrying value of the OREO.

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

As disclosed above, pursuant to a pre-packaged plan of reorganization (the “Plan of Reorganization”) to facilitate the restructuring of the Corporation and the recapitalization of the Bank, the Corporation completed a capital raise and received gross proceeds of $175.0 million.

At December 31, 2013, the Bank had a tier 1 leverage (core) ratio of 9.60% and a total risk-based capital ratio of 17.07%, each meeting the required capital ratios set forth above. As a result of the Plan of Reorganization and the recapitalization of the Bank, the Bank is in compliance with the tier 1 (core) leverage and total risk-based capital ratios as required by the Bank Order. All customer deposits remain fully insured to the highest limits set by the FDIC.

Note 3 – Restrictions on Cash and Due From Bank Accounts

AnchorBank fsb (Bank) is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The average amount of required reserve balances for the nine months ended December 31, 2013 was approximately $1.3 million and for the fiscal year ended March 31, 2013 was approximately $5.5 million. The Bank met the required reserves with cash balances in the branch system.

The Bank is required to maintain an account with its official check service provider equal to one day’s average remittance. The balance in this restricted account was $4.5 million at December 31, 2013 and March 31, 2013.

The Bank is required to maintain an account pledged in favor of a Government-sponsored enterprise to enter into cash purchase contracts and/or mandatory master commitments. At December 31, 2013 and March 31, 2013, the balance in the restricted account was $1.0 million and zero, respectively.

The Bank is required to maintain an account with its prepaid card provider equal to one day’s average settlement. At December 31, 2013 and March 31, 2013, the balance in the restricted account was $5,000 and zero, respectively.

Investment Directions Inc. (IDI), a subsidiary of the Corporation, had a security interest in an interest reserve escrow account in conjunction with a lending arrangement resulting from the sale in 2009 of its investment in a real estate development company. At December 31, 2013 and March 31, the interest reserve escrow was zero and $174,000, respectively.

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and has not experienced any losses in such accounts.

Note 4 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,359	$17	$—	$3,376
Corporate stock and bonds	88	267	—	355
Non-agency CMOs (1)	6,452	9	(253)	6,208
Government sponsored agency mortgage-backed securities (1)(2)	50,721	160	(723)	50,158
GNMA mortgage-backed securities (1)\(2)	223,874	1,056	(7,155)	217,775

	$284,494	$1,509	$(8,131)	$277,872

March 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,444	$60	$—	$3,504
Corporate stock and bonds	152	112	—	264
Non-agency CMOs (1)	7,885	15	(351)	7,549
Government sponsored agency mortgage-backed securities (1)(2)	2,975	209	—	3,184
GNMA mortgage-backed securities (1)\(2)	248,752	3,907	(373)	252,286

	$263,208	$4,303	$(724)	$266,787

(1)	Primarily collateralized by residential mortgages.
(2)	Includes mortgage-backed securities and CMOs.

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

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at December 31, 2013 and March 31, 2013.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2013
Non-agency CMOs	$1,219	$(7)	$4,776	$(246)	$5,995	$(253)
Government sponsored agency mortgage-backed securities (1)	47,480	(723)	—	—	47,480	(723)
GNMA mortgage-backed securities	140,824	(5,143)	25,449	(2,012)	166,273	(7,155)

	$189,523	$(5,873)	$30,225	$(2,258)	$219,748	$(8,131)

March 31, 2013
Non-agency CMOs	$—	$—	$6,674	$(351)	$6,674	$(351)
GNMA mortgage-backed securities	82,822	(373)	—	—	82,822	(373)

	$82,822	$(373)	$6,674	$(351)	$89,496	$(724)

(1)	Includes mortgage-backed securities and CMOs.

In 2008, the Company received proceeds in connection with shares redeemed as part of the Visa, Inc. initial public offering. The Bank was a member of the former Visa, Inc. payments organization and was issued shares when Visa, Inc. was organized. Approximately 39% of those shares were redeemed in connection with the public offering. The remaining shares are restricted because of unsettled litigation pending against Visa, Inc. At its discretion, Visa, Inc. may redeem additional shares in order to resolve pending litigation. The restriction expires upon resolution of the pending litigation. Accordingly, the Company has recorded these shares at zero in the consolidated balance sheets. Upon expiration of the restriction, the Company expects to record the fair value of the remaining shares.

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 35 at December 31, 2013 and 15 at March 31, 2013. Although these securities have declined in value, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of December 31, 2013. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 5.30% to 11.60%.

At December 31, 2013, six non-agency CMOs with a fair value of $6.2 million and an adjusted cost basis of $6.4 million were other-than-temporarily impaired. At March 31, 2013, six non-agency CMOs with a fair value of $6.9 million and an adjusted cost basis of $7.3 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $23,000 and $408,000 was included in earnings for the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, respectively. For the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, realized losses of $224,000 and $722,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of December 31, 2013 and March 31, 2013 due to changes in interest rates and other non-credit related factors totaled $7.9 million and $373,000, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income for the periods presented:

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$1,002	$2,391	$2,391	$2,197
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	23	329	412	558
Debit related OTTI previously recognized for OTTI recovery during the period	5	—	—	—
Credit related OTTI previously recognized for securities sold during the period	—	(389)	(1,075)	—
Credit related OTTI previously recognized for securities paid-off during the period	—	(4)	(4)	0
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(229)	(549)	(722)	(364)

Ending balance of unrealized OTTI related to credit losses	$801	$1,778	$1,002	$2,391

On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	December 31, 2013
(In thousands)
Prior to 2005	$7
2005	258
2006	—
2007	536

$801

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Proceeds from sales & calls (1)	$356	$6,359	$12,780	$338,224

Gross gains	$292	$90	$91	$6,618
Gross losses	—	(137)	(338)	(39)

Net gain/(loss) on sales & calls (1)	$292	$(47)	$(247)	$6,579

(1)	Includes proceeds of $517,000 received during the fiscal year ended March 31, 2013 by the issuers of investment securities exercising the right to call the securities. This resulted in a gain of $18,000.

At December 31, 2013 and March 31, 2013, investment securities available for sale with a fair value of approximately $162.8 million and $187.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
U.S. government sponsored and federal agency obligations	$—	$3,376	$—	$—	$3,376
Corporate stock and bonds	—	—	—	355	355
Non-agency CMOs	—	—	—	6,208	6,208
Government sponsored agency mortgage-backed securities(1)	—	191	4,938	45,029	50,158
GNMA mortgage-backed securities	—	270	—	217,505	217,775

Total	$—	$3,837	$4,938	$269,097	$277,872

(1)	Includes mortgage-backed securities and CMOs.

Note 5 - Loans Receivable

Loans receivable held for investment consist of the following:

	December 31,	March 31,
	2013	2013
	(In thousands)
Residential	$529,777	$547,720
Commercial and industrial	21,591	30,574
Commercial real estate:
Land and construction	92,050	111,953
Multi-family	281,917	287,447
Retail/office	154,075	198,686
Other commercial real estate	174,313	172,857
Consumer:
Education	129,520	166,429
Other consumer	238,311	247,530

Total unpaid principal balance	1,621,554	1,763,196
Undisbursed loan proceeds(1)	(10,322)	(10,997)
Unamortized loan fees, net	(1,722)	(1,838)
Unearned interest	(4)	(3)

Total loan contra balances	(12,048)	(12,838)

Loans held for investment	1,609,506	1,750,358
Allowance for loan losses	(65,182)	(79,815)

Loans held for investment, net	$1,544,324	$1,670,543

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At December 31, 2013, $529.8 million, or 32.7%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. These risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At December 31, 2013, approximately $324.0 million, or 61.2%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At December 31, 2013, approximately $205.8 million, or 38.8%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial and business purposes, including issuing letters of credit. At December 31, 2013, the unpaid principal balance receivable of commercial and industrial loans amounted to $21.6 million, or 1.3%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At December 31, 2013, $702.3 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.3% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area.

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have fixed interest rates, amortization periods of 15 to 30 years, as well as balloon payments of two to seven years.

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At December 31, 2013, $367.8 million, or 22.7%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

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

Approximately $129.5 million, or 8.0%, of the total loans unpaid principal balance receivable at December 31, 2013 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the nine months ended December 31, 2013 or the fiscal years ended March 31, 2013 and 2012.

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

The following table presents the allowance for loan losses by component:

	December 31,	March 31,
	2013	2013
	(In thousands)
General reserve:
General component	$35,844	$38,641
Substandard loan component	6,225	12,082
Specific reserve	23,113	29,092

Total allowance for loan losses	$65,182	$79,815

The following table presents the unpaid principal balance of loans by risk category:

	December 31,	March 31,
	2013	2013
	(In thousands)
Pass	$1,460,457	$1,497,361
Special mention	24,203	33,363

Total pass and special mention rated loans	1,484,660	1,530,724
Substandard rated loans, excluding TDR accrual (1)	35,310	72,117
Troubled debt restructurings - accrual	33,087	41,565
Non-accrual	68,497	118,790

Total impaired loans	101,584	160,355

Total unpaid principal balance	$1,621,554	$1,763,196

(1)	Includes residential and consumer loans identified as substandard, that are not necessarily on non-accrual.

The following table presents activity in the allowance for loan losses by portfolio segment:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For Nine Months Ended:
December 31, 2013
Beginning balance	$14,525	$7,072	$54,581	$3,637	$79,815
Provision	2,224	(599)	(2,942)	1,592	275
Charge-offs	(4,419)	(864)	(13,100)	(1,903)	(20,286)
Recoveries	729	793	3,526	330	5,378

Ending balance	$13,059	$6,402	$42,065	$3,656	$65,182

December 31, 2012 (Unaudited)
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	2,217	(2,544)	4,708	2,677	7,058
Charge-offs	(4,795)	(2,759)	(32,952)	(2,533)	(43,039)
Recoveries	1,725	1,326	5,360	116	8,527

Ending balance	$12,174	$6,591	$62,269	$2,727	$83,761

For the Fiscal Year Ended:
March 31, 2013
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	6,414	(1,471)	(3,107)	5,897	7,733
Charge-offs	(6,659)	(3,483)	(34,265)	(4,946)	(49,353)
Recoveries	1,743	1,458	6,800	219	10,220

Ending balance	$14,525	$7,072	$54,581	$3,637	$79,815

March 31, 2012
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provision	(2,546)	4,180	30,869	1,384	33,887
Charge-offs	(6,625)	(14,993)	(57,685)	(3,259)	(82,562)
Recoveries	1,711	1,840	5,524	693	9,768

Ending balance	$13,027	$10,568	$85,153	$2,467	$111,215

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and March 31, 2013:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
December 31, 2013
Allowance for loan losses:
Associated with impaired loans	$2,375	$1,745	$18,516	$477	$23,113
Associated with all other loans	10,684	4,657	23,549	3,179	42,069

Total	$13,059	$6,402	$42,065	$3,656	$65,182

Loans:
Impaired loans individually evaluated	$19,060	$2,314	$77,047	$3,163	$101,584
All other loans	510,717	19,277	625,308	364,668	1,519,970

Total	$529,777	$21,591	$702,355	$367,831	$1,621,554

March 31, 2013
Allowance for loan losses:
Associated with impaired loans	$7,038	$2,508	$19,182	$364	$29,092
Associated with all other loans	7,487	4,564	35,399	3,273	50,723

Total	$14,525	$7,072	$54,581	$3,637	$79,815

Loans:
Impaired loans individually evaluated	$37,378	$3,760	$114,540	$4,677	$160,355
All other loans	510,342	26,814	656,403	409,282	1,602,841

Total	$547,720	$30,574	$770,943	$413,959	$1,763,196

At December 31, 2013, $101.6 million of unpaid principal balance of loans are deemed impaired which includes performing troubled debt restructurings. At March 31, 2013, impaired loans were $160.4 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans as of December 31, 2013 and March 31, 2013. The carrying amounts represent the unpaid principal balance less the associated allowance. Interest income is recognized on a cash basis during the periods presented.

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Nine Months Ended December 31, 2013 Interest Income Recognized
	(In thousands)
December 31, 2013
With no specific allowance recorded:
Residential	$3,751	$—	$3,751	$4,032	$43
Commercial and industrial	60	—	60	79	39
Land and construction	4,311	—	4,311	4,707	91
Multi-family	9,848	—	9,848	5,845	221
Retail/office	6,896	—	6,896	7,659	210
Other commercial real estate	9,216	—	9,216	9,737	456
Education	—	—	—	—	—
Other consumer	343	—	343	631	87

Subtotal	34,425	—	34,425	32,690	1,147

With an allowance recorded (2):
Residential	15,309	2,375	12,934	13,140	422
Commercial and industrial	2,254	1,745	509	658	44
Land and construction	20,418	7,512	12,906	15,193	252
Multi-family	14,312	3,693	10,619	6,286	228
Retail/office	9,347	6,925	2,422	4,948	128
Other commercial real estate	2,699	386	2,313	2,270	99
Education (3)	276	—	276	338	—
Other consumer	2,544	477	2,067	2,211	105

Subtotal	67,159	23,113	44,046	45,044	1,278

Total
Residential	19,060	2,375	16,685	17,172	465
Commercial and industrial	2,314	1,745	569	737	83
Land and construction	24,729	7,512	17,217	19,900	343
Multi-family	24,160	3,693	20,467	12,131	449
Retail/office	16,243	6,925	9,318	12,607	338
Other commercial real estate	11,915	386	11,529	12,007	555
Education (3)	276	—	276	338	—
Other consumer	2,887	477	2,410	2,842	192

	$101,584	$23,113	$78,471	$77,734	$2,425

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount(1)	Fiscal Year to Date Interest Income Recognized
	(In thousands)
March 31, 2013
With no specific allowance recorded:
Residential	$11,545	$—	$11,545	$12,655	$448
Commercial and industrial	280	—	280	1,020	75
Land and construction	9,982	—	9,982	21,678	189
Multi-family	12,217	—	12,217	14,826	400
Retail/office	6,913	—	6,913	15,810	350
Other commercial real estate	13,365	—	13,365	19,378	691
Education	—	—	—	—	—
Other consumer	531	—	531	665	62

Subtotal	54,833	—	54,833	86,032	2,215

With an allowance recorded (2):
Residential	25,833	7,038	18,795	23,509	611
Commercial and industrial	3,480	2,508	972	1,556	78
Land and construction	23,492	6,552	16,940	19,024	659
Multi-family	15,448	4,261	11,187	13,918	722
Retail/office	14,505	3,312	11,193	19,553	519
Other commercial real estate	18,618	5,057	13,561	19,545	632
Education (3)	424	1	423	615	—
Other consumer	3,722	363	3,359	6,167	293

Subtotal	105,522	29,092	76,430	103,887	3,514

Total
Residential	37,378	7,038	30,340	36,164	1,059
Commercial and industrial	3,760	2,508	1,252	2,576	153
Land and construction	33,474	6,552	26,922	40,702	848
Multi-family	27,665	4,261	23,404	28,744	1,122
Retail/office	21,418	3,312	18,106	35,363	869
Other commercial real estate	31,983	5,057	26,926	38,923	1,323
Education (3)	424	1	423	615	—
Other consumer	4,253	363	3,890	6,832	355

	$160,355	$29,092	$131,263	$189,919	$5,729

(1)	Calculated on a trailing 9 month basis for December 31, 2013 and a trailing 12 month basis for March 31, 2013.
(2)	Includes ratio-based allowance for loan losses of $2.1 million and $5.7 million associated with loans totaling $12.5 million and $35.9 million at December 31, 2013 and March 31, 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $8,930 and $13,697 and average carrying amounts totaling $13,730 and $21,249 at December 31, 2013 and March 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Nine Months Ended December 31,				Year Ended March 31,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Carrying	Income	Carrying	Income	Carrying	Income	Carrying	Income
	Amount(1)	Recognized	Amount(1)	Recognized	Amount(1)	Recognized	Amount(1)	Recognized
			(Unaudited)
	(In Thousands)
Residential	$17,172	$465	$33,759	$705	$36,164	$1,059	$50,294	$728
Commercial and industrial	737	83	2,425	211	2,576	153	13,056	321
Land and construction	19,900	343	37,858	905	40,702	848	87,100	1,467
Multi-family	12,131	449	28,094	994	28,744	1,122	47,427	1,191
Retail/office	12,607	338	34,965	1,187	35,363	869	50,994	1,674
Other commercial real estate	12,007	555	39,774	1,172	38,923	1,323	46,703	1,308
Education	338	—	662	—	615	—	789	—
Other consumer	2,842	192	6,210	345	6,832	355	7,697	542

	$77,734	$2,425	$183,747	$5,519	$189,919	$5,729	$304,060	$7,231

(1)	The average carry amount was calculated on a trailing 9 month basis for December 31, 2013 and 2012 and a trailing 12 month basis for March 31, 2013 and 2012.

The following is additional information regarding impaired loans:

	December 31,	March 31,
	2013	2013
	(In thousands)
Carrying amount of impaired loans	$78,471	$131,263
Average carrying amount of impaired loans	77,734	189,919
Loans and troubled debt restructurings on non-accrual status	68,497	118,790
Troubled debt restructurings - accrual	33,087	41,565
Troubled debt restructurings - non-accrual (1)	29,346	26,287
Loans past due ninety days or more and still accruing (2)	8,930	13,697

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were more than 90 days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $2.4 million and $5.5 million for the nine months ended December 31, 2013 and 2012, respectively, and $5.7 million and $7.2 million for the fiscal years ended March 31, 2013 and 2012, respectively.

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2012 and 2013 and the nine months ended December 31, 2013 and 2012, as reflected in recently received appraisals. Currently, $177.4 million or approximately 90% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

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

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and March 31, 2013 by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
December 31, 2013
Residential	$1,287	$564	$8,897	$10,748
Commercial and industrial	1,609	—	1,461	3,070
Land and construction	105	—	11,307	11,412
Multi-family	1,612	—	1,079	2,691
Retail/office	968	83	10,887	11,938
Other commercial real estate	184	506	3,785	4,475
Education	5,210	2,914	9,206	17,330
Other consumer	910	213	2,395	3,518

	$11,885	$4,280	$49,017	$65,182

March 31, 2013
Residential	$2,028	$3,390	$24,645	$30,063
Commercial and industrial	1,004	115	2,212	3,331
Land and construction	841	456	11,777	13,074
Multi-family	2,170	856	17,619	20,645
Retail/office	2,160	653	12,263	15,076
Other commercial real estate	10	55	5,873	5,938
Education	4,414	3,853	14,121	22,388
Other consumer	1,667	731	3,699	6,097

	$14,294	$10,109	$92,209	$116,612

Total delinquencies (loans past due 30 days or more) at December 31, 2013 were $65.2 million. The Corporation has experienced a significant reduction in delinquencies since March 31, 2013 due to improving credit conditions and loans moving to OREO. The Corporation has $8.9 million of education loans past due 90 days or more at December 31, 2013 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

As of December 31, 2013 and March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
December 31, 2013
Commercial and industrial	$16,542	$—	$3,540	$1,509	$21,591
Commercial real estate:
Land and construction	57,221	75	10,025	24,729	92,050
Multi-family	255,741	465	22,053	3,658	281,917
Retail/office	130,966	2,967	5,777	14,365	154,075
Other	135,045	20,696	11,770	6,802	174,313

	$595,515	$24,203	$53,165	$51,063	$723,946

Percent of total unpaid principal balance	82.3%	3.3%	7.3%	7.1%	100.0%

March 31, 2013
Commercial and industrial	$21,141	$878	$5,640	$2,915	$30,574
Commercial real estate:
Land and construction	64,229	787	15,150	31,787	111,953
Multi-family	245,980	3,660	17,155	20,652	287,447
Retail/office	156,919	5,144	19,100	17,523	198,686
Other	107,465	22,894	34,333	8,165	172,857

	$595,734	$33,363	$91,378	$81,042	$801,517

Percent of total unpaid principal balance	74.3%	4.2%	11.4%	10.1%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of December 31, 2013 and March 31, 2013:

	December 31, 2013			March 31, 2013
	Accrual	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$515,373	$14,404	$529,777	$514,613	$33,107	$547,720
Consumer:
Education (1)	129,244	276	129,520	166,005	424	166,429
Other consumer	235,557	2,754	238,311	243,313	4,217	247,530

	$880,174	$17,434	$897,608	$923,931	$37,748	$961,679

(1)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

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

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013:

	Nine Months Ended December 31, 2013			Year Ended March 31, 2013
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	21	$3,761	$3,788	—	$—	$—
Commercial and industrial	19	13,322	12,788	3	238	169
Land and construction	—	—	—	2	705	546
Multi-family	20	25,556	23,531	—	—	—
Retail/office	6	1,673	1,604	3	931	899
Other commercial real estate	8	15,269	15,346	4	950	934
Education	—	—	—	—	—	—
Other consumer	12	401	423	2	37	32

	86	$59,982	$57,480	14	$2,861	$2,580

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring during the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, by class and by type of modification:

	Nine Months Ended December 31, 2013
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$—	$1,318	$—	$—	$2,470	$3,788
Commercial and industrial	—	345	—	—	12,443	12,788
Land and construction	—	—	—	—	—	—
Multi-family	—	231	—	—	23,300	23,531
Retail/office	—	45	216	—	1,343	1,604
Other commercial real estate	—	701	—	144	14,501	15,346
Education	—	—	—	—	—	—
Other consumer	—	411	—	—	12	423

	$—	$3,051	$216	$144	$54,069	$57,480

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Year Ended March 31, 2013
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	16	153	169
Land and construction	—	—	—	425	121	546
Multi-family	—	—	—	—	—	—
Retail/office	—	214	160	—	525	899
Other commercial real estate	540	122	—	—	272	934
Education	—	—	—	—	—	—
Other consumer	—	—	—	19	13	32

	$540	$336	$160	$460	$1,084	$2,580

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring from April 1, 2013 to December 31, 2013, by class, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the nine months ended December 31, 2013 compared to loans modified from April 1, 2012 to March 31, 2013 that defaulted during the fiscal year ended March 31, 2013:

	Nine Months Ended December 31,		Year Ended March 31,
	2013		2013
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	—	$—	—	$—
Commercial and industrial	—	—	—	—
Land and construction	—	—	—	—
Multi-family	—	—	—	—
Retail/office	—	—	2	374
Other commercial real estate	—	—	2	581
Education	—	—	—	—
Other consumer	—	—	—	—

	—	$—	4	$955

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

Unfunded Commitments and Repurchase Loan Reserve

In addition to the allowance for loan losses reflected on the Consolidated Balance Sheets, a reserve is also provided for unfunded loan commitments and for the repurchase of previously sold loans. The reserve for unfunded loan commitments includes unfunded commitments to lend and commercial letters of credit. These reserves are classified in other liabilities on the Consolidated Balance Sheets. The balances of these reserves for the periods presented is as follows:

	At December 31,		At March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$1,956	$564	$564	$873
Provision for unfunded commitments	2,708	967	1,392	(309)

Ending reserve for unfunded commitment losses	$4,664	$1,531	$1,956	$564

Reserve for repurchased loans beginning balance	$2,600	$—	$—	$—
Provision for repurchased loans	—	570	2,600	—

Ending reserve for repurchased loans	$2,600	$570	$2,600	$—

The amount of the allowance for unfunded loan commitments is determined using the average reserve rate by risk rating that applies to the associated funded loan category multiplied by the unfunded commitment amount. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At December 31, 2013, a liability of $4.7 million was required of which $2.4 million was a specific reserve related to one outstanding letter of credit currently in litigation. The increase during the nine months ended December 31, 2013 included an increase for the specific reserve of this outstanding credit.

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. Expense incurred was $687,000, $1.7 million, $4.5 million and $157,000 for the nine months ended December 31, 2013 and 2012, and the fiscal years ended March 31, 2013 and 2012, respectively. The increase during fiscal year 2013 resulted from the establishment of the reserve. Losses may result from the repurchase of loans or indemnification of loss incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at December 31, 2013 required a liability of $2.6 million.

Pledged Loans

At December 31, 2013 and March 31, 2013, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $744.1 million and $823.7 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 10.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $80,000 and $91,000 at December 31, 2013 and March 31, 2013, respectively. During the nine months ended December 31, 2013, there were no principal additions and principal payments totaled $11,000.

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

A summary of the activity in other real estate owned is as follows:

	Nine Months Ended	Year Ended
	December 31, 2013	March 31, 2013
	(In thousands)
Balance at beginning of period	$84,342	$88,841
Additions (1)	19,352	75,727
Capitalized improvements	307	300
OREO valuation adjustments, net (2)	(4,937)	(26,733)
Valuation of deposit method property (3)	—	(3,301)
Transfer to premises and equipment	—	(2,870)
Sales	(35,604)	(47,622)

Balance at end of period	$63,460	$84,342

(1)	Includes a transfer from premises and equipment of a closed retail branch facility no longer used for banking purposes totaling $558,000 during the year ended March 31, 2013.
(2)	Includes adjustments to the OREO reserve for probable losses and property write-downs.
(3)	Represents the write-down to fair value less estimated selling costs of a loan classified as OREO due to a Bank financed sale of foreclosed property accounted for under the deposit method because of an inadequate down payment by the buyer. The buyer recently defaulted on this loan and the property has been foreclosed upon and revalued in OREO. The valuation amount includes the write-off of principal and interest payments received over the life of the loan totaling $1.4 million and a charge-off to the allowance for loan losses of $1.9 million.

The balances at end of period above are net of a valuation allowance of $30.8 million at December 31, 2013 and $36.0 million at March 31, 2013, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Nine Months Ended December 31,		For the Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Balance at beginning of period	$36,009	$22,521	$22,521	$19,975
Provision	4,937	17,498	26,733	15,338
Sales	(10,104)	(8,891)	(13,245)	(12,792)

Balance at end of period	$30,842	$31,128	$36,009	$22,521

Net OREO expense consisted of the following components:

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Valuation adjustments	$4,937	$17,498	$26,733	$15,338
Foreclosure cost expense	1,541	2,093	2,602	4,387
Expenses from operations, net	3,319	5,721	8,236	8,959

OREO expense, net	$9,797	$25,312	$37,571	$28,684

Note 7 – Premises, Equipment and Lease Commitments

Premises and equipment are summarized as follows:

	December 31, 2013	March 31, 2013
	(In thousands)
Land and land improvements	$7,947	$7,948
Office buildings	41,510	41,569
Furniture and equipment	38,483	36,666
Leasehold improvements	4,264	4,280

	92,204	90,463
Less accumulated depreciation and amortization	(67,404)	(65,994)

	$24,800	$24,469

Depreciation expense is summarized as follows:

	Nine Months Ended December 31,		Year Ended March 31, 2013
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Building depreciation expense	$959	$1,080	$1,397	$1,484
Furniture and fixture depreciation expense	912	1,396	1,682	2,010

	$1,871	$2,476	$3,079	$3,494

The Corporation leases 19 branch offices and office facilities under non-cancelable operating leases which expire on various dates through 2029. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2013 are as follows:

Year Ending December 31,	Amount of Future Minimum Payments
(In thousands)
2014	$1,426
2015	1,325
2016	1,179
2017	1,055
2018	1,029
Thereafter	5,561

Total	$11,575

For the nine months ended December 31, 2013 and 2012 and fiscal years ended March 31, 2013 and 2012, land and building lease rental expense was $1.3 million, $1.4 million, $1.9 million and $2.2 million, respectively.

Note 8 - Mortgage Servicing Rights

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

Information regarding the Corporation’s mortgage servicing rights for the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013 is as follows:

	Nine Months Ended	Year Ended
	December 31, 2013	March 31, 2013
	(In thousands)
Balance at beginning of period	$24,235	$24,970
Additions	2,751	8,566
Amortization	(3,945)	(9,301)

Balance at end of period - before valuation allowance	23,041	24,235
Valuation allowance at end of period	(747)	(2,411)

Balance at end of period	$22,294	$21,824

Fair value at the end of the period	$23,553	$22,088
Key assumptions:
Weighted average discount rate	12.02%	10.79%
Weighted average prepayment speed	7.06%	11.76%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of December 31, 2013 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR
Amortization
(In thousands)
Nine months ended December 31, 2013	$3,945

Estimate for the year ended December 31,
2014	$4,608
2015	3,687
2016	2,949
2017	2,359
2018	1,888
Thereafter	7,550

Total	$23,041

The unpaid principal balance of mortgage loans serviced for others is not included in the consolidated balance sheets. The unpaid principal of mortgage loans serviced was approximately $2.71 billion at December 31, 2013 and $2.91 billion at March 31, 2013.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Corporation is responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan. The expense recorded to indemnify investors for such losses totaled $687,000 and $1.4 million for the nine months ended December 31, 2013 and 2012, respectively, and $4.5 million and $157,000 for the fiscal years ended March 31, 2013 and 2012, respectively. The $4.5 million recorded in the fiscal year ended March 31, 2013 included a $2.6 million provision for repurchased loans.

Note 9 – Deposits

Deposits are summarized as follows:

	December 31, 2013		March 31, 2013
		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest-bearing checking	$259,926	—%	$267,732	—%
Interest-bearing checking	301,956	0.07	295,478	0.08

Total checking accounts	561,882	0.04	563,210	0.04
Money market accounts	468,461	0.19	491,330	0.19
Regular savings	293,159	0.10	290,705	0.10
Advance payments by borrowers for taxes and insurance	822	0.10	20,804	0.10
Certificates of deposit:
0.00% to 0.99%	457,407	0.33	519,909	0.39
1.00% to 1.99%	67,762	1.28	92,164	1.23
2.00% to 2.99%	16,116	2.37	17,628	2.37
3.00% to 3.99%	7,310	3.59	12,433	3.58
4.00% and above	2,374	4.24	16,842	4.38

Total certificates of deposit	550,969	0.57	658,976	0.72

Total deposits	$1,875,293	0.24%	$2,025,025	0.31%

Annual maturities of certificates of deposit outstanding at December 31, 2013 are summarized as follows:

Matures During Year Ending December 31	Amount
(In thousands)
2014	$380,889
2015	87,820
2016	33,166
2017	27,240
2018	21,854

Total	$550,969

At December 31, 2013 and March 31, 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $88.7 million and $109.5 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2013 and March 31, 2013, the Bank had zero and $100,000, respectively, in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. There were no out of network certificates of deposit at December 31, 2013 and March 31, 2013. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 10 – Other Borrowed Funds

Other borrowed funds consist of the following:

		December 31, 2013			March 31, 2013
			Weighted			Weighted
	Matures During Year		Average	Matures During Year		Average
	Ending December 31,	Amount	Rate	Ending March 31,	Amount	Rate
	(Dollars in thousands)
FHLB advances:	2014	$—	—%	2014	$11,500	1.93%
	2018	10,000	2.33	2018	100,000	3.36
	2019	—	0.00	2019	86,000	2.87

Total FHLB advances		10,000	2.33		197,500	3.06
Credit agreement		—	—		116,300	15.00
Repurchase agreements		2,636	0.10		3,425	0.14
Long term lease obligation		241	2.46		—	—

		$12,877	1.88%		$317,225	7.41%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB borrowings totaled $659.4 million and $717.0 million at December 31, 2013 and March 31, 2013, respectively. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $122.2 million and $152.1 million at December 31, 2013 and March 31, 2013, respectively. At December 31, 2013, there were no FHLB borrowings with call features that may be exercised by the FHLB.

On September 19, 2013, FHLB advances totaling $176.0 million were prepaid. The prepaid advances were fixed rate, maturing in January 2018, with a then current weighted average rate of 3.18%. The prepayment triggered an early termination penalty of $16.1 million which was recorded in non-interest expense. On December 21, 2012, FHLB advances totaling $150.0 million were prepaid. The prepaid advances were floating rate, maturing in January 2015, with a then current weighted average rate of 1.41%. The prepayment triggered an early termination penalty of $3.5 million which was recorded in non-interest expense.

Credit Agreement

As of March 31, 2013, we had drawn a total of $116.3 million pursuant to the Credit Agreement at a weighted average interest rate of 15.0%, on a short term line of credit to various lenders led by the Administrative Agent. On September 27, 2013, pursuant to the Plan of Reorganization, we satisfied all of our obligations under the Credit Agreement through a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement) and the Credit Agreement was terminated. We recorded $134.5 million extinguishment of debt in the results of operations during the nine months ended December 31, 2013.

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

Note 11 – Offsetting Assets and Liabilities

ASC 210-20-50 requires entities to provide disclosures of both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS.

Offsetting, otherwise known as netting, takes place when entities present their rights and obligations to each other as a net amount in their statement of financial condition. The Company has certain assets and liabilities on the Consolidated Balance Sheets which could be subject to the right of setoff and related arrangements associated with financial instruments and derivatives. Derivative instruments reported are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market, as presented in Note 16 – Derivative Financial Instruments. A repurchase agreement is a transaction that involves the “sale” of financial assets by one party to another, subject to an agreement by the “seller” to repurchase the assets at a specified date or in specified circumstances.

The following table reflects the gross and net amounts of such assets and liabilities as of December 31, 2013 and March 31, 2013.

As of December 31, 2013	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Assets
Interest rate commitments	$40	$—	$40
Forward sale contracts	33	(1)	32
Liabilities
Interest rate commitments	16	—	16
Forward sale contracts	1	(1)	—
Repurchase Agreements	2,636	—	2,636

As of March 31, 2013
Assets
Interest rate commitments	$689	$—	$689
Forward sale contracts	1	(1)	—
Liabilities
Interest rate commitments	3	—	3
Forward sale contracts	313	(1)	312
Repurchase Agreements	3,425	—	3,425

Note 12 – Stockholders’ Equity

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,050,000 shares of Common Stock outstanding as of December 31, 2013. See Note 2 – Significant Transactions, Significant Risks and Uncertainties for information regarding the Plan of Reorganization.

Preferred Stock

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

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of Common Stock delivered to the Treasury in connection with the Treasury Issuance at a purchase price equal to $0.10 per share (the “Secondary Treasury Sales”) under the securities purchase agreements, dated as of September 19, 2013, among the Treasury, the Secondary Investor and (with respect to certain provisions) the Company. In connection with the Secondary Treasury Sales, we entered into secondary sale purchaser agreements with the Secondary Investors pursuant to which we made certain representations and warranties to the Investor and provided rights to the Secondary Investors similar to the rights provided to Investors under the Stock Purchase Agreements. In connection with the Secondary Treasury Sales, the Treasury received gross proceeds of $6.0 million and ceased to be our stockholder.

Common Stock

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tier 1 leverage, tier 1 risk-based and total risk-based capital. Under standard regulatory guidelines, a bank must have a total risk-based capital ratio of 8% or greater to be considered “adequately capitalized.” The Bank is required pursuant to the previously issued C&D Orders to maintain a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. The Bank was in compliance with these requirements at December 31, 2013.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well capitalized under standard regulatory guidelines and as required by the C&D Orders at December 31, 2013 and March 31, 2013:

			Minimum Required
			To be Adequately		To be Well		Under Order to
	Actual		Capitalized		Capitalized		Cease and Desist
	Capital	Ratio	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%	$168,340	8.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00	N/A	N/A
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00	153,678	12.00
March 31, 2013
Tier 1 leverage (1)	$107,272	4.53%	$94,775	4.00%	$118,469	5.00%	$189,551	8.00%
Tier 1 risk-based capital (2)	107,272	7.71	55,655	4.00	83,483	6.00	N/A	N/A
Total risk-based capital (3)	125,459	9.02	111,311	8.00	139,139	10.00	166,966	12.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the components of the Bank’s regulatory capital at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
	(In thousands)
Stockholders’ equity of the Bank	$196,469	$112,796
Less: Disallowed servicing assets	(1,096)	(1,945)
Accumulated other comprehensive income (loss)	6,622	(3,579)

Tier 1 capital	201,995	107,272
Plus: Allowable allowance for loan losses	16,673	18,187

Total risk-based capital	$218,668	$125,459

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. As part of the C&D Orders, the Corporation must receive the permission of the Federal Reserve prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in Note 2.

Note 14 - Employee Benefit Plans

Defined Contribution Plans

The Corporation maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to

100% of their base compensation on a pre-tax basis up to annual IRS limits. In January 2013, the Corporation reinstated the matching contribution which had been suspended since October 2009. The Corporation previously matched the first 2% contributed with a dollar-for-dollar match and the next 2% of employee contributions at a rate of $.50 for each dollar. These amounts were increased beginning in January 2014 to the first 2% contributed with a dollar-for-dollar match, the next 2% matched at a rate of $0.50 for each dollar and the next 4% matched at $0.25 for each dollar. The plan offers 20 investment options and employees are allowed to self-direct their investments on a daily basis. The Corporation may also contribute additional amounts at its discretion. The Corporation contributed $579,000 and zero for the nine months ended December 31, 2013 and 2012, $213,000 for the fiscal year ended March 31, 2013 and made no contributions to this plan for the fiscal year ended March 31, 2012.

MRP

The Corporation maintained a Management Recognition Plan (“MRP”), under which a total of 4% of the shares of the Corporation’s common stock was acquired and reserved for issuance under the MRP. The Bank previously contributed $2.0 million to the MRP with which the MRP trustee acquired a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the MRP was amended and restated to extend the term. There were no shares granted, no compensation expense and no shares vested related to the MRP during the nine months ended December 31, 2013 and 2012 or the fiscal years ended March 31, 2013 and 2012.

All shares issued under the plan were cancelled as part of the Plan of Reorganization. The number and cost of unallocated MRP shares totaled 429,869 shares and $927,000 at March 31, 2013 and 2012 and were included in treasury stock in the consolidated balance sheets.

Stock Compensation Plans

The Corporation had several stock-based compensation plans (“Plan(s)”) including the 2004 Equity Incentive Plan under which shares of common stock were reserved for the grant of incentive and non-incentive stock options and restricted stock or restricted stock units to directors, officers and employees. All shares or options issued under any plans were cancelled as part of the Plan of Reorganization. See Note 2 – Significant Transactions, Significant Risks and Uncertainties for additional information.

Stock Options

Stock option activity is summarized as follows:

	Nine Months Ended		Year Ended March 31,
	December 31, 2013		2013		2012
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding at beginning of year	120,345	$25.82	189,345	$25.19	408,850	$22.34
Forfeited	—	—	(69,000)	24.08	(219,505)	19.89
Cancelled (1)	(120,345)	25.82	—	—	—	—

Outstanding at end of year	—	$—	120,345	$25.82	189,345	$25.19

Options vested and exercisable at year-end	—	$—	120,345	$25.82	189,345	$25.19

(1)	All legacy common stock was cancelled pursuant to the terms of the Plan of Reorganization. See Note 2 for additional information.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2013 was zero. There was no compensation expense related to stock options for the nine months ended December 31, 2013 and 2012 or the fiscal years ended March 31, 2013 and 2012.

There were no outstanding stock options nor exercisable stock options at December 31, 2013.

Restricted Stock

Restricted stock grants primarily vest over a period of three to five years and are included in outstanding shares at the time of grant. The fair value of restricted stock equals the average of the high and low market value on the date of grant and that amount is amortized on a straight-line basis to compensation and benefits expense over the vesting period. There were no shares granted under the plan for the nine months ended December 31, 2013 or the fiscal years ended March 31, 2013 and 2012. The restricted stock grant plan expense was zero for the nine months ended December 31, 2013 and 2012, and $55,000 and $256,000 for the fiscal years ended March 31, 2013 and 2012, respectively.

The activity in restricted stock is summarized as follows:

	Year Ended March 31,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	18,500	$22.85	30,000	$23.24
Granted	—	—	—	—
Vested	(18,000)	22.85	(11,500)	23.87
Forfeited	(500)	22.85	—	—

Balance at end of year	—	$—	18,500	$22.85

As of March 31, 2013, all compensation cost related to restricted stock grants was recognized. The fair value of restricted stock that vested during the year ended March 31, 2013 was $8,000.

Deferred Compensation Plans

Deferred compensation plans include an agreement with a previous executive established in 1986 to provide recognition of services performed and additional compensation for services to be performed. The Bank established a grantor trust in 1992 and fully funded the vehicle to facilitate distribution obligations under the agreement, and the trust subsequently purchased shares as all benefits payable under the agreement are payable in the Corporation’s stock. The benefits were 100% vested and the first distribution was made on December 3, 2010. The remaining balance payable of 166,480 shares was cancelled as part of the Plan or Reorganization.

The Corporation also established an Excess Benefit Plan to provide deferred compensation to certain members of management. As contributions were made to a participant’s account, funds were deposited into a trust account for the participant and in turn shares of ABCW stock were purchased. No contributions were made during the nine months ended December 31, 2013 or the fiscal years ended March 31, 2013 and 2012 and all shares previously issued under the plan were cancelled as part of the Plan of Reorganization.

An obligation totaling $901,000 at March 31, 2013, representing the cost basis of undistributed shares in both plans described above was included in the deferred compensation obligation component of stockholders’ deficit. This amount is offset by the cost basis of undistributed shares purchased included in the additional paid in capital component of stockholders’ deficit. All shares issued under the plan were cancelled as part of the Plan of Reorganization.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31, 2013	March 31, 2013
	(In thousands)
Commitments to extend credit	$26,054	$34,697
Unused commitments	657	—
Unused lines of credit:
Home equity	109,414	108,628
Credit cards	22,751	28,541
Commercial	54,840	15,666
Letters of credit	17,131	15,546
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	15,877

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

At December 31, 2013, the Corporation has $4.7 million of reserves on unfunded commitments, unused lines of credit, letters of credit and $2.6 million of reserves for repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

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

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $15.9 million at December 31, 2013 related to approximately $214.5 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB loss contingency could reduce depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $1.8 million, $1.6 million and $1.7 million for the nine months ended December 31, 2013 and the fiscal years ending March 31, 2013 and 2012, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related expense was $687,000, $1.4 million, $1.9 million and $157,000 for the nine months ended December 31, 2013 and 2012 and the fiscal years ended March 31, 2013 and 2012, respectively.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

We are a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which is an action brought by the Village of Kronenwetter on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit, $1.7 million of which was recorded during the quarter ended June 30, 2013. The specific reserve balance at December 31, 2013 remained at $2.4 million.

We are the plaintiff/counterclaim defendant in a pending lawsuit captioned AnchorBank, fsb v. Henriette McLean et al., Dane County, Wisconsin, Case No. 13-CV-811. The Bank is seeking to enforce personal guarantees executed by McLean related to amounts borrowed by Mineral Point Road Holdings, LLC (“MPRH”). At the time of the commencement of the lawsuit, March 7, 2013, McLean owed the Bank $363,302 under the guarantees. As a result of the recent sale of real estate owned by MPRH, the amount of the debt is now $300,127. The Bank has the right to obtain its attorneys’ fees incurred in collecting on the guarantees if it prevails in the lawsuit. On January 27, 2014, McLean filed a 196-paragraph Counterclaim against the Bank. McLean alleges various misconduct by the Bank related to its loans to MPRH and the procurement of her guarantees. Most of the counterclaims are based upon alleged misrepresentations and/or misrepresentations by omission. McLean is seeking the return of the $182,629 she paid to the Bank in 2012 under her guarantees, treble damages, and punitive damages. McLean has also filed a third-party complaint seeking contribution/indemnity from Joseph Gallina (the managing member of MPRH) and various entities controlled by Gallina.

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

The Corporation’s board of directors approved a recommendation by the Asset Liability Committee to utilize a maximum limit for un-hedged exposure in the Bank’s pipeline and warehouse, subject to certain constraints, of $115.0 million.

Derivative financial instruments are summarized as follows:

		December 31, 2013		March 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$3,863	$37	$53,169	$689
Unused commitments (2)	Other assets	369	3	—	—
Forward contracts to sell mortgage loans (3)	Other assets	8,000	33	10,000	1
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	2,172	12	559	3
Unused commitments (2)	Other liabilities	288	4	—	—
Forward contracts to sell mortgage loans (3)	Other assets	1,000	1	50,000	313

(1)	Interest rate lock commitments include $1.5 million and $35.8 million of commitments not yet approved in the credit underwriting process at December 31, 2013 and March 31, 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Corporation recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans still in recission at period end.
(3)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Nine Months Ended December 31		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Interest rate lock commitments	$(688)	$257	$(184)	$796
Unused commitments	26	—	—	—
Forward contracts to sell mortgage loans	2,463	(6,703)	(6,836)	(7,270)

Total	$1,801	$(6,446)	$(7,020)	$(6,474)

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of December 31, 2013 and March 31, 2013, by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
	(In Thousands)
December 31, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,376	$—	$3,376
Corporate stock and bonds	355	—	—	355
Non-agency CMOs	—	—	6,208	6,208
Government sponsored agency mortgage-backed securities	—	50,158	—	50,158
GNMA mortgage-backed securities	—	217,775	—	217,775
Loans held for sale (1)	—	3,085	—	3,085
Other assets:
Interest rate lock commitments	—	37	—	37
Unused commitments	—	3	—	3
Forward contracts to sell mortgage loans	—	33	—	33

Total	$355	$274,467	$6,208	$281,030

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$12	$—	$12
Unused commitments	—	4	—	4
Forward contracts to sell mortgage loans	—	1	—	1

Total	$—	$17	$—	$17

(1)	Beginning April 1, 2013, pursuant to ASC 825-10-25 Fair Value Option, loans held for sale are recorded at fair value.

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,504	$—	$3,504
Corporate stock and bonds	264	—	—	264
Non-agency CMOs	—	—	7,549	7,549
Government sponsored agency mortgage-backed securities	—	3,184	—	3,184
GNMA mortgage-backed securities	—	252,286	—	252,286
Other assets:
Interest rate lock commitments	—	689	—	689
Forward contracts to sell mortgage loans	—	1	—	1

Total	$264	$259,664	$7,549	$267,477

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$3	$—	$3
Forward contracts to sell mortgage loans	—	313	—	313

Total	$—	$316	$—	$316

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used at December 31, 2013 and March 31, 2013 to price GNMA mortgage-backed securities are as follows:

	December 31, 2013		Weighted Average	March 31, 2013		Weighted Average
	From	To		From	To
Coupon rate	1.6%	4.6%	2.4%	1.6%	4.6%	2.4%
Duration (in years)	1.1	5.7	3.6	1.2	5.1	3.6
PSA prepayment speed	128	458	346	283	453	332

The Corporation had 99.2% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance.

	December 31, 2013		Weighted Average	March 31, 2013		Weighted Average
	From	To		From	To
Observable inputs:
30 to 59 day delinquency rate	1.6%	5.8%	4.0%	2.0%	4.6%	3.8%
60 to 89 day delinquency rate	0.8	2.5	1.9	0.7	3.1	1.8
90 plus day delinquency rate	4.6	9.9	6.5	2.4	6.2	5.6
Loss severity	52.0	68.5	57.1	39.9	71.2	58.3
Coupon rate	5.0	6.0	5.5	5.0	6.0	5.5
Current credit support	—	4.3	—	—	58.4	1.4
Unobservable inputs:
Month 1 to month 24 constant default rate	5.3	11.6	8.2	4.5	11.5	8.1
Discount rate	4.0	7.0	6.6	4.0	7.0	6.3

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Nine Months Ended	Year Ended
	December 31, 2013	March 31, 2013
	(In thousands)
Non-agency CMOs
Beginning balance	$7,549	$21,592
Total realized/unrealized gains (losses):
Included in earnings	2	(191)
Included in other comprehensive income	93	3,139
Included in earnings as unrealized other-than-temporary impairment	(23)	(412)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	—	4
Included in earnings as realized other-than-temporary impairment	224	721
Principal repayments	(1,637)	(5,042)
Sales	—	(12,262)

Ending balance	$6,208	$7,549

There were no transfers in or out of Levels 1, 2 or 3 during the nine months ended December 31, 2013 or fiscal year ended March 31, 2013. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of December 31, 2013 and March 31, 2013:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$44,046	$44,046
Mortgage servicing rights	—	—	6,448	6,448
Other real estate owned	—	—	63,460	63,460

Total assets at fair value	$—	$—	$113,954	$113,954

March 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$76,430	$76,430
Loans held for sale (1)	—	643	—	643
Mortgage servicing rights	—	—	20,889	20,889
Other real estate owned	—	—	84,342	84,342

Total assets at fair value	$—	$643	$181,661	$182,304

(1)	Prior to April 1, 2013, loans held for sale were recorded at the lower of cost or fair value.

The significant inputs used at December 31, 2013 for those assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2013
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values-adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 7.06%; weighted average discount rate 12.02%.
Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15 % to 35%.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 11.5% to 25.0% as well as portfolio weighted average prepayment speeds of 0.0% to 49.3% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Loans held for investment: The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, and consumer and other loans held for investment are estimated using observable inputs including estimated cash flows, and discount rates based on interest rates currently being offered for loans with similar terms, to borrowers of similar credit quality. In accordance with ASC Topic 820, loans held for investment that are not included with impaired loans in the preceding section titled Fair Value on a Nonrecurring Basis have been categorized as a Level 2 fair value measurement.

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

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2013 and March 31, 2013.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	December 31, 2013		March 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$143,396	$143,396	$228,536	$228,536
Investment securities available for sale	277,872	277,872	266,787	266,787
Loans held for sale	3,085	3,085	18,058	18,356
Loans held for investment	1,544,324	1,488,677	1,670,543	1,643,968
Mortgage servicing rights	22,294	23,553	21,824	22,088
Federal Home Loan Bank stock	11,940	11,940	25,630	25,630
Accrued interest receivable	8,216	8,216	9,563	9,563
Interest rate lock commitments	37	37	689	689
Unused commitments	3	3	—	—
Forward contracts to sell mortgage loans (1)	33	33	1	1
Financial liabilities:
Non-maturity deposits	1,324,324	1,324,324	1,366,049	1,366,049
Deposits with stated maturities	550,969	549,668	658,976	660,536
Other borrowed funds	12,877	13,121	317,225	341,903
Accrued interest payable—borrowings	22	22	53,788	53,788
Accrued interest payable—deposits	393	393	607	607
Interest rate lock commitments	12	12	3	3
Unused commitments	4	4	—	—
Forward contracts to sell mortgage loans (1)	1	1	313	313

(1)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 18 – Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and combined state income tax returns. The provision for income taxes consists of the following:

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Current:
Federal	$—	$(51)	$(51)	$—
State	9	(130)	(130)	10

	9	(181)	(181)	10
Deferred:
Federal	—	—	—	—
State	—	—	—	—

	—	—	—	—

Total income tax expense (benefit)	$9	$(181)	$(181)	$10

At December 31, 2013, March 31, 2013 and 2012, the affiliated group had a federal net operating loss and tax credit carryover of $185.1 million, $285.9 million and $232.4 million, respectively, and at December 31, 2013, March 31, 2013 and 2012, certain subsidiaries had state net operating loss carryovers of $301.8 million, $403.4 million and $350.4 million, respectively. These carryovers expire in varying amounts in 2014 through 2033.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Nine Months Ended December 31,				Year Ended March 31,
	2013		2012		2013		2012
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
			(Unaudited)
	(Dollars in thousands)
Net income (loss) before income taxes	$111,632	100.0%	$(20,333)	100.0%	$(34,353)	100.0%	$(36,728)	100.0%

Income tax expense (benefit) at federal statutory rate	$39,071	35.0%	$(7,117)	35.0%	$(12,024)	35.0%	$(12,855)	35.0%
State income taxes, net of federal income tax benefits	(1,008)	(0.9)	(1,116)	5.5	(1,840)	5.3	(1,874)	5.1
Cancellation of indebtedness income exclusion	(47,080)	(42.2)	—	—	—	—	—	—
Increase in valuation allowance	7,906	7.1	8,004	(39.4)	13,643	(39.7)	14,666	(39.9)
Other	1,120	1.0	48	(0.2)	40	(0.1)	73	(0.2)

Income tax expense (benefit)	$9	—%	$(181)	0.9%	$(181)	0.5%	$10	—%

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s evaluation and judgment of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant cumulative losses in the past several years as well as general business and economic trends.

At December 31, 2013 and March 31, 2013, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior fiscal years caused by the significant loss provisions associated with the loan portfolio. In addition, general uncertainty surrounding future economic and business conditions increase the potential volatility and uncertainty of projected earnings. Therefore, a valuation allowance of $119.8 million and $162.1 million at December 31, 2013 and March 31, 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of deferred tax assets (liabilities) are as follows:

	December 31,	March 31,
	2013	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$27,193	$32,275
OREO valuation allowance and other loss reserves	15,026	17,101
Federal NOL carryforwards	66,359	101,629
State NOL carryforwards	15,710	20,929
Unrealized securities losses, net	2,657	—
Other	3,141	3,629

Total deferred tax assets	130,086	175,563
Valuation allowance	(119,780)	(162,077)

Adjusted deferred tax assets	10,306	13,486
Deferred tax liabilities:
FHLB stock dividends	(820)	(1,928)
Mortgage servicing rights	(8,944)	(8,754)
Unrealized securities gains, net	—	(1,435)
Other	(542)	(1,369)

Total deferred tax liabilities	(10,306)	(13,486)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and March 31, 2013, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 19 – Earnings Per Share

Basic earnings per share for the nine months ended December 31, 2013 and 2012 and the fiscal years ended March 31, 2013 and 2012 have been determined by dividing net income (loss) available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

The computation of earnings per share for the nine months ended December 31, 2013 and 2012 and the fiscal years ended March 31, 2013 and 2012 is as follows:

	Nine Months Ended December 31,		Year Ended March 31,
	2013 (1)	2012	2013	2012
		(Unaudited)
	(In thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share—net income (loss) available to common equity	$206,918	$(30,619)	$(48,144)	$(50,429)
Denominator:
Denominator for basic earnings per share—weighted-average shares	16,989	21,247	21,247	21,248
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	16,989	21,247	21,247	21,248

Basic income (loss) per common share	$12.18	$(1.44)	$(2.27)	$(2.37)

Diluted income (loss) per common share	$12.18	$(1.44)	$(2.27)	$(2.37)

(1)	On September 27, 2013, all Legacy Common Stock was cancelled and 1,810,000,000 shares of common stock were issued pursuant to the Plan of reorganization. On October 2, 2013, as a result of the Reverse Stock Split, 9,050,000 shares of common stock were outstanding. The calculation of weighted average shares includes 21,247,000 shares of Legacy Common Stock outstanding through September 26, 2013 and 9,050,000 shares of common stock outstanding from September 27 through December 31, 2013.

Note 20 – Condensed Parent Only Financial Information

The following represents parent company only financial information:

Condensed Balance Sheets

	December 31,	March 31,
	2013	2013
	(In thousands)
Assets
Cash and cash equivalents	$5,238	$2,976
Investment in subsidiaries	196,824	116,357
Intercompany receivables from non-bank subsidiaries	95	—
Other	511	541

Total assets	$202,668	$119,874

Liabilities
Loans payable	$—	$116,300
Accrued interest and fees payable	—	60,161
Other liabilities	470	3,277

Total liabilities	470	179,738
Stockholders’ Equity (Deficit)
Total stockholders’ equity (deficit)	202,198	(59,864)

Total liabilities and stockholders’ equity (deficit)	$202,668	$119,874

Condensed Statements of Operations

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Interest income	$4	$4	$5	$7
Interest expense	7,053	14,448	19,119	17,498

Net interest expense	(7,049)	(14,444)	(19,114)	(17,491)
Equity in net income (loss) from subsidiaries	18,787	(5,519)	(14,781)	(19,498)
Non-interest income	—	4	4	413
Extinguishment of debt	134,514	—	—	—

Income (Loss) from operations	146,252	(19,959)	(33,891)	(36,576)
Reorganization costs	1,929	—	—	—
Non-interest expense	1,031	599	687	1,287

Income (loss) before income taxes	143,292	(20,558)	(34,578)	(37,863)
Income tax expense (benefit)	31,669	(406)	(406)	(1,125)

Net Income (loss)	111,623	(20,152)	(34,172)	(36,738)
Preferred stock dividends in arrears	(2,538)	(4,898)	(6,560)	(6,278)
Preferred stock discount accretion	(6,167)	(5,569)	(7,412)	(7,413)
Retirement of preferred shares	104,000	—	—	—

Net income (loss) available to common equity	$206,918	$(30,619)	$(48,144)	$(50,429)

Condensed Statements of Cash Flows

	Nine Months Ended December 31,		Year Ended March 31,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands)
Operating Activities
Net income (loss)	$111,623	$(20,152)	$(34,172)	$(36,738)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in income (income) loss of subsidiaries	(18,787)	5,519	14,781	19,498
Extinguishment of debt	(134,514)	—	—	—
Increase in accrued interest and fees payable	7,053	14,448	19,119	17,498
Costs associated with stock plan	2,922	—	—	—
Increase (decrease) in other	(2,872)	371	(3,561)	(293)

Net cash used in operating activities	(34,575)	186	(3,833)	(35)
Investing Activities
Net (increase) decrease in intercompany loans	—	—	4,225	—
Dividend received from subsidiaries	5,402	—	—	—
Capital contribution to subsidiaries	(80,205)	—	—	—

Net cash provided by (used in) investing activities	(74,803)	—	4,225	—
Financing Activities
Repayment of borrowed funds	(49,000)	—	—	—
Recapitalization transaction fees	(14,360)	—	—	—
Issuance of common stock	175,000	—	—	—

Net cash provided by (used in) financing activities	111,640	—	—	—
Increase (decrease) in cash and cash equivalents	2,262	186	392	(35)
Cash and cash equivalents at beginning of year	2,976	2,584	2,584	2,619

Cash and cash equivalents at end of year	$5,238	$2,770	$2,976	$2,584

Note 21 – Subsequent Events

Filing of Registration Statement on Form S-1

On December 20, 2013, we filed a registration statement on Form S-1 in connection with a potential initial public offering of our common stock. Certain of our current stockholders may participate as selling stockholders in the offering but they are not legally obligated to do so. The offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering.

Purchase Agreement to Sell Bank Headquarters

The Bank executed a Letter of Intent (LOI) on January 3, 2014, with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street, and the 261-stall parking ramp located at 126 South Carroll Street. Subsequently, a Purchase Agreement was executed on February 6, 2014 and the sale is expected to close in July 2014. The Bank will lease a portion of the space after the sale.

Note 22 – Quarterly Financial Data (unaudited)

Unaudited condensed financial data by quarter for the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013 is as follows:

	Quarter Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$18,877	$15,812	$13,417	$14,820	$15,205	$16,059	$16,399
Provision for credit losses	—	—	275	675	4,832	5,029	(2,803)
Non-interest income	8,002	142,679	8,852	7,503	11,844	13,056	13,498
Non-interest expense	23,125	45,232	27,375	35,668	33,849	32,842	32,645
Income (loss) before income tax expense (benefit)	3,754	113,259	(5,381)	(14,020)	(11,632)	(8,756)	55
Income tax expense (benefit)	—	9	—	—	10	(191)	—
Net income (loss)	3,754	113,250	(5,381)	(14,020)	(11,642)	(8,565)	55
Preferred stock dividends in arrears(1)	—	103,163	(1,701)	(1,662)	(1,654)	(1,634)	(1,610)
Preferred stock discount accretion	—	(4,304)	(1,863)	(1,843)	(1,853)	(1,853)	(1,863)
Net income (loss) available to common equity	3,754	212,109	(8,945)	(17,525)	(15,149)	(12,052)	(3,418)
Per Share:
Basic earnings (loss) per common share	$0.41	$10.24	$(0.42)	$(0.82)	$(0.71)	$(0.57)	$(0.16)
Diluted earnings (loss) per common share	0.41	10.24	(0.42)	(0.82)	(0.71)	(0.57)	(0.16)
Dividends per common share	—	—	—	—	—	—	—

(1)	The quarter ended 9/30/2013 includes $104.0 million for retirement of preferred shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure and control procedures as of December 31, 2013. As of December 31, 2013, the CEO and CFO have concluded that the disclosure and control procedures set forth above were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of reports that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Corporation;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made in accordance with authorizations of management and directors of the Corporaton; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Corporation assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework in 1992. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors, executive officers and key employees as of December 31, 2013:

Name	Age	Position
Chris M. Bauer	65	Director, President and Chief Executive Officer of the Company and the Bank
Richard A. Bergstrom	63	Director of the Company and the Bank
Holly Cremer Berkenstadt	58	Director of the Company
Bradley E. Cooper	47	Director of the Company
Martin S. Friedman	45	Director of the Company
David L. Omachinski	62	Director of the Company and the Bank and Chairman of the Board
Pat Richter	72	Director of the Company and the Bank
Donald F. Bertucci	64	Executive Vice President—Retail Lending Group of the Bank
Thomas G. Dolan	54	Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank
Martha M. Hayes	52	Executive Vice President—Chief Risk Officer of the Bank
Scott M. McBrair	57	Executive Vice President—Retail Banking Group of the Bank
Ronald R. Osterholz	65	Senior Vice President—Human Resources of the Bank
Mark D. Timmerman	46	Executive Vice President, Secretary and General Counsel of the Company and the Bank; Director of the Bank

Directors

Chris M. Bauer. Mr. Bauer has been a Director, President and Chief Executive Officer of the Company since June 2009. Prior to joining the Company, Mr. Bauer was an independent consultant and immediate past Chairman of the American Automobile Association, Inc.; founded First Business Bank Milwaukee in 2000, serving as its Chairman until 2003; retired as Chairman and Chief Executive Officer of Firstar Bank Milwaukee, N.A. and head of commercial banking for Firstar Corp. in 1999. Mr. Bauer is currently a member of the boards of directors of The Auto Club Group and Auto Club Insurance Association. His qualifications to serve as a Director, President and Chief Executive Officer of the Company and the Bank include his 45 years of financial services experience, with a combined 16 years as bank president at First Wisconsin Bank and Firstar Bank Milwaukee, N.A.

Richard A. Bergstrom. Mr. Bergstrom has been a Director of the Company since 1999. He is also President of Bergstrom Corporation, Wisconsin’s largest automotive retailer, with 25 dealerships across the state, and Director of the Bank. His qualifications to serve as a Director of the Company, as a member of the Compensation Committee, and as a member of the Nominating and Governance Committee include substantial senior management expertise and financial expertise as president of Bergstrom Corporation.

Holly Cremer Berkenstadt. Ms. Berkenstadt has been a Director of the Company since 1994. She is the former Chairman of the Board and Director of Wisconsin Cheeseman, Inc., a direct food and gift company located in Sun Prairie, Wisconsin. She is also Director of the Cremer Foundation and serves as a Director of several not-for-profit boards. Her qualifications to serve as a Director of the Company and a member of the Audit Committee include substantial senior management expertise and financial expertise.

Bradley E. Cooper. Mr. Cooper has been a Director of the Company since December 2013. He is a founding partner of Capital Z Partners, a private equity fund focused on investing in the financial services sector. Prior to founding Capital Z in 1990, Mr. Cooper was an investment banker in the Financial Institutions Group of Salomon Brothers. Mr. Cooper currently serves as a director of several Capital Z Partners portfolio companies. As an experienced investor in the financial services industry, Mr. Cooper has developed an extensive network of contacts throughout the industry. He regularly speaks at industry conferences as an expert on acquisitions and investments in the financial services companies.

Martin S. Friedman. Mr. Friedman has been a Director of the Company since December 2013. He is co-founder of FJ Capital Management, an investment fund firm based in McLean, Virginia, and has served as its CEO since 2008. He was previously Director of Research for Friedman, Billings, Ramsey Group, a research and securities trading firm, from 1998 to 2007. Prior to that, he was a securities analyst with the same firm from 1992 to 1998. He has been a member of the Board of Directors of Reston, VA-based commercial bank Access National since 2009. Mr. Friedman also served on the Board of Directors for Guaranty Savings Bank in Metairie, Louisiana from 2008 to 2009. Mr. Friedman has over 25 years of experience in and around the commercial and investment banking industries, in which he applied and developed skills in financial analysis with an expertise in financial institutions, corporate finance, SEC and banking compliance and management.

David L. Omachinski. Mr. Omachinski has been a Director of the Company since 2002. Mr. Omachinski is currently serving as an independent business consultant. He has been the Chairman of the Board since June 2009 and Lead Director of the Board from February 2009 to June 2009. He was President & Chief Executive Officer (from October 2005 to August 2006) of Magnum Products, LLC., a company which supplies light towers, mobile generators, trash pumps and other construction equipment for a variety of industries. Prior thereto, he was President & Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating & Financial Officer, and Treasurer (since 2002) and Vice President-Finance, Chief Financial Officer & Treasurer (since 1993) of OshKosh B’Gosh, Inc. He is also Director of Bioanalytical Systems, Inc. since 2009. His qualifications to serve as a Director of the Company and as Chair of the Audit Committee include his education and training in finance and accounting, substantial senior management experience and financial expertise. He is a Certified Public Accountant, has practiced with a public accounting firm and has served in various executive capacities. He meets the requirements of an Audit Committee financial expert.

Pat Richter. Mr. Richter has been a Director of the Company since 1990. He is also Director of Athletics-Emeritus at the University of Wisconsin-Madison and Emeritus Director of the Board of the Green Bay Packers, Green Bay, Wisconsin and was previously Vice President of Personnel at Oscar Mayer Foods. He was a member of the Board of Directors at Meriter Health Services, Madison, Wisconsin, until June 2013. Mr. Richter is currently serving as a consultant for several business organizations. His qualifications to serve as a Director of the Company, as a member of the Nominating and Governance Committee, and as Chair of the Compensation Committee include his substantial senior management experience.

Executive Officers and Key Employees

Donald F. Bertucci. Mr. Bertucci is currently Executive Vice President—Retail Lending Group of the Bank. Mr. Bertucci joined the Bank in 1972. Mr. Bertucci currently oversees the Bank’s residential lending and consumer lending efforts. Mr. Bertucci is an associate member of the Realtors Association of South Central Wisconsin and a member of the Madison Area Mortgage Bankers Association.

Thomas G. Dolan. Mr. Dolan is currently Executive Vice President, Chief Financial Officer and Treasurer of the Company and of the Bank. Mr. Dolan joined the Company and the Bank in March 2011, following a consulting arrangement with the Company and the Bank since January 2009. Mr. Dolan oversees the Bank’s Treasury Management, Finance, Accounting and Management Information Systems areas. Mr. Dolan has more than 25 years of experience with LaSalle Bank and Bank of America and was the owner and Managing Director of Northern Pointe Consulting, a financial institution consulting firm since 2009.

Martha M. Hayes. Ms. Hayes currently serves as Executive Vice President-Chief Risk Officer of the Bank. She joined the Bank as its Chief Credit Risk Officer on July 31, 2009. She previously served as President and Managing Director of Merrill Lynch Business Financial Services in Chicago from 2004 to 2008. Prior to that role, she served in a variety of related capacities beginning in 1987 for Wachovia Corporation, including Senior Vice President and Director of Commercial Loan Products and Chief Operating Officer for Wachovia’s Risk Management Division, Business Credit Solutions.

Scott M. McBrair. Mr. McBrair is Executive Vice President—Retail Banking Group of the Bank. He oversees the Bank’s branch network, Marketing, Bank Operations and Anchor Investment Services. Prior to joining Anchor in January 2011, Mr. McBrair consulted for First Niagara Bank after serving as the Executive Vice President-Retail Banking at Webster Bank from 2005 to 2009. He began his banking career at Bank One, now JPMorgan Chase, where he served in a variety of Retail Banking assignments over a 21 year span from 1983 to 2005 with the latest being Executive Vice President-Retail Region Manager.

Ronald R. Osterholz. Mr. Osterholz is Senior Vice President-Human Resources of the Bank. Mr. Osterholz joined the Bank in 1973 and previously served as Savings Officer, Branch Manager and Branch Coordinator. Mr. Osterholz currently oversees the Bank’s Human Resources and Training departments. Mr. Osterholz is active in the University of Wisconsin-Madison Alumni Association functions, on the Board of the University of Wisconsin-Platteville Foundation and is in various civic organizations and clubs.

Mark D. Timmerman. Mr. Timmerman currently serves as Executive Vice President, Secretary and General Counsel of the Company and the Bank, and he is a Director of the Bank. Mr. Timmerman oversees the Bank’s legal and compliance areas. Mr. Timmerman previously served as a Director of the Company and as Executive Vice President of the Bank. Mr. Timmerman has been a member of the State Bar of Wisconsin since 1994.

CORPORATE GOVERNANCE

Director Independence

The Board has adopted the following standards for director independence in compliance with rules of the SEC and generally consistent with corporate governance listing standards for companies listed on the NASDAQ Global Market:

•	No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us);

•	A director who is an employee, or whose immediate family member is an executive officer of ours is not “independent” until three years after the end of such employment relationship;

•	A director who receives, or whose immediate family member receives, more than $120,000 per year in direct compensation from us or any of our subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not “independent” until three years after he or she ceases to receive more than $120,000 per year in such compensation;

•	A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of ours is not “independent” until three years after the end of the affiliation or the employment or auditing relationship;

•	A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee is not “independent” until three years after the end of such service or the employment relationship; and

•	A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a charity to which we donate or a company that makes payments to, or received payments from, us for property or services in an amount which, in any single fiscal year, exceeds the greater of $200,000 or 5% of such other charity’s or company’s consolidated gross revenues, is not “independent” until three years after falling below such threshold.

The independence standards listed above were adopted prior to the effectiveness of the Plan of Reorganization and continue to be in force.

Based on its review of the independence of directors, the Board has determined that each member of the Board, except Mr. Bauer meets the aforementioned independence standards. Mr. Bauer does not meet the aforementioned independence standards because he is the President and Chief Executive Officer of the Company and of the Bank.

The independent directors regularly meet in executive session without Mr. Bauer.

The Board and Its Committees

Audit Committee. The Audit Committee of the Board provides assistance to the Board in fulfilling its oversight responsibility to the stockholders of the Company relating to:

•	Monitoring the quality and integrity of our financial reporting process, financial statements and systems of internal controls regarding finance and accounting, including reviewing our annual report and quarterly reports;

•	Reviewing our corporate compliance policies and monitoring compliance with our Code of Business Conduct and Ethics, a copy of which is available on the Company’s website at www.anchorbank.com, and other compliance policies with legal and regulatory requirements, including reviewing any significant case of employee conflict of interest or misconduct;

•	Monitoring the qualifications, independence and performance of the independent auditors, including approving in advance all audit and non-audit engagements;

•	Retaining and determining the compensation of the independent auditors;

•	Monitoring our financial, litigation and compliance risks; and

•	Reporting to the Board as appropriate.

The Audit Committee is empowered to appoint, compensate and oversee the work of the Company’s independent registered public accounting firm and to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and the authority to engage and retain independent counsel and other advisors as it determines necessary to carry out its duties. In connection with the Plan of Reorganization, the composition of the Audit Committee changed. The members of the Audit Committee currently include Ms. Holly Cremer Berkenstadt and Messrs. David Omachinski and Pat Richter. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the NASDAQ Global Market and the Company’s corporate governance guidelines.

The Board has determined that Messrs. Omachinski and Richter meet the standard of “Audit Committee Financial Expert,” as defined by the SEC, and that each member of the Audit Committee is independent from management and financially literate, as defined by the NASDAQ Global Market listing standards.

Compensation Committee. The Compensation Committee evaluates, oversees and approves the compensation and benefits policies for our executive officers. It conducts its duties consistent with a written charter, assists the Board in fulfilling its responsibilities for overseeing the compensation of our executive officers and is responsible for the following:

•	Reviewing and approving corporate goals and objectives relevant to CEO compensation and evaluating the CEO’s performance in light of such goals and objectives;

•	Recommending to the Board the compensation and benefits for the CEO considering (at a minimum) the Company’s performance, relative stockholder return and the value of compensation granted to CEO’s at comparable or peer companies;

•	Setting compensation for our executive officers other than the CEO, after consideration of the CEO’s recommendations;

•	In accordance with the American Recovery and Reinvestment Act of 2009 (the “ARRA”), meeting at least semi-annually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the Company, to ensure that such plans do not encourage employees to take unnecessary and excessive risks; and, to the extent required by EESA, reviewing, at least annually “Senior Executive Officer” (“SEO” as defined in EESA) compensation, to ensure SEO compensation does not encourage such officers to take unnecessary and excessive risks;

•	Maintaining compensation practices that are consistent with applicable market standards and compliant with applicable regulatory requirements;

•	Recommending to the Board the approval, amendment and termination of any of our plans that permit awards of our common stock;

•	Approving significant amendments to the retirement plans, severance plans, deferred compensation plans or any other compensation or benefit plans in which our executive officers participate;

•	Overseeing our policies on structuring compensation programs for executive officers to preserve tax deductibility and to establish and certify, as and when required, the attainment of performance goals pursuant to the U.S. tax code;

•	Discussing and reviewing with management the disclosure regarding compensation and benefit matters and the Compensation Discussion and Analysis (“CD&A”) in the annual proxy statement, and recommending to the full Board whether the CD&A should be included in the annual proxy statement; and

•	Producing the Compensation Committee Report for inclusion in our annual proxy statement or in our Annual Report filed on Form 10-K, in accordance with applicable regulations.

The members of this committee are Ms. Holly Cremer Berkenstadt and Messrs. Richard Bergstrom, Martin Friedman and Pat Richter. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the NASDAQ Global Market and the Company’s corporate governance guidelines.

Nominating and Governance Committee. The Nominating and Governance Committee of the Board evaluates and makes recommendations to the Board for the election of directors and evaluation of the Company’s corporate governance practices and policies. The members of this committee are Ms. Holly Cremer Berkenstadt and Messrs. Richard Bergstrom and Bradley Cooper. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the NASDAQ Global Market and the Company’s corporate governance guidelines.

The Nominating and Governance Committee proposes a slate of directors for election by our stockholders at each annual meeting and appoints candidates to fill any vacancies on the Board. In addition, the Nominating and Governance Committee assists the Board with:

•	Identifying and recommending qualified candidates to fill positions on the Board and its committees;

•	Recommending to the Board the compensation and benefits for directors;

•	Overseeing the evaluation of the structure, duties, size, membership and functions of the Board and its committees, as appropriate, including advising the Board as to whether any director has a conflict of interest;

•	Overseeing the evaluation of the Board and its committees and members;

•	Overseeing corporate governance, including developing and recommending corporate governance guidelines and policies;

•	Overseeing the succession planning process for the Company’s Chief Executive Officer, executive officers and senior managers holding significant positions within the Company; and

•	Reviewing disclosures in our annual proxy statement, including any stockholder proposals and any statements in opposition.

We have amended and adopted the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee to implement the listing standards of the NASDAQ Global Market and the Company’s corporate governance guidelines. Such charters were adopted and amended prior to the effectiveness of the Plan of Reorganization and continue to be in force. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. You can access our committee charters and our Code of Business Conduct and Ethics at our website at www.anchorbank.com or by writing to us at 25 West Main Street, Madison, Wisconsin 53703, Attention Mark D. Timmerman, Executive Vice President, Secretary and General Counsel.

Statement on Corporate Governance

We have reviewed the provisions of the Sarbanes-Oxley Act of 2002, EESA and ARRA and the SEC rules regarding corporate governance policies and procedures and are in compliance with the rules and listing standards. As of November 21, 2011 our Common Stock was delisted from NASDAQ and began trading on the OTCQB, a division of the OTC Market Group, Inc. Subsequently, as of September 27, 2013 pursuant to the Plan of Reorganization all legacy common stock was cancelled. We continue to make all required filings with the SEC. We have amended and adopted the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee to implement the rules and standards. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. You can access our committee charters and our Code of Business Conduct and Ethics at our website at www.anchorbank.com or by writing to us at 25 West Main Street, Madison, Wisconsin 53703, Attention Mark D. Timmerman, Executive Vice President, Secretary and General Counsel.

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

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board is responsible for providing independent oversight of the Company’s financial statements and the financial reporting process, the systems of internal controls over financial reporting, the internal audit function, the annual independent audit of the Company’s financial statements and of the Company’s internal controls over financial reporting. The Board of Directors has determined that each member of the Audit Committee (Holly Cremer Berkenstadt, David L. Omachinski and Pat Richter) is “independent”, as defined in the current listing standards of the NASDAQ and the SEC rules relating to audit committees. In addition, the Board has determined that each Audit Committee member satisfies the financial literacy requirements of NASDAQ and that Messrs. Omachinski and Richter each qualify as an independent “Audit Committee Financial Expert” within the meaning of applicable rules of the SEC. While the Company is no longer required to comply with the NASDAQ listing standards, it has voluntarily chosen to do so.

In accordance with its written charter adopted by the Board, the Audit Committee assisted the Board in fulfilling its oversight responsibilities with respect to (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent auditor’s qualifications and independence; and (iv) the performance of our internal audit function and independent auditors. The Audit Committee reviewed and discussed with management, the audited financial statements for the nine months ending December 31, 2013. The Audit Committee also discussed the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, with the Company’s independent auditors, McGladrey LLP. The Audit Committee also received written disclosure and the letter from McGladrey LLP as required by Public Company Accounting Oversight Board Rule 3526, and discussed with McGladrey LLP its independence.

Based upon the Audit Committee’s discussions with management and the independent registered public accounting firm and the Audit Committee’s review of the representations of management and the independent registered public accounting firm, the Audit Committee recommended to the Board the inclusion of the audited consolidated financial statements in the Company’s Annual Report on form 10-K/T for the nine months ended December 31, 2013, to be filed with the SEC.

Members of the Audit Committee:

David L. Omachinski, Chair

Holly Cremer Berkenstadt

Pat Richter

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee serves as an officer or employee of the Company. None of the Company’s executive officers serve as a member of the Compensation Committee of any other company that has an executive officer serving as a member of the Board. None of the Company’s executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member the Company’s Compensation Committee.

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

The following table sets forth information concerning compensation paid or accrued by the Company and the Bank to each member of the board of directors during the nine months ended December 31, 2013.

Director Compensation. There were no stock awards, non-equity incentive plan compensation or above-market or preferential earnings on deferred compensation to any of the non-employee directors in nine months ended December 31, 2013.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Richard A. Bergstrom	$31,050	$—	$31,050
Holly L. Cremer Berkenstadt	15,750	—	15,750
Bradley E. Cooper	1,125	—	1,125
Martin S. Friedman	1,125	—	1,125
David L. Omachinski	82,575	1,355	83,930
Pat Richter	27,450	—	27,450

(1)	Includes meeting, committee and board and committee chairmanship fees.
(2)	Includes interest paid on Mr. Omachinski’s deferred compensation plan from Fox Cities Bank.

Directors’ Stock Option Plans. We adopted our 2001 Stock Option Plan for non-employee directors (the “2001 Directors’ Plan”) which provided for the grant of non-qualified stock options to non-employee directors of the Company and the Bank. During the nine months ended December 31, 2013, no stock options were granted. The 2001 Directors’ Plan was cancelled pursuant to the Plan of Reorganization. Also, pursuant to the Plan of Reorganization, all Legacy Common Stock and related securities were cancelled. Each non-officer director had no equity awards outstanding at December 31, 2013:

Name	Option Awards	Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Stock Awards
Richard A. Bergstrom	—	—
Holly L. Cremer Berkenstadt	—	—
Bradley E. Cooper	—	—
Martin S. Friedman	—	—
David L. Omachinski	—	—
Pat Richter	—	—

As of December 31, 2013, there were no options issued or outstanding.

Directors’ Deferred Compensation Plan. The Company and the Bank maintain plans under which members of their Boards of Directors may elect to defer receipt of all or a portion of their director’s fees. Under the plans, the Company and the Bank are obligated to pay the deferred fees, semi-annually over a five-year period together with interest at a stated rate, upon the participating director’s resignation from the board of directors. During the nine months ended December 31, 2013, no director deferred funds pursuant to these deferred compensation plans.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC by specific dates. Based on representations of its directors and executive officers and copies of the reports that they have filed with the SEC, we believe that all of these filing requirements were satisfied by the Company’s directors and executive officers during the year ending December 31, 2013, with the exception of initial Form 3 filings for Messrs. Cooper and Friedman, having been filed on February 25, 2014 and March 5, 2014, respectively, and Capital Z Partners III, L.P. and Bridge Equities III, LLC, having been filed on February 25, 2014 and March 5, 2014, respectively.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Administration

Our Compensation Committee is responsible for all compensation, including equity compensation, of our named executive officers (“NEOs”). The Compensation Committee consists of Ms. Holly Cremer Berkenstadt and Messrs. Richard A. Bergstrom, Martin Friedman and Pat Richter, Chair. The Compensation Committee sets the strategic direction for our executive compensation policies and programs and helps ensure management’s execution and compliance with that strategic direction. It also oversees administration of certain of our compensation and benefit arrangements. It sets the compensation of the Chief Executive Officer (the “CEO”) and, with input from the CEO, establishes compensation for the other NEOs.

Our compensation philosophy envisions offering competitive total compensation and rewarding financial performance results that drive stockholder value. Through our executive compensation program, we strive to align the financial interests of our executive officers with the long-term interests of our stockholders, motivate our executive officers to achieve our strategic goals and attract and retain high performing executive officers to increase long-term and sustainable profitability, all within the parameters of prudent risk management requirements and a highly regulated industry, as well as the compensation restrictions that we have previously operated under. We believe in the concept of structuring a significant portion of the value of our executives’ total compensation in a form to motivate them to take actions that will favorably impact our long-term and sustainable profitability without creating undue risk, as well as long-term stockholder value. Our compensation program strives to offer competitive pay packages in order for us to retain our executive talent and to attract talented executives.

We believe each compensation element is important in achieving our strategic plan objectives for the compensation programs, which in turn reflect the Board’s objectives for us. Annual non-equity incentive payments should be properly structured to be paid in amounts that are dependent on financial performance relative to our performance as compared to our peer group. Equity awards in the form of restricted stock subject to long term vesting schedules serve to retain executives and keep a portion of executives’ compensation tied to the long-term value created in the Company.

Prior to the Plan of Reorganization, our executive compensation was governed by the Interim Final Rule on TARP Standards for Compensation and Corporate Governance (the “Interim Final Rule”) issued by the U.S. Treasury in June 2009 under the ARRA. We were subject to the Interim Final Rule due to our participation in the TARP CPP.

For our senior executive officers, including the NEOs, the Interim Final Rule prohibited or limited certain components of our executive compensation program, including:

•	payment or accrual of annual and long-term incentive compensation;

•	granting of stock options (except for long-term restricted stock);

•	certain retirement benefits; and

•	potential payments upon termination of employment or change of control (severance payments) that the executive officers or covered employees might otherwise have been eligible to receive.

As a result, during the nine months ended December 31, 2013, which represents the Company’s new fiscal year end, the primary means available to us for compensating NEOs and other employees covered under the Interim Final Rule were limited to cash salary, and, on a limited basis, restricted stock. Following the Effective Date, we were no longer subject to the limitations set forth by the Interim Final Rule. As a result, the Compensation Committee engaged McLagan, a management consulting firm, to assist it in the process of reevaluating our executive and Board of Directors’ compensation program based on our philosophy set forth above, including the Company’s peer group, as well as best practice elements of a comprehensive executive compensation program.

Peer Group Review

The Compensation Committee has historically used peer group information as a general check to confirm that the compensation levels of our NEOs are generally aligned with levels of our peers. For the nine months ended December 31, 2013, our peer group included eight publicly traded bank and thrift holding companies (listed below) that range in asset size from $2.0 billion to $9.7 billion and which are engaged in similar lines of business as us. The median size of the companies in this group was $4.8 billion in assets compared to our $2.1 billion in assets as of December 31, 2013. Our management provided input as to the constituents of this peer group to the Compensation Committee. This peer group is used for comparison of compensation levels for the NEOs and for comparing our business performance to demonstrate pay-for-performance and other pay practices.

•	Bank Mutual Corporation

•	Chemical Financial Corp.

•	First Busey Corporation

•	First Financial Bancorp

•	Independent Bank Corporation

•	Old National Bancorp

•	Old Second Bancorp, Inc.

•	Park National Corp.

As part of the engagement of McLagan, the Compensation Committee is evaluating the current composition of the Company’s peer group.

Nine Months Ended December 31, 2013 (Company’s new fiscal year end)

The Compensation Committee evaluates the base salary of the CEO and the other NEOs each year and approves any changes to base salaries after reviewing peer group information. The Compensation Committee also noted approval of the stockholder advisory vote on executive compensation at the 2012 Annual Meeting of Stockholders and determined that no changes in the compensation process were required as a result of that vote. There was no 2013 Annual Meeting of Stockholders.

For the nine months ended December 31, 2013, our executive compensation was primarily impacted by our financial performance.

For the nine months ended December 31, 2013, the Compensation Committee took the following actions with regard to executive compensation:

•	restored, and in certain cases, increased, the base salary for certain NEOs;

•	continued the suspension of any non-equity incentive plan payments for the NEOs and for other senior management; and

•	continued the suspension of any long-term equity incentive awards for the NEOs and for other senior management.

The Elements of Executive Compensation

The Compensation Committee believes that an effective executive compensation program includes the following:

Short Term

Base Salary. Our objective is to pay a base salary that is competitive with that of peer companies to reward performance and to enable it to attract and retain the top talent that we need to manage its business. Base salary is set each year taking into account market compensation data, as well as the performance level of the executive and the competency level demonstrated in the past. Changes in base salary are market-based and typically effective in the first quarter of each year. Although we do not formally benchmark base salary amounts for NEOs and other executive officers to selected competitors or peer group averages, we believe the base salaries for the NEOs are directionally consistent and appropriately aligned with competitive norms.

Non-Equity Incentive Plan. The Compensation Committee acknowledges the competitive marketplace’s need to have a non-equity incentive plan as a meaningful part of our overall executive compensation plan. As part of the McLagan engagement, the Compensation Committee is evaluating its approach with respect to the creation of a new non-equity incentive plan utilizing peer group data and best practices in executive compensation trends and corporate governance.

Long Term

Long-Term Equity Incentive Awards. We believe it is in the best interests of stockholders to have a meaningful portion of executives’ compensation comprised of stock-based compensation in order to closely align executives’ interests with those of stockholders. In contrast to other components of our executive compensation program, the determination of equity compensation amounts has historically been a discretionary process that takes into account a number of factors, but is not formulaic. We have historically awarded stock-based compensation to executives in the form of stock options. Beginning in fiscal 2007, however, we changed this approach and began granting equity compensation in the form of restricted stock. In connection with the Plan of Reorganization, all of our Legacy Common Stock, including shares held pursuant to any equity incentive plans, were cancelled and we discontinued providing long-term equity incentive awards. As part of the McLagan engagement, the Compensation Committee is evaluating its approach with respect to the use of long-term equity incentive awards in the future as a means of creating the proper incentive to focus executives on achieving long-term value for our stockholders and to serve as a key-employee retention tool.

Retirement Plans

All of the NEOs participate in the 401(k) Plan. The Bank reinstated the employer matching contributions of our 401(k) Plan as of January 1, 2013.

Perquisites

Historically, we provided the NEOs with perquisites and other personal benefits that we believe are reasonable relative to our peer group and consistent with our overall compensation program so as to better enable us to attract and retain superior employees for key positions. This approach has changed in recent years and all perquisites have been discontinued, except as contractually required. The incremental costs to us of providing these perquisites and other personal benefits to the NEOs for the nine months ended December 31, 2013 are included in the Summary Compensation Table under the “All Other Compensation” column.

Employment Agreements and Change in Control Agreements

We are currently party to employment agreements or arrangements with our NEOs, except for Mr. Bauer. These agreements or arrangements with the NEOs are customary in the banking industry and for public companies in general and we believe they are important for gaining assurances that the primary individuals responsible for leading us remain committed to us. We had an employment agreement in place with Mr. Bauer that expired on June 23, 2013. Ms. Hayes and Messrs. Dolan, McBrair and Timmerman executed employment agreements on July 1, 2013.

We are party to severance agreements with certain other non-executive officers, which provide for certain financial protection in the event of termination of employment following a change in control. We believe these agreements are important from both a retention standpoint as well as to provide us with some degree of assurance that executives will remain focused on operating our business and insuring a smooth transition in the event of a change-in-control despite personal uncertainty and disruption arising from the circumstances.

Employment Agreements

All of our NEOs’ employment agreements or arrangements are subject to the restrictions pertaining to executive compensation contained in the Interim Final Rule and ARRA and any amendments thereto or regulations promulgated thereunder, as well as customary non-disclosure, non-disparagement and similar provisions. As part of the McLagan engagement, the Compensation Committee is evaluating its approach with respect to the use of employment agreements going forward as a means of creating the proper incentive to focus executives on achieving long-term value for our stockholders and to serve as a key employee retention tool.

Chris M. Bauer

Chris M. Bauer has been retained as our President and Chief Executive Officer and Chief Executive Officer of the Bank since 2009. Effective June 23, 2011, the Company and Bank entered into a two year employment agreement, replacing a prior arrangement and retaining Mr. Bauer as President and Chief Executive Officer of each of us and the Bank through June 22, 2013. While that agreement has expired in accordance with its terms, we are continuing to compensate Mr. Bauer in accordance with the terms of that agreement. The employment agreement provided for a salary of $700,000 per year (beginning in fiscal 2013, the salary was reduced to $615,000 in accordance with an across-the-board salary reduction for all senior executives) and affords Mr. Bauer the same benefits provided to other executive officers or as may be authorized and approved by the Board. If Mr. Bauer voluntarily resigns, he is required to provide the Bank with thirty days advance written notice. If he resigns or is terminated for any reason, his salary may be continued for up to an additional thirty days, but only if he assists the Bank in the winding up and transitioning of his duties during that period. Upon termination of employment for any reason, including a change-in-control, Mr. Bauer is entitled only to compensation or benefits accrued prior to his termination date. If the OCC or FDIC requires Mr. Bauer’s agreement to be terminated, all our obligations and obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. Bauer’s agreement to be suspended, the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Bauer shall receive all compensation withheld during the suspension.

Thomas Dolan

Thomas Dolan is our Executive Vice President, Chief Financial Officer and Treasurer and the Bank’s Executive Vice President, Chief Financial Officer and Treasurer. Effective July 1, 2013, the Bank entered into a one year employment agreement, replacing a prior arrangement and retaining Mr. Dolan as the Bank’s Executive Vice President, Chief Financial Officer and Treasurer through June 30, 2014. The employment agreement provides for a salary of $432,000 per year and affords Mr. Dolan the same benefits provided to other executive officers or as may be authorized and approved by the Board. If Mr. Dolan voluntarily resigns, he is required to provide the Bank with thirty days advance written notice. If he resigns or is terminated for any reason, his salary may be continued for up to an additional thirty days, but only if he assists the Bank in the winding up and transitioning of his duties during that period. Upon termination of employment for any reason, including a change-in-control, Mr. Dolan is entitled only to compensation or benefits accrued prior to his termination date. If the OCC or FDIC requires Mr. Dolan agreement to be terminated, all obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. Dolan’s agreement to be suspended, the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Dolan shall receive all compensation withheld during the suspension.

Martha M. Hayes

Martha M. Hayes is the Bank’s Executive Vice President – Chief Risk Officer. Effective July 1, 2013, the Bank entered into a one year employment agreement, replacing a prior arrangement and retaining Ms. Hayes as the Bank’s Executive Vice President – Chief Risk Officer through June 30, 2014. The employment agreement provides for a salary of $432,000 per year and affords Ms. Hayes the same benefits provided to other executive officers or as may be authorized and approved by the Board. If Ms. Hayes voluntarily resigns, she is required to provide the Bank with thirty days advance written notice. If she resigns or is terminated for any reason, her salary may be continued for up to an additional thirty days, but only if she assists the Bank in the winding up and transitioning of her duties during that period. Upon termination of employment for any reason, including a change-in-control, Ms. Hayes is entitled only to compensation or benefits accrued prior to her termination date. If the OCC or FDIC requires Ms. Hayes’s agreement to be terminated, all obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Ms. Hayes’s agreement to be suspended, the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Ms. Hayes shall receive all compensation withheld during the suspension.

Scott M. McBrair

Scott M. McBrair is the Bank’s Executive Vice President – Retail Banking. Effective July 1, 2013, the Bank entered into a one year employment agreement, replacing a prior arrangement and retaining Mr. McBrair as the Bank’s Executive Vice President – Retail Banking through June 30, 2014. The employment agreement provides for a salary of $432,000 per year and affords Mr. McBrair the same benefits provided to other executive officers or as may be authorized and approved by the Board. If Mr. McBrair voluntarily resigns, he is required to provide the Bank with thirty days advance written notice. If he resigns or is terminated for any reason, his salary may be continued for up to an additional thirty days, but only if he assists the Bank in the winding up and transitioning of his duties during that period. Upon termination of employment for any reason, including a change-in-control, Mr. McBrair is entitled only to compensation or benefits accrued prior to his termination date. If the OCC or FDIC requires Mr. McBrair’s agreement to be terminated, all obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. McBrair’s agreement to be suspended, the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. McBrair shall receive all compensation withheld during the suspension.

Mark D. Timmerman

Mark D. Timmerman is our Secretary and Executive Vice President – General Counsel and the Bank’s Secretary and Executive Vice President – General Counsel. Effective July 1, 2013, the Bank entered into a one year employment agreement, replacing a prior arrangement and retaining Mr. Timmerman as the Bank’s Executive Vice President – General Counsel through June 30, 2014. The employment agreement provides for a salary of $240,000 per year and affords Mr. Timmerman the same benefits provided to other executive officers or as may be authorized and approved by the Board. If Mr. Timmerman voluntarily resigns, he is required to provide the Bank with thirty days advance written notice. If he resigns or is terminated for any reason, his salary may be continued for up to an additional thirty days, but only if he assists the Bank in the winding up and transitioning of his duties during that period. Upon termination of employment for any reason, including a change-in-control, Mr. Timmerman is entitled only to compensation or benefits accrued prior to his termination date. If the OCC or FDIC requires Mr. Timmerman’s agreement to be terminated, all obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. Timmerman’s agreement to be suspended, the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Timmerman shall receive all compensation withheld during the suspension.

Security Ownership Guidelines

The Compensation Committee has not established any stock ownership guidelines for the NEOs and other senior officers, or for our outside directors.

Executive Compensation

The following table sets forth a summary of certain information concerning the compensation awarded to or paid by us or our subsidiaries for services rendered in all capacities during the last fiscal year to our principal executive officer and our principal financial officer as well as our three other highest compensated executive officers (the “named executive officer(s)” or “NEO(s)”). On the Effective Date, pursuant to the Plan of Reorganization, all shares of the outstanding Legacy Common Stock, including shares held as treasury stock and in any stock incentive plans, were cancelled for no consideration.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Chris M. Bauer	Dec-13	$500,000	$—	$13,542	$513,542
President and Chief Executive Officer of the Company and the Bank	Mar-13	$615,000	$—	$17,384	$632,384
Thomas G. Dolan	Dec-13	$303,500	$—	$509	$304,009
Executive Vice President, Chief Financial Officer of the Company and the Bank	Mar-13	$358,750	$—	$454	$359,204
Mark D. Timmerman	Dec-13	$180,000	$—	$5,692	$185,692
Executive Vice President, Secretary, General Counsel of the Company and the Bank	Mar-13	$267,500	$51,793	$2,440	$321,733
Martha M. Hayes	Dec-13	$313,500	$—	$5,080	$318,580
Executive Vice President—Chief Risk Officer of the Bank	Mar-13	$400,500	$—	$3,743	$404,243
Scott M. McBrair	Dec-13	$303,500	$—	$5,360	$308,860
Executive Vice President—Retail Banking of the Bank	Mar-13	$358,750	$—	$3,231	$361,981

(1)	On December 18, 2013, the Board approved a change in the Company’s fiscal year end from March 31 to December 31. Compensation and benefit totals herein reflect nine months ended December 31, 2013 and twelve months ended March 31, 2013.
(2)	Reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718, of restricted stock awarded under our 2004 Equity Incentive Plan and thus may include amounts from awards granted in and prior to 2007. The assumptions used in the calculation of these amounts are included in the notes to the audited consolidated financial statements included elsewhere in this transition report. Market value of shares vesting during the fiscal year ended March 31, 2013 was $6,715 for Mr. Timmerman.
(3)	The amounts listed as “All Other Compensation” in the “Summary Compensation Table” above include Company contributions to the AnchorBank 401(k) Plan, dividends paid on restricted stock, directors fees received from the Company and/or the Bank, Company contributions to non-qualified deferred compensation plans, life insurance premiums paid by the Company and the imputed personal use of Company-owned vehicles, if applicable, which are listed in the table below:

	Year	Company Matching Contribution to 401(k) Plan	Life Insurance Premiums	Imputed Personal Use of Company- Owned Vehicles	Total
Chris M. Bauer	Dec-13	$3,128	$674	$9,740	$13,542
	Mar-13	$4,522	$861	$12,001	$17,384
Thomas G. Dolan	Dec-13	$—	$509	$—	$509
	Mar-13	$—	$454	$—	$587
Mark D. Timmerman	Dec-13	$5,356	$336	$—	$5,692
	Mar-13	$1,844	$596	$—	$2,440
Martha M. Hayes	Dec-13	$4,622	$458	$—	$5,080
	Mar-13	$3,028	$715	$—	$3,743
Scott M. McBrair	Dec-13	$4,959	$401	$—	$5,360
	Mar-13	$2,691	$540	$—	$3,231

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each NEO as of December 31, 2013. In connection with the Plan of Reorganization, all securities owned pursuant to such equity awards were cancelled.

	Options Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Chris M. Bauer	—	—	—	—	—
Thomas G. Dolan	—	—	—	—	—
Mark D. Timmerman	—	—	—	—	—
Martha M. Hayes	—	—	—	—	—
Scott M. McBrair	—	—	—	—	—

Option Exercises And Stock-Vested

The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested for the NEOs during the nine-months ended December 31, 2013.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Chris M. Bauer	—	$—	—	$—
Thomas G. Dolan	—	$—	—	$—
Mark D. Timmerman	—	$—	—	$—
Martha M. Hayes	—	$—	—	$—
Scott McBrair	—	$—	—	$—

Non-Qualified Deferred Compensation

The following table sets forth information concerning the Excess Benefit Plan and the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Chris M. Bauer	$—	$—	$—	$—	$—
Thomas G. Dolan	—	—	—	—	—
Mark D. Timmerman	—	—	—	—	—
Martha M. Hayes	—	—	—	—	—
Scott McBrair	—	—	—	—	—

Termination and Change in Control Payments and Benefits

The following table describes the potential payments to the NEOs upon an assumed termination of employment or a change in control as of December 31, 2013. Mr. Bauer’s employment contract, the terms of which we continue to comply with, required compliance with the provisions of EESA and ARRA, which nullified the payment of certain benefits. Pursuant to the C&D Orders, there are restrictions on the ability of the Bank or Company to make any golden parachute payment or any prohibited indemnification payment as those terms are defined in applicable regulations.

	Chris M. Bauer	Thomas G. Dolan	Mark D. Timmerman	Martha M. Hayes	Scott M. McBrair
Disability
Base Salary	—	—	—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$45,879	$55,382	$37,612	$34,621	$52,046
Other Benefits(1)	—	—	—	—	—

Total(2)	$45,879	$55,382	$37,612	$34,621	$52,046

Death(3)
Base Salary	—	—	—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$45,879	$55,382	$37,612	$34,621	$52,046
Other Benefits(1)	—	—	—	—	—

Total(2)	$45,879	$55,382	$37,612	$34,621	$52,046

For Cause; Voluntary Resignation
Base Salary	—	—	—	—	—
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$45,879	$55,382	$37,612	$34,621	$52,046
Other Benefits(1)	—	—	—	—	—

Total(2)	$45,879	$55,382	$37,612	$34,621	$52,046

Change in Control	—	—	—	—	—
Base Salary	—	—	—	—	—

	Chris M. Bauer	Thomas G. Dolan	Mark D. Timmerman	Martha M. Hayes	Scott M. McBrair
Incentive Compensation	—	—	—	—	—
Early Vesting of Restricted Shares	—	—	—	—	—
Accrued and Unused Vacation	$45,879	$55,382	$37,612	$34,621	$52,046
Other Benefits(1)	—	—	—	—	—

Total(2)	$45,879	$55,382	$37,612	$34,621	$52,046

(1)	Examples of Other Benefits would include automobile allowance, insurance benefits and club dues.
(2)	The total amounts shown exclude the following: (i) the value of the vested benefits under our 401(k) Plan, which amounted to $160,419 for Mr. Bauer, $0 for Mr. Dolan, $274,706 for Mr. Timmerman, $94,617 for Ms. Hayes and $72,000 for Mr. McBrair, and (ii) earned but unpaid salary and reimbursable expenses.
(3)	If the executive had died as of December 31, 2013, his or her beneficiaries or estate would have received life insurance proceeds of approximately $600,000 for Mr. Bauer, $369,000 for Mr. Dolan, $303,000 for Mr. Timmerman, $413,000 for Ms. Hayes and $361,000 for Mr. McBrair.

COMPENSATION AND BENEFITS COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this transition report.

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

The following table includes certain information as to the common stock beneficially owned as of December 31, 2013 by (i) persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who or which were known by us to be the beneficial owners of more than 5% of the issued and outstanding common stock, (ii) the directors and director nominees of the Company, (iii) the named executive officers of the Company and (iv) all directors and executive officers of the Company and the Bank as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)
	Shares	%
Named Executive Officers and Directors:
Chris M. Bauer	47,500	0.52%
Holly Cremer Berkenstadt	5,000	0.06%
Richard A. Bergstrom	15,000	0.17%
Bradley E. Cooper(3)	877,800	9.70%
Martin S. Friedman(4)	877,800	9.70%
David L. Omachinski	25,000	0.28%
Pat Richter	5,000	0.06%
Thomas G. Dolan	20,000	0.22%
Martha M. Hayes	12,500	0.14%
Scott McBrair	10,000	0.11%
Mark D. Timmerman	12,500	0.14%
All directors and executive officers of the Company and the Bank as a group (11 persons)	1,930,600	21.33%

Other 5% or Greater Stockholders:
Bridge Equities III, LLC(3) 5425 Wisconsin Avenue, Suite 701 Chevy Chase, MD 20815	877,800	9.7%
Capital Z Partners III, L.P.(4) 142 West 57th Street, 3rd Floor New York, NY 10019	877,800	9.7%
Castle Creek Capital Partners V, LP(5) 6051 El Tordo P.O. Box 1329	877,800	9.7%
EJF Capital LLC(6) 2107 Wilson Blvd. Arlington, VA 22201	877,800	9.7%
Wellington Management Company LLP (7) 280 Congress Street Boston, MA 02210	877,800	9.7%

(1)	For purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to beneficially own shares of common stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a director has sole voting power and sole investment power with respect to the indicated shares. We currently have no convertible securities or securities exercisable for common stock outstanding. To our knowledge, all persons identified in the above table have voting and investment power with respect to their shares of common stock.
(2)	Includes shares held directly, in retirement accounts or by members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers.
(3)	Bridge Equities III, LLC (“Bridge”) is the record owner of 827,800 shares of our common stock. FJ Capital Long/Short Equity Fund LLC (“FJ Fund”) is the record owner of 50,000 shares of our common stock. FJ Fund, FJ Capital Management, LLC (“FJ Management”), Martin S. Friedman, Bridge, SunBridge Manager, LLC (“SBM”), SunBridge Holdings, LLC (“SBH”) and Realty Investment Company, Inc. (“Realty”) may be deemed to constitute a “group” for purposes of Section 13(d) of the Exchange Act and the rules promulgated thereunder.

FJ Fund shares voting and dispositive power over the shares held by it with FJ Management, as managing member of FJ Fund, and Mr. Friedman, as managing member of FJ Management. Bridge shares voting power over the shares held by it with SBM, as managing member of Bridge; SBH, as managing member of SBM; Realty, as manager of SBH; FJ Management, as sub-investment advisor of Bridge; and Mr. Friedman, as managing member of FJ Management.

(4)	Capital Z Partners III, L.P. (“Cap Z III”) is the record holder of 877,800 shares of our common stock. Cap Z III is a Cayman Islands limited partnership formed to invest in securities of insurance, financial services and healthcare service companies and other related businesses. Capital Z Partners III GP, L.P. is a Cayman Islands limited partnership, the principal business of which is serving as the sole general partner of Cap Z III. Capital Z Partners III GP, Ltd. is a Cayman Islands exempt company, the principal business of which is serving as the sole general partner of Capital Z Partners III GP, L.P. Each of Capital Z Partners III GP, L.P. and Capital Z Partners III GP, Ltd. has disclaimed beneficial ownership of the shares of our common stock held by Cap Z III. Bradley E. Cooper is a founding partner of the Capital Z family of funds.
(5)	Castle Creek Capital Partners V, LP (“Fund V”) is the record owner of 877,800 shares of our common stock. Castle Creek Capital V LLC (“CCC V”) serves as the sole general partner of, and manages, Fund V and has disclaimed beneficial ownership of the shares of our common stock owned by Fund V. Mr. John M. Eggemeyer shares voting and dispositive power over the 877,800 shares beneficially owned by Fund V with Mr. Mark G. Merlo, Mr. John T. Pietrzak and Mr. J. Mikesell Thomas, due to the fact that each is a managing principal of CCC V, the sole general partner of Fund V. Each of Messrs. Eggemeyer, Merlo, Pietrzak and Thomas has disclaimed beneficial ownership of the shares of our common stock beneficially owned by CCC V and Fund V, respectively.

(6)	EJF Financial Services Fund, LP and EJF Financial Opportunities Master Fund, LP are the record owners of 614,460 and 158,004, respectively, shares of our common stock. EJF Financial Services GP, LLC serves as the general partner and investment manager of EJF Financial Services Fund, LP and may be deemed to share beneficial ownership of the shares of our common stock of which EJF Financial Services Fund, LP is the record owner. EJF Financial Opportunities GP, LLC serves as the general partner of EJF Financial Opportunities Master Fund, LP and may be deemed to share beneficial ownership of the shares of our common stock of which EJF Financial Opportunities Master Fund, LP is the record owner. EJF Capital LLC is the sole member and manager of each of EJF Financial Services GP, LLC and EJF Financial Opportunities GP, LLC, and may be deemed to share beneficial ownership of the shares of our common stock of which such entities may share beneficial ownership.

EJF Capital LLC also serves as the investment manager of EJF Financial Opportunities Master Fund, LP and various other managed accounts and may be deemed to share beneficial ownership of the shares of our common stock of which EJF Financial Opportunities Master Fund, LP is the record owner and the 105,336 shares of our common stock of which the various other managed accounts are the record owners. Emanuel J. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the shares of Common Stock over which EJF Capital LLC may share beneficial ownership.

(7)	Wellington Management Company, LLP (“Wellington”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts.

Equity Compensation Plan Information

None

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Indebtedness of Management

Our directors, officers and employees, including those of our subsidiaries are permitted to borrow from the Bank in accordance with the requirements of federal and state law. All loans made by the Bank to directors and executive officers or their related interests have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. Mr. Bergstrom, a director on our Board, has a line of credit with the Bank that was entered into on December 23, 2002 in the amount of $300,000 with an applicable interest rate of 5%. For the nine months ended December 31, 2013, there were no amounts outstanding under this line of credit.

See PART III, Item 10. Directors, Executive Officers and Corporate Governance for information regarding director independence. All directors except Mr. Bauer are independent per independence standards. Mr. Bauer does not meet the independence standards since he is the President and Chief Executive Officer of the Company and of the Bank.

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

During the nine months ended December 31, 2013, each new engagement of our independent registered public accounting firm was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in SEC regulations.

McGladrey LLP has audited our financial statements since 2006.

Fees for Professional Services

The following table sets forth the aggregate fees paid by us to McGladrey LLP for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, as well as the fees paid by us to them for audit-related services, tax services and all other services rendered to us during those periods.

	Nine Months December 31, 2013	Year Ended March 31, 2013
Audit fees (1)	$618,170	$680,350
Audit-related fees (2)	184,800	8,500
Tax fees (3)	101,179	63,810

Total	$904,149	$752,660

(1)	Audit fees consist of fees incurred in connection with the integrated audit of the annual consolidated financial statements and internal control over financial reporting and the review of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents with the SEC.
(2)	Audit-related fees consist of fees incurred in connection with compliance requirements of WHEDA and Student Loan programs and consultations concerning financial accounting or reporting standards, including those relative to bankruptcy, reorganization, recapitalization and fresh start accounting.
(3)	Tax fees consist of fees incurred in connection with tax planning, tax compliance and tax consulting services including consultation concerning the tax effect of the bankruptcy and reorganization.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated audited financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey LLP, dated March 20, 2014, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K/T:

Consolidated Balance Sheets at December 31, 2013 and March 31, 2013.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended December 31, 2013 and 2012 (unaudited) and the fiscal years ended March 31, 2013 and 2012 and unaudited nine months ended December 31, 2012.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended December 31, 2013 and 2012 (unaudited) and the fiscal years ended March 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 (unaudited) and the fiscal years ended March 31, 2013 and 2012.

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

(a)(3) Exhibits

Exhibit Number	Description

2.1	Confirmation Order, dated August 30, 2013 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 6, 2013).

3.1	Amended and Restated Certificate of Incorporation of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibits 3.1 of the Registrant’s Forms 8-K filed on September 27, 2013 and November 29, 2013).

3.2	Amended and Restated Bylaws of Anchor BanCorp Wisconsin Inc. (Effective September 25, 2013) (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on September 27, 2013).

4.1	Form of 9.9% Investor Stock Purchase Agreement dated August 12, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 13, 2013).

4.2	Form of 4.9% Investor Stock Purchase Agreement dated August 12, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 13, 2013).

4.3	Form of Management Investor Stock Purchase Agreement dated August 12, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on August 13, 2013).

4.4	Form of Secondary Sale Purchaser Agreement dated September 19, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-1 Registration Statement filed on December 19, 2013).

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

Exhibit Number	Description

10.2	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

10.3	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

10.4	Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.5	Stipulation and Consent to Issuance of Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.6	Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.30 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.7	Stipulation and Consent to Issuance of Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.31 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

10.8	Prompt Corrective Action Directive between AnchorBank, fsb and the Office of Thrift Supervision (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed September 8, 2010, File No. 000-20006, Film No. 101061856).

10.9	Severance Agreement between the Bank and Donald Bertucci effective January 1, 2011 (incorporated by reference to Exhibit 10.30 of Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011, File No. 001-34955, Film No. 111185277).

10.10	Employment Agreement between the Bank and Scott McBrair effective July 1, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1 Registration Statement filed on December 19, 2013).

10.11	Employment Agreement between the Bank and Thomas Dolan effective July 1, 2013. (incorporated by reference to Exhibit 10.11 of Registrant’s Form S-1 Registration Statement filed on December 19, 2013).

10.12	Employment Agreement between the Bank and Martha Hayes effective July 1, 2013. (incorporated by reference to Exhibit 10.12 of Registrant’s Form S-1 Registration Statement filed on December 19, 2013).

10.13	Employment Agreement between the Bank and Mark Timmerman effective July 1, 2013. (incorporated by reference to Exhibit 10.13 of Registrant’s Form S-1 Registration Statement filed on December 19, 2013).

11.1	Computation of Earnings per Share. Refer to Note 19—Earnings Per Share to the Consolidated Financial Statements in Item 8.

21.1	List of Subsidiaries of the Registrant. Subsidiary information is incorporated by reference to “Part I, Item 1, Business—General” and “Part I, Item 1, Business—Subsidiaries.”

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	The following financial statements from the Anchor Bancorp Wisconsin, Inc. Annual Report on Form 10-K/T for the nine months ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibits to the Form 10-K/T required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in (a)(3) and the Index to Exhibits.

(c) Financial Statements excluded from Annual Report to Shareholders pursuant to Rule 14a-3(b)

Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris M. Bauer
	Name:	Chris M. Bauer
	Title:	President and Chief Executive Officer
	Date:	March 20, 2014

In accordance with the requirements of the Securities Act, this transition report was signed by the following persons in the capacities and on the dates stated.

By:	*	By:	*
	Chris M. Bauer President and Chief Executive Officer, Director (principal executive officer) Date: March 20, 2014		Thomas G. Dolan Executive Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: March 20, 2014

By:	*	By:	*
	Richard A. Bergstrom Director Date: March 20, 2014		Pat Richter Director Date: March 20, 2014

By:	*	By:	*
	David L. Omachinski Director Date: March 20, 2014		Holly Cremer Berkenstadt Director Date: March 20, 2014

By:	*	By:	*
	Martin S. Friedman Director Date: March 20, 2014		Bradley E. Cooper Director Date: March 20, 2014

*By:	/s/ Chris M. Bauer
Chris M. Bauer Attorney-in-fact