Form 10-Q
period 2014-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2014-05-08
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common stock — $0.01 Par Value

Number of shares outstanding as of April 30, 2014: 9,050,000

ANCHOR BANCORP WISCONSIN INC.

INDEX—FORM 10-Q

Part I—Financial Information
Page #
Item 1 Financial Statements

Unaudited Consolidated Balance Sheets as of March 31, 2014 and Audited as of December 31, 2013	2

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013	3

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2014 and Audited for the Nine Months Ended December 31, 2013	5

Unaudited Consolidated Statements of Cash Flows for Three Months Ended March 31, 2014 and 2013	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	50

Results of Operations	54

Financial Condition	59

Risk Management	60

Credit Risk Management	61
Liquidity Risk Management	68
Market Risk Management	70
Compliance, Strategic and/or Reputational Risk Management	72

Regulatory Developments	72

Critical Accounting Estimates and Judgments	74

Forward Looking Statements	77

Item 3 Quantitative and Qualitative Disclosures About Market Risk	78

Item 4 Controls and Procedures	78

Part II—Other Information

Item 1 Legal Proceedings	79
Item 1A Risk Factors	79
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3 Defaults Upon Senior Securities	80
Item 4 Mine Safety Disclosures	80
Item 5 Other Information	80
Item 6 Exhibits	80

Signatures	81

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
	(Unaudited)
Assets
Cash and due from banks	$33,439	$44,139
Interest-earning deposits	130,372	99,257

Cash and cash equivalents	163,811	143,396
Investment securities available for sale (AFS)	287,966	277,872
Loans held for sale	2,944	3,085
Loans held for investment	1,567,217	1,609,506
Less: Allowance for loan losses	(53,497)	(65,182)

Loans held for investment, net	1,513,720	1,544,324
Other real estate owned, net	62,140	63,460
Premises and equipment, net	24,964	24,800
Federal Home Loan Bank stock—at cost	11,940	11,940
Mortgage servicing rights, net	21,583	22,294
Accrued interest receivable	7,810	8,216
Other assets	12,946	13,087

Total assets	$2,109,824	$2,112,474

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$266,835	$259,926
Interest bearing	1,601,916	1,615,367

Total deposits	1,868,751	1,875,293
Other borrowed funds	13,210	12,877
Accrued interest payable	401	415
Accrued taxes, insurance and employee related expenses	5,854	7,302
Other liabilities	14,900	14,389

Total liabilities	1,903,116	1,910,276

Commitments and contingent liabilities (Note 12)

	March 31, 2014	December 31, 2013
Preferred stock:
Par value	$0.01	$0.01
Authorized	100,000	100,000
Issued	—	—
Common stock:
Par value	$0.01	$0.01
Authorized	11,900,000	11,900,000
Issued	9,050,000	9,050,000	91	91
Additional paid-in capital			188,370	188,370
Retained earnings			22,289	20,359
Accumulated other comprehensive loss related to AFS securities			(3,854)	(6,378)
Accumulated other comprehensive loss related to other than temporary impairment (OTTI) securities—non-credit factors			(188)	(244)

Total accumulated other comprehensive loss			(4,042)	(6,622)

Total stockholders’ equity			206,708	202,198

Total liabilities and stockholders’ equity			$2,109,824	$2,112,474

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Interest income
Loans	$17,876	$21,188
Investment securities and Federal Home Loan Bank stock	1,521	1,434
Interest-earning deposits	65	94

Total interest income	19,462	22,716
Interest expense
Deposits	1,088	1,710
Other borrowed funds	59	6,186

Total interest expense	1,147	7,896

Net interest income	18,315	14,820
Provision for loan losses	—	675

Net interest income after provision for loan losses	18,315	14,145
Non-interest income
Net impairment losses recognized in earnings	(21)	(83)
Loan servicing income (loss), net of amortization	774	55
Service charges on deposits	2,266	2,369
Investment and insurance commissions	856	952
Net gain on sale of loans	592	3,030
Net gain (loss) on sale and call of investment securities	301	(200)
Net gain on sale of OREO	161	1,337
Other income	1,003	43

Total non-interest income	5,932	7,503

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$11,162	$10,142
Occupancy	2,238	2,311
Furniture and equipment	766	762
Federal deposit insurance premiums	1,048	1,354
Data processing	1,371	1,862
Communications	573	412
Marketing	653	506
OREO expense, net	1,185	12,259
Investor loss reimbursement	162	2,810
Mortgage servicing rights impairment (recovery)	11	(2,190)
Provision for unfunded commitments	180	425
Loan processing and servicing expense	567	1,303
Legal services	353	1,100
Other professional fees	407	659
Insurance	310	418
Other expense	1,331	1,535

Total non-interest expense	22,317	35,668

Income (loss) before income taxes	1,930	(14,020)
Income tax expense (benefit)	—	—

Net income (loss)	1,930	(14,020)
Preferred stock dividends in arrears	—	(1,662)
Preferred stock discount accretion	—	(1,843)

Net income (loss) available to common equity	$1,930	$(17,525)

Net income (loss)	$1,930	$(14,020)
Reclassification adjustment for realized net (gains) losses recognized in Statements of Operations—Net gain (loss) on sale and call of investment securities	(301)	200
Reclassification adjustments recognized in Statements of Operations—Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(42)	(90)
Realized credit losses	63	173
Change in net unrealized gains on available-for-sale securities	2,860	495

Total other comprehensive income	2,580	778

Comprehensive income (loss)	$4,510	$(13,242)

Income (loss) per common share:
Basic	$0.21	$(0.82)
Diluted	0.21	(0.82)
Dividends declared per common share	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accu- mulated Other Compre- hensive Income (Loss)	Total
	(In thousands)
Balance at March 31, 2013 (Audited)	$103,833	$2,536	$110,034	$(189,097)	$(89,848)	$(901)	$3,579	$(59,864)
Net income	—	—	—	111,623	—	—	—	111,623
Other comprehensive income, net of tax	—	—	—	—	—	—	(10,201)	(10,201)
Recapitalization transaction fees	—	—	(14,360)	—	—	—	—	(14,360)
Cancellation of common stock	—	(2,536)	(88,213)	—	89,848	901	—	—
Issuance of common stock	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	(110,000)	3	5,997	104,000	—	—	—	—
Accretion of preferred stock discount	6,167	—	—	(6,167)	—	—	—	—

Balance at December 31, 2013 (Audited)	$—	$91	$188,370	$20,359	$—	$—	$(6,622)	$202,198

Net income	—	—	—	1,930	—	—	—	1,930
Other comprehensive income, net of tax	—	—	—	—	—	—	2,580	2,580

Balance at March 31, 2014 (Unaudited)	$—	$91	$188,370	$22,289	$—	$—	$(4,042)	$206,708

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Activities
Net income (loss)	$1,930	$(14,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	333	293
Net (gain) loss on sale of investment securities	(301)	200
Net impairment losses on investment securities	21	83
Origination of loans held for sale	(22,193)	(146,131)
Proceeds from sale of loans held for sale	22,926	162,586
Net gain on sale of loans	(592)	(3,030)
Provision for loan losses	—	675
Valuation adjustments for OREO	455	9,235
Provision for unfunded loan commitments	180	425
Gain on sale of OREO	(161)	(1,337)
Depreciation and amortization	583	603
Loss on disposal of premises and equipment, net	69	79
Mortgage servicing rights impairment (recovery)	11	(2,190)
Decrease in accrued interest receivable	406	761
Decrease in other assets	841	1,430
Increase (decrease) in accrued interest payable	(14)	4,469
Decrease in accrued taxes, insurance and employee related expenses	(1,448)	(1,116)
Increase (decrease) in other liabilities	331	(5,276)

Net cash provided by operating activities	3,377	7,739
Investing Activities
Proceeds from sale of investment securities	388	6,420
Purchase of investment securities	(18,953)	(24,869)
Principal collected on investment securities	10,998	13,351
Decrease in loans held for investment	26,266	53,707
Purchases of premises and equipment	(816)	(113)
Proceeds from sale of OREO	5,392	11,222
Capitalized improvements of OREO	(28)	(300)

Net cash provided by investing activities	23,247	59,418

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Financing Activities
Decrease in deposits	$(26,769)	$(50,168)
Increase in advance payments by borrowers for taxes and insurance	20,227	20,144
Proceeds from borrowed funds	25,818	29,024
Repayment of borrowed funds	(25,485)	(28,901)

Net cash used in financing activities	(6,209)	(29,901)

Net increase in cash and cash equivalents	20,415	37,256
Cash and cash equivalents at beginning of period	143,396	191,280

Cash and cash equivalents at end of period	$163,811	$228,536

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$1,161	$3,803
Income tax payments (receipts)	12	(1,745)
Non-cash transactions:
Transfer of loans to OREO	4,338	13,162

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at March 31, 2014: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three month period ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K/T for the transition period ended December 31, 2013.

Change in Fiscal Year End. On December 18, 2013, the Board approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of our previous fiscal years mean the fiscal years ended on March 31. As a result of the change in fiscal year end, the consolidated financial statements include the Company’s financial results for the three month period from January 1, 2013 to March 31, 2013 which were previously included in the fiscal year ended March 31, 2013 results.

Reclassifications. Certain prior period amounts are reclassified to conform to the current period presentations with no impact on net income (loss) or total stockholders’ equity (deficit) when applicable.

Note 2 – Significant Transactions, Significant Risks and Uncertainties

Filing of Registration Statement on Form S-1

On April 2, 2014, we filed the third amendment to the registration statement on Form S-1 originally filed on December 20, 2013 in connection with a potential initial public offering of our common stock. Certain of our current stockholders may participate as selling stockholders in the offering but they are not legally obligated to do so. The offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed or as to the actual size or terms of the offering.

Bankruptcy Proceedings and Emergence from Chapter 11

Background

Headquartered in Madison, Wisconsin, the Company is a savings and loan holding company that operates primarily through AnchorBank, its wholly owned banking subsidiary. The Bank is a $2.11 billion bank and Wisconsin’s largest thrift and offers personal and business banking services to more than 110,000 households and businesses.

As a result of the economic downturn, beginning in 2009, the Company experienced significant operating losses, significant levels of criticized assets and low levels of capital, all of which raised substantial doubt about the Company’s ability to continue as a going concern. As a result, in 2009 both the Company and the Bank became subject to Orders to Cease and Desist issued by the Office of Thrift Supervision. Further, the Company owed $116.3 million to various lenders led by U.S. Bank under a short-term line of credit (the “Credit Agreement”) which it was unable to repay. Additionally, the Company received $110 million in 2009 from the issuance of senior preferred shares under the Troubled Asset Relief Program (“TARP”). These funds were distributed down to the Bank. Despite the TARP funds, the Company’s financial condition did not improve. The Company continued to negotiate with U.S. Bank and was successful in negotiating amendments to the Credit Agreement to avoid a default thereunder. Also during that time, the Company diligently sought qualified sources of outside capital.

In 2013, we entered into a Plan of Reorganization. Under the Plan of Reorganization, we filed a Chapter 11 Proceeding in federal Bankruptcy Court to effect a reorganization of the Company. Pursuant to the Plan of Reorganization, the Company: (i) issued new common stock to a limited number of investors in consideration of $175 million of new equity capital; (ii) made a discounted cash payment of $49.0 million in full satisfaction of the amounts owed under the Credit Agreement (which included the principal amount of $116.3 million plus accrued interest and fees of approximately $67.2 million); (iii) exchanged the senior preferred shares issued pursuant to TARP for 60 million shares of common stock; and (iv) eliminated the previously existing shares of Company common stock that were outstanding (which we refer to in this report as “Legacy Common Stock”). The Plan of Reorganization is described in greater detail below.

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

Emergence Accounting

Upon emergence, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of ASC 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC 852. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, our consolidated financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities. At the time of filing for the Chapter 11 Case, we identified liabilities subject to compromise of $188.3 million, which included the outstanding Credit Agreement of approximately $116.3 million, interest and fees due under the Credit Agreement of $67.2 million and $4.8 million in other liabilities.

Plan of Reorganization. Below is a summary of the significant transactions affecting the Company as a result of the effectiveness of the Plan of Reorganization.

Delaware Conversion

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,050,000 shares of Common Stock outstanding as of March 31, 2014.

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

Senior Debt Settlement

We were a party to the Amended and Restated Credit Agreement, dated as of June 9, 2008, among the Company, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for the Lenders. As of June 30, 2013, the aggregate amount of obligations under the Credit Agreement was approximately $183.5 million (including with respect to unpaid principal balance, accrued but unpaid interest thereon and all administrative and other fees or penalties). On the Effective Date, pursuant to the Plan of Reorganization, we satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result of the transaction, we recognized a gain on extinguishment of debt of $134.5 million.

All Other Claims Unaffected

All other claims were unaffected by, and were paid in full under, the Plan of Reorganization.

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June, 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “C&D Orders”). On August 31, 2010, a Prompt and Corrective Action Directive (“PCA Directive”) was issued for the Bank.

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

At March 31, 2014, the Bank had a tier 1 leverage (core) ratio of 9.69% and a total risk-based capital ratio of 17.43%, each meeting the required capital ratios set forth above. On April 2, 2014, the Bank was notified that the Bank Order and the PCA Directive were terminated.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. Further, this amendment clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Corporation has not yet evaluated the effect this ASU will have on its consolidated financial statements.

Accounting Standards Codification (ASC) Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for reporting periods after January 1, 2014. The Company is in compliance with these requirements and adoption did not have an impact on the consolidated financial statements.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
March 31, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,331	$17	$—	$3,348
Corporate stock and bonds	1	5	—	6
Non-agency CMOs (1)	6,229	8	(196)	6,041
Government sponsored agency mortgage-backed securities (1)(2)	67,938	246	(498)	67,686
GNMA mortgage-backed securities (1)(2)	214,509	1,173	(4,797)	210,885

	$292,008	$1,449	$(5,491)	$287,966

December 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,359	$17	$—	$3,376
Corporate stock and bonds	88	267	—	355
Non-agency CMOs (1)	6,452	9	(253)	6,208
Government sponsored agency mortgage-backed securities (1)(2)	50,721	160	(723)	50,158
GNMA mortgage-backed securities (1)(2)	223,874	1,056	(7,155)	217,775

	$284,494	$1,509	$(8,131)	$277,872

(1)	Collateralized mortgage obligations (CMOs) are primarily collateralized by residential mortgages.
(2)	Includes mortgage-backed securities and CMOs.

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

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
March 31, 2014
Non-agency CMOs	$1,172	$(19)	$4,672	$(177)	$5,844	$(196)
Government sponsored agency mortgage-backed securities (1)	40,924	(498)	—	—	40,924	(498)
GNMA mortgage-backed securities	105,105	(2,397)	38,662	(2,400)	143,767	(4,797)

	$147,201	$(2,914)	$43,334	$(2,577)	$190,535	$(5,491)

December 31, 2013
Non-agency CMOs	$1,219	$(7)	$4,776	$(246)	$5,995	$(253)
Government sponsored agency mortgage-backed securities (1)	47,480	(723)	—	—	47,480	(723)
GNMA mortgage-backed securities	140,824	(5,143)	25,449	(2,012)	166,273	(7,155)

	$189,523	$(5,873)	$30,225	$(2,258)	$219,748	$(8,131)

(1)	Includes mortgage-backed securities and CMOs.

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

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 32 at March 31, 2014 and 35 at December 31, 2013. Although these securities have declined in value at some point, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of March 31, 2014. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 5.47% to 12.06%.

At March 31, 2014, five non-agency CMOs with a fair value of $6.0 million and an adjusted cost basis of $6.2 million were other-than-temporarily impaired. At December 31, 2013, six non-agency CMOs with a fair value of $6.2 million and an adjusted cost basis of $6.4 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $21,000 and $83,000 was included in earnings for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, realized losses of $64,000 and $173,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae (“GNMA”) mortgage-backed securities as of March 31, 2014 and December 31, 2013 due to changes in interest rates and other non-credit related factors totaled $5.3 million and $7.9 million, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive loss.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$801	$1,778
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	21	83
Debit related OTTI previously recognized for OTTI recovery during the period	1	—
Credit related OTTI previously recognized for securities sold during the period	—	(686)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(64)	(173)

Ending balance of unrealized OTTI related to credit losses	$759	$1,002

On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	March 31, 2014
(In thousands)
Prior to 2005	$7
2005	237
2007	515

$759

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds from sales	$388	$6,420

Gross gains	$301	$1
Gross losses	—	(201)

Net gain/(loss) on sales	$301	$(200)

At March 31, 2014 and December 31, 2013, investment securities available for sale with a fair value of approximately $149.5 million and $162.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at March 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
U.S. government sponsored and federal agency obligations	$—	$3,348	$—	$—	$3,348
Corporate stock and bonds	—	—	—	6	6
Non-agency CMOs	—	—	2	6,039	6,041
Government sponsored agency mortgage-backed securities (1)	—	178	9,857	57,651	67,686
GNMA mortgage-backed securities	—	249	—	210,636	210,885

Total	$—	$3,775	$9,859	$274,332	$287,966

(1)	Includes mortgage-backed securities and CMOs.

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Residential	$525,888	$529,777
Commercial and industrial	19,914	21,591
Commercial real estate:
Land and construction	99,229	92,050
Multi-family	277,739	281,917
Retail/office	141,812	154,075
Other commercial real estate	159,422	174,313
Consumer:
Education	123,910	129,520
Other consumer	230,594	238,311

Total unpaid principal balance	1,578,508	1,621,554
Undisbursed loan proceeds(1)	(9,803)	(10,322)
Unamortized loan fees, net	(1,483)	(1,722)
Unearned interest	(5)	(4)

Total loan contra balances	(11,291)	(12,048)

Loans held for investment	1,567,217	1,609,506
Allowance for loan losses	(53,497)	(65,182)

Loans held for investment, net	$1,513,720	$1,544,324

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At March 31, 2014, $525.9 million, or 33.3%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. These risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At March 31, 2014, approximately $319.1 million, or 60.7%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. Current production of these loans with terms of 15 years or more are generally sold to Fannie Mae, Freddie Mac and other institutional investors, while a portion of loan production is retained in the held for investment portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority, Wisconsin Department of Veterans Affairs and the Federal Housing Administration. The right to service substantially all loans sold is retained.

At March 31, 2014, approximately $206.8 million, or 39.3%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial and business purposes, including issuing letters of credit. At March 31, 2014, the unpaid principal balance receivable of commercial and industrial loans amounted to $19.9 million, or 1.3%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally are secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At March 31, 2014, $678.2 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 43.0% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area, concentrated in Wisconsin’s greater Madison, Fox Valley and Suburban Milwaukee regions.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At March 31, 2014, $354.5 million, or 22.4%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The other consumer loan portfolio consists of home equity loans, vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio.

The residential-other portfolio consists primarily of Express refinance loans (the Bank’s expedited home equity loan product). Express refinance loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 90% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Approximately $123.9 million, or 7.8%, of the total loans unpaid principal balance receivable at March 31, 2014 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three months ended March 31, 2014 or 2013.

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

The following table presents the allowance for loan losses by component:

	March 31,	December 31,
	2014	2013
	(In thousands)
General reserve:
General component	$34,564	$35,844
Substandard loan component	11,561	6,225
Specific reserve	7,372	23,113

Total allowance for loan losses	$53,497	$65,182

The following table presents the unpaid principal balance of loans by risk category:

	March 31,	December 31,
	2014	2013
	(In thousands)
Pass	$1,458,700	$1,460,457
Special mention	3,889	24,203

Total pass and special mention rated loans	1,462,589	1,484,660
Substandard rated loans, excluding TDR accrual (1)	44,507	35,310
Troubled debt restructurings—accrual	31,434	33,087
Non-accrual	39,978	68,497

Total impaired loans	71,412	101,584

Total unpaid principal balance	$1,578,508	$1,621,554

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.

The following table presents activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
March 31, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(2,816)	(538)	1,832	1,522	0
Charge-offs	(1,096)	(1,322)	(10,761)	(1,144)	(14,323)
Recoveries	231	396	1,907	104	2,638

Ending balance	$9,378	$4,938	$35,043	$4,138	$53,497

March 31, 2013
Beginning balance	$12,174	$6,591	$62,269	$2,727	$83,761
Provision	4,197	1,073	(7,815)	3,220	675
Charge-offs	(1,864)	(724)	(1,313)	(2,413)	(6,314)
Recoveries	18	132	1,440	103	1,693

Ending balance	$14,525	$7,072	$54,581	$3,637	$79,815

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
March 31, 2014
Allowance for loan losses:
Associated with impaired loans	$826	$112	$5,848	$586	$7,372
Associated with all other loans	8,552	4,826	29,195	3,552	46,125

Total	$9,378	$4,938	$35,043	$4,138	$53,497

Loans:
Impaired loans individually evaluated	$14,113	$773	$54,128	$2,398	$71,412
All other loans	511,775	19,141	624,074	352,106	1,507,096

Total	$525,888	$19,914	$678,202	$354,504	$1,578,508

December 31, 2013
Allowance for loan losses:
Associated with impaired loans	$2,375	$1,745	$18,516	$477	$23,113
Associated with all other loans	10,684	4,657	23,549	3,179	42,069

Total	$13,059	$6,402	$42,065	$3,656	$65,182

Loans:
Impaired loans individually evaluated	$19,060	$2,314	$77,047	$3,163	$101,584
All other loans	510,717	19,277	625,308	364,668	1,519,970

Total	$529,777	$21,591	$702,355	$367,831	$1,621,554

At March 31, 2014, $71.4 million of unpaid principal balance of loans are deemed impaired which includes performing troubled debt restructurings. At December 31, 2013, impaired loans were $101.6 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

A substantial portion of loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans. The carrying amounts represent the unpaid principal balance less the associated allowance. The interest income recognized column represents all interest income recorded either on a cash or accrual basis after the loan became impaired.

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Year-to-Date Interest Income Recognized
	(In thousands)
March 31, 2014
With no specific allowance recorded:
Residential	$5,548	$—	$5,548	$6,127	$23
Commercial and industrial	556	—	556	389	26
Land and construction	8,457	—	8,457	12,651	137
Multi-family	10,847	—	10,847	7,838	185
Retail/office	4,413	—	4,413	7,139	47
Other commercial real estate	6,117	—	6,117	6,518	174
Education	—	—	—	—	—
Other consumer	896	—	896	1,621	17

Subtotal	36,834	—	36,834	42,283	609

With an allowance recorded (2):
Residential	8,565	826	7,739	7,541	86
Commercial and industrial	217	112	105	108	—
Land and construction	8,086	3,494	4,592	5,786	56
Multi-family	12,696	1,746	10,950	6,333	125
Retail/office	1,414	295	1,119	1,081	18
Other commercial real estate	2,098	313	1,785	1,748	32
Education (3)	231	—	231	317	—
Other consumer	1,271	586	685	1,016	14

Subtotal	34,578	7,372	27,206	23,930	331

Total
Residential	14,113	826	13,287	13,668	109
Commercial and industrial	773	112	661	497	26
Land and construction	16,543	3,494	13,049	18,437	193
Multi-family	23,543	1,746	21,797	14,171	310
Retail/office	5,827	295	5,532	8,220	65
Other commercial real estate	8,215	313	7,902	8,266	206
Education (3)	231	—	231	317	—
Other consumer	2,167	586	1,581	2,637	31

	$71,412	$7,372	$64,040	$66,213	$940

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount(1)	Nine Months Ended December 31, 2013 Interest Income Recognized
	(In thousands)
December 31, 2013
With no specific allowance recorded:
Residential	$3,751	$—	$3,751	$4,032	$43
Commercial and industrial	60	—	60	79	39
Land and construction	4,311	—	4,311	4,707	91
Multi-family	9,848	—	9,848	5,845	221
Retail/office	6,896	—	6,896	7,659	210
Other commercial real estate	9,216	—	9,216	9,737	456
Education	—	—	—	—	—
Other consumer	343	—	343	631	87

Subtotal	34,425	—	34,425	32,690	1,147

With an allowance recorded (2):
Residential	15,309	2,375	12,934	13,140	422
Commercial and industrial	2,254	1,745	509	658	44
Land and construction	20,418	7,512	12,906	15,193	252
Multi-family	14,312	3,693	10,619	6,286	228
Retail/office	9,347	6,925	2,422	4,948	128
Other commercial real estate	2,699	386	2,313	2,270	99
Education (3)	276	—	276	338	—
Other consumer	2,544	477	2,067	2,211	105

Subtotal	67,159	23,113	44,046	45,044	1,278

Total
Residential	19,060	2,375	16,685	17,172	465
Commercial and industrial	2,314	1,745	569	737	83
Land and construction	24,729	7,512	17,217	19,900	343
Multi-family	24,160	3,693	20,467	12,131	449
Retail/office	16,243	6,925	9,318	12,607	338
Other commercial real estate	11,915	386	11,529	12,007	555
Education (3)	276	—	276	338	—
Other consumer	2,887	477	2,410	2,842	192

	$101,584	$23,113	$78,471	$77,734	$2,425

(1)	Calculated on a trailing 9 month basis for December 31, 2013 otherwise on a trailing 12 month basis.
(2)	Includes ratio-based allowance for loan losses of $0.5 million and $2.1 million associated with loans totaling $5.6 million and $12.5 million at March 31, 2014 and December 31, 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $7,463 and $8,930 and average carrying amounts totaling $11,587 and $13,730 at March 31, 2014 and December 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Carrying	Income	Carrying	Income
	Amount(1)	Recognized	Amount(1)	Recognized
	(In Thousands)
Residential	$13,668	$109	$36,164	$354
Commercial and industrial	497	26	2,576	(58)
Land and construction	18,437	193	40,702	(57)
Multi-family	14,171	310	28,744	128
Retail/office	8,220	65	35,363	(318)
Other commercial real estate	8,266	206	38,923	151
Education	317	—	615	—
Other consumer	2,637	31	6,832	10

	$66,213	$940	$189,919	$210

(1)	The average carry amount was calculated on a trailing 12 month basis.

The following is additional information regarding impaired loans:

	March 31,	December 31,
	2014	2013
	(In thousands)
Carrying amount of impaired loans	$64,040	$78,471
Average carrying amount of impaired loans	66,213	77,734
Loans and troubled debt restructurings on non-accrual status	39,978	68,497
Troubled debt restructurings—accrual	31,434	33,087
Troubled debt restructurings—non-accrual (1)	22,927	29,346
Loans past due ninety days or more and still accruing (2)	7,463	8,930

(1)	Troubled debt restructurings—non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout 2012 and 2013 and the three months ended March 31, 2014, as reflected in recently received appraisals. Currently, $27.2 million or approximately 70% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

While corporate policy may not require updated appraisals for these loans, new appraisals may still be obtained. For example, 46% of the loans which do not require an updated appraisal either have had an appraisal within the last year or an appraisal is on order. If real estate values decline, the allowance for loan losses may increase as updated appraisals or other indications of a decrease in the value of collateral are received.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
March 31, 2014
Residential	$1,623	$723	$5,825	$8,171
Commercial and industrial	10	4	793	807
Land and construction	147	—	4,898	5,045
Multi-family	—	—	1,539	1,539
Retail/office	5,221	77	2,712	8,010
Other commercial real estate	867	116	1,337	2,320
Education	2,959	1,995	7,694	12,648
Other consumer	406	391	1,630	2,427

	$11,233	$3,306	$26,428	$40,967

December 31, 2013
Residential	$1,287	$564	$8,897	$10,748
Commercial and industrial	1,609	—	1,461	3,070
Land and construction	105	—	11,307	11,412
Multi-family	1,612	—	1,079	2,691
Retail/office	968	83	10,887	11,938
Other commercial real estate	184	506	3,785	4,475
Education	5,210	2,914	9,206	17,330
Other consumer	910	213	2,395	3,518

	$11,885	$4,280	$49,017	$65,182

Total delinquencies (loans past due 30 days or more) at March 31, 2014 were $41.0 million. The Corporation has experienced a significant reduction in delinquencies since December 31, 2013 primarily due to improving credit conditions and $4.4 million of loans moving to OREO. The Corporation has $7.5 million of education loans past due 90 days or more at March 31, 2014 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

The risk category of loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
March 31, 2014
Commercial and industrial	$10,712	$—	$8,442	$760	$19,914
Commercial real estate:
Land and construction	73,073	73	9,540	16,543	99,229
Multi-family	249,812	2,846	21,701	3,380	277,739
Retail/office	131,056	587	5,594	4,575	141,812
Other	139,385	383	17,012	2,642	159,422

	$604,038	$3,889	$62,289	$27,900	$698,116

Percent of total unpaid principal balance	86.5%	0.6%	8.9%	4.0%	100.0%

December 31, 2013
Commercial and industrial	$16,542	$—	$3,540	$1,509	$21,591
Commercial real estate:
Land and construction	57,221	75	10,025	24,729	92,050
Multi-family	255,741	465	22,053	3,658	281,917
Retail/office	130,966	2,967	5,777	14,365	154,075
Other	135,045	20,696	11,770	6,802	174,313

	$595,515	$24,203	$53,165	$51,063	$723,946

Percent of total unpaid principal balance	82.3%	3.3%	7.3%	7.1%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status:

	March 31, 2014			December 31, 2013
	Accrual (1)	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$516,075	$9,813	$525,888	$515,373	$14,404	$529,777
Consumer
Education (2)	123,679	231	123,910	129,244	276	129,520
Other consumer	228,560	2,034	230,594	235,557	2,754	238,311

	$868,314	$12,078	$880,392	$880,174	$17,434	$897,608

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.
(2)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

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

The following table presents information related to loans modified in a troubled debt restructuring by class:

	Three Months Ended March 31,
	2014			2013
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	5	$742	$743	—	$—	$—
Commercial and industrial	1	48	48	—	—	—
Land and construction	—	—	—	1	438	425
Multi-family	2	968	941	—	—	—
Retail/office	—	—	—	1	217	214
Other commercial real estate	2	251	267	2	583	581
Education	—	—	—	—	—	—
Other consumer	1	67	67	—	—	—

	11	$2,076	$2,066	4	$1,238	$1,220

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring by class and by type of modification:

	Three Months Ended March 31, 2014
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$—	$287	$—	$122	$334	$743
Commercial and industrial	—	—	—	—	48	48
Land and construction	—	—	—	—	—	—
Multi-family		—	—	941	—	941
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	225	42	267
Education	—	—	—	—	—	—
Other consumer	—	67	—	—	—	67

	$—	$354	$—	$1,288	$424	$2,066

	Three Months Ended March 31, 2013
	Principal and Interest	Interest Rate Reduction		Below
Troubled Debt Restructurings (1)(2)	to Interest Only	To Below Market Rate	To Interest Only (3)	Market Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	—	—	425	—	425
Multi-family	—	—	—	—	—	—
Retail/office	—	214	—	—	—	214
Other commercial real estate	540	41	—	—	—	581
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$540	$255	$—	$425	$—	$1,220

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

There were no loans modified in a troubled debt restructuring from April 1, 2013 to March 31, 2014, by class, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three months ended March 31, 2014 or loans modified from April 1, 2012 to March 31, 2013 that defaulted during the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$4,664	$1,531
Provision for unfunded commitments	180	425

Ending reserve for unfunded commitment losses	$4,844	$1,956

Reserve for repurchased loans beginning balance	$2,600	$570
Provision for repurchased loans	—	2,030

Ending reserve for repurchased loans	$2,600	$2,600

The amount of the allowance for unfunded loan commitments is determined using the average reserve rate by risk rating that applies to the associated funded loan category multiplied by the unfunded commitment amount. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At March 31, 2014, a liability of $4.8 million was required of which $2.4 million was a specific reserve related to one outstanding letter of credit currently in litigation.

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. There was no provision during the three months ended March 31, 2014 compared to $2.0 million in the prior year period. Total expense incurred for investor loss reimbursements including any provision recorded was $162,000 and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. Losses may result from the repurchase of loans or indemnification of loss incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at March 31, 2014 required a liability of $2.6 million.

Pledged Loans

At March 31, 2014 and December 31, 2013, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $733.8 million and $744.1 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB of Chicago borrowings. See Note 9.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $81,000 and $83,000 at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, there were no principal additions and principal payments totaled $2,000.

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

A summary of the activity in other real estate owned is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$63,460	$90,000
Additions	4,338	13,162
Capitalized improvements	28	300
OREO valuation adjustments, net (1)	(455)	(9,235)
Sales	(5,231)	(9,885)

Balance at end of period	$62,140	$84,342

(1)	Includes adjustments to the OREO valuation allowance for probable losses and property writedowns.

The balances at end of period above are net of a valuation allowance of $29.7 million at March 31, 2014 and $36.0 million at March 31, 2013, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$30,842	$31,128
Valuation adjustments (1)	455	9,235
Sales	(1,644)	(4,354)

Balance at end of period	$29,653	$36,009

(1)	Includes adjustments to the OREO valuation allowance for probable losses and property writedowns.

Net OREO expense consisted of the following components:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Valuation adjustments	$455	$9,235
Foreclosure cost expense	144	510
Expenses from operations, net	586	2,514

OREO expense, net	$1,185	$12,259

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

Information regarding the Corporation’s mortgage servicing rights is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$23,041	$24,348
Additions	246	1,653
Amortization	(946)	(1,766)

Balance at end of period—before valuation allowance	22,341	24,235
Valuation allowance	(758)	(2,411)

Balance at end of period	$21,583	$21,824

Fair value at the end of the period	$22,572	$22,088
Key assumptions:
Weighted average discount rate	12.01%	10.79%
Weighted average prepayment speed	7.78%	11.76%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of March 31, 2014 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR
Amortization
(In thousands)
Three months ended March 31, 2014	$946

Estimate for the year ended December 31,
2014	$3,351
2015	3,798
2016	3,038
2017	2,431
2018	1,945
Thereafter	7,778

Total	$22,341

The unpaid principal balance of mortgage loans serviced for others is not included in the consolidated balance sheets. The unpaid principal of mortgage loans serviced for others was approximately $2.66 billion at March 31, 2014 and $2.71 billion at December 31, 2013.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Corporation is responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan. The expense recorded to indemnify investors for such losses totaled $162,000 and $780,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$266,835	—%	$259,926	—%
Interest-bearing checking	284,216	0.06	301,956	0.07

Total checking accounts	551,051	0.03	561,882	0.04
Money market accounts	467,964	0.19	468,461	0.19
Regular savings	309,790	0.10	293,159	0.10
Advance payments by borrowers for taxes and insurance	21,049	0.10	822	0.10
Certificates of deposit:
0.00% to 0.99%	429,806	0.31	457,407	0.33
1.00% to 1.99%	70,098	1.27	67,762	1.28
2.00% to 2.99%	15,954	2.37	16,116	2.37
3.00% to 3.99%	3,039	3.36	7,310	3.59
4.00% and above	—	0.00	2,374	4.24

Total certificates of deposit	518,897	0.52	550,969	0.57

Total deposits	$1,868,751	0.22%	$1,875,293	0.24%

Annual maturities of certificates of deposit outstanding at March 31, 2014 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:
2014	$269,738
2015	144,087
2016	51,779
2017	27,715
2018	21,547
2019	4,031

Total	$518,897

At March 31, 2014 and December 31, 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $83.1 million and $88.7 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” The Bank had no brokered deposits at March 31, 2014 and December 31, 2013. There were no out of network certificates of deposit at March 31, 2014 and December 31, 2013. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		March 31, 2014		December 31, 2013
	Matures During Year Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB of Chicago advances	2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		2,969	0.10	2,636	0.10
Long term lease obligation		241	2.46	241	2.46

		$13,210	1.83%	$12,877	1.88%

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $651.3 million and $659.4 million at March 31, 2014 and December 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $116.5 million and $122.2 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

Credit Agreement

On September 27, 2013, pursuant to the Plan of Reorganization, we satisfied all of our obligations under the Credit Agreement through a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement) and the Credit Agreement was terminated.

Note 10 – Regulatory Capital

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tier 1 leverage, tier 1 risk-based and total risk-based capital. Under standard regulatory guidelines, a bank must have a total risk-based capital ratio of 8% or greater to be considered “adequately capitalized.” The Bank is required pursuant to the previously issued C&D Orders to maintain a total risk-based capital ratio of 12%, which exceeds traditional capital requirements for a bank. The Bank was in compliance with these requirements at March 31, 2014.

The following table summarizes the Bank’s capital ratios to be considered adequately or well capitalized under standard regulatory guidelines:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
March 31, 2014
Tier 1 leverage (1)	$203,905	9.69%	$84,135	4.00%	$105,169	5.00%
Tier 1 risk-based capital (2)	203,905	16.14	50,529	4.00	75,794	6.00
Total risk-based capital (3)	220,221	17.43	101,058	8.00	126,323	10.00
December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the components of the Bank’s regulatory capital:

	March 31, 2014	December 31, 2013
	(In thousands)
Stockholders’ equity of the Bank	$201,132	$196,469
Less: Disallowed servicing assets	(1,269)	(1,096)
Accumulated other comprehensive loss	4,042	6,622

Tier 1 capital	203,905	201,995
Plus: Allowable allowance for loan losses	16,316	16,673

Total risk-based capital	$220,221	$218,668

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. As part of the Corporation Order, the Corporation must receive the permission of the Federal Reserve prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in Note 2.

Note 11 – Offsetting Assets and Liabilities

ASC 210-20-50 – Disclosures of Offsetting Assets and Liabilities, requires entities to provide disclosures of both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS).

Offsetting, otherwise known as netting, takes place when entities present their rights and obligations to each other as a net amount in their statement of financial condition. The Company has certain assets and liabilities on the Consolidated Balance Sheets which could be subject to the right of setoff and related arrangements associated with financial instruments and derivatives. Derivative instruments reported are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market, as presented in Note 13 – Derivative Financial Instruments. A repurchase agreement is a transaction that involves the “sale” of financial assets by one party to another, subject to an agreement by the “seller” to repurchase the assets at a specified date or in specified circumstances.

The following table reflects the gross and net amounts of such assets and liabilities:

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
As of March 31, 2014
Assets
Interest rate commitments	$119	$—	$119
Forward sale contracts	37	(2)	35
Liabilities
Interest rate commitments	1	—	1
Forward sale contracts	2	(2)	—
Repurchase Agreements	2,969	—	2,969
As of December 31, 2013
Assets
Interest rate commitments	$40	$—	$40
Forward sale contracts	33	(1)	32
Liabilities
Interest rate commitments	16	—	16
Forward sale contracts	1	(1)	—
Repurchase Agreements	2,636	—	2,636

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

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit	$70,143	$26,054
Unused commitments	—	657
Unused lines of credit:
Home equity	109,978	109,414
Credit cards	22,976	22,751
Commercial	53,921	54,840
Letters of credit	17,121	17,131
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	15,877

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

At March 31, 2014, the Corporation has $4.8 million of reserves on unfunded commitments, unused lines of credit, letters of credit and $2.6 million of reserves for repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at March 31, 2014 related to approximately $204.5 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $180,000 and $694,000 for the three months ended March 31, 2014 and 2013, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related expense including reserves was $162,000 and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

We are a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which is an action brought by the Village of Kronenwetter on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit, $1.7 million of which was recorded during the quarter ended June 30, 2013. The specific reserve balance at March 31, 2014 remained at $2.4 million.

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

Derivative financial instruments are summarized as follows:

		March 31, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$9,877	$119	$3,863	$37
Unused commitments (2)	Other assets	—	—	369	3
Forward contracts to sell mortgage loans (3)	Other assets	8,000	37	8,000	33
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	584	1	2,172	12
Unused commitments (2)	Other liabilities	—	—	288	4
Forward contracts to sell mortgage loans (3)	Other assets	3,000	2	1,000	1

(1)	Interest rate lock commitments include $4.5 million and $1.5 million of commitments not yet approved in the credit underwriting process at March 31, 2014 and December 31, 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Corporation recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans in recission at period end.
(3)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest rate lock commitments	$94	$(441)
Forward contracts to sell mortgage loans	(26)	(133)

Total	$68	$(574)

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

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,348	$—	$3,348
Corporate stock and bonds	6	—	—	6
Non-agency CMOs	—	—	6,041	6,041
Government sponsored agency mortgage-backed securities	—	67,686	—	67,686
GNMA mortgage-backed securities	—	210,885	—	210,885
Loans held for sale	—	2,944	—	2,944
Other assets:
Interest rate lock commitments	—	119	—	119
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	37	—	37

Total	$6	$285,019	$6,041	$291,066

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$1	$—	$1
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	2	—	2

Total	$—	$3	$—	$3

	Level 1	Level 2	Level 3	Total
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

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

	March 31, 2014		Weighted Average	December 31, 2013		Weighted Average
	From	To		From	To
Coupon rate	1.6%	4.6%	2.4%	1.6%	4.6%	2.4%
Duration (in years)	1.2	6.6	3.9	1.1	5.7	3.6
PSA prepayment speed	137	350	211	128	458	346

The Corporation had 99.2% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance.

	March 31, 2014		Weighted Average	December 31, 2013		Weighted Average
	From	To		From	To
Observable inputs:
30 to 59 day delinquency rate	1.6%	4.1%	3.3%	1.6%	5.8%	4.0%
60 to 89 day delinquency rate	0.6	3.5	1.6	0.8	2.5	1.9
90 plus day delinquency rate	5.6	10.3	7.1	4.6	9.9	6.5
Loss severity	53.3	66.0	57.6	52.0	68.5	57.1
Coupon rate	5.0	6.0	5.5	5.0	6.0	5.5
Current credit support	—	4.1	—	—	4.3	—
Unobservable inputs:
Month 1 to month 24 constant default rate	5.7	12.1	8.3	5.3	11.6	8.2
Discount rate	4.0	7.0	6.4	4.0	7.0	6.6

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Non-agency CMOs
Beginning balance	$6,208	$14,158
Total realized/unrealized gains (losses):
Included in earnings	—	(199)
Included in other comprehensive loss	56	858
Included in earnings as unrealized other-than-temporary impairment	(21)	(83)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	—	—
Included in earnings as realized other-than-temporary impairment	63	173
Principal repayments	(265)	(938)
Sales	—	(6,420)

Ending balance	$6,041	$7,549

There were no transfers in or out of Levels 1, 2 or 3 during the three months ended March 31, 2014 or 2013. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$27,206	$27,206
Mortgage servicing rights	—	—	6,607	6,607
Other real estate owned	—	—	62,140	62,140

Total assets at fair value	$—	$—	$95,953	$95,953

December 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$44,046	$44,046
Mortgage servicing rights	—	—	6,448	6,448
Other real estate owned	—	—	63,460	63,460

Total assets at fair value	$—	$—	$113,954	$113,954

The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2014
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15% to 35%.

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 7.78%; weighted average discount rate 12.01%.

Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15% to 35%.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans—include discount rates in the range of 11.5% to 25.0% as well as portfolio weighted average prepayment speeds of 2.3% to 53.0% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets (OREO) are held for sale and are initially recorded at fair value less estimated selling expenses at the date of foreclosure. OREO is re-measured at the lower of cost or fair value after initial recognition and reported using a valuation allowance on foreclosed assets. Fair value is generally based on third party appraisals subject to discounting and is therefore considered a Level 3 measurement.

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

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2014 and December 31, 2013.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$163,811	$163,811	$143,396	$143,396
Investment securities available for sale	287,966	287,966	277,872	277,872
Loans held for sale	2,944	2,944	3,085	3,085
Loans held for investment	1,513,720	1,459,078	1,544,324	1,488,677
Mortgage servicing rights	21,583	22,572	22,294	23,553
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,810	7,810	8,216	8,216
Interest rate lock commitments	119	119	37	37
Unused commitments	—	—	3	3
Forward contracts to sell mortgage loans (1)	37	37	33	33
Financial liabilities:
Non-maturity deposits	1,349,854	1,349,854	1,324,324	1,324,324
Deposits with stated maturities	518,897	518,192	550,969	549,668
Other borrowed funds	13,210	13,505	12,877	13,121
Accrued interest payable—borrowings	20	20	22	22
Accrued interest payable—deposits	381	381	393	393
Interest rate lock commitments	1	1	12	12
Unused commitments	—	—	4	4
Forward contracts to sell mortgage loans (1)	2	2	1	1

(1)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

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

At March 31, 2014 and December 31, 2013, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior fiscal years caused by the significant loss provisions associated with the loan portfolio. Therefore, a valuation allowance of $118.0 million and $119.8 million at March 31, 2014 and December 31, 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of deferred tax assets (liabilities) are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$22,505	$27,193
OREO valuation allowance and other loss reserves	14,541	15,026
Federal NOL carryforwards	70,171	66,359
State NOL carryforwards	16,275	15,710
Unrealized securities losses, net	1,621	2,657
Other	2,892	3,141

Total deferred tax assets	128,005	130,086
Valuation allowance	(117,985)	(119,780)

Adjusted deferred tax assets	10,020	10,306
Deferred tax liabilities:
FHLB stock dividends	(820)	(820)
Mortgage servicing rights	(8,659)	(8,944)
Other	(541)	(542)

Total deferred tax liabilities	(10,020)	(10,306)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014 and December 31, 2013, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 16 – Earnings Per Share

Basic earnings per share for the three months ended March 31, 2014 and 2013 have been determined by dividing net income (loss) available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	$1,930	$(17,525)
Denominator:
Denominator for basic earnings per share—weighted average shares	9,050	21,247
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share—weighted average shares	9,050	21,247

Basic earnings (loss) per common share	$0.21	$(0.82)
Diluted earnings (loss) per common share	0.21	(0.82)

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

On December 18, 2013, the Board approved the change of the Company’s fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of the Company’s previous fiscal years mean the fiscal years ended on March 31. This quarterly report on Form 10-Q includes results for the quarterly period beginning on January 1, 2013 through March 31, 2013 which have not been previously disclosed.

EXECUTIVE OVERVIEW

Financial Results

Results for the quarter ending March 31, 2014 include:

•	Basic and diluted earnings per share and earnings per share available to common equity were $0.21 for the three months ended March 31, 2014, compared to basic and diluted loss per share available to common equity of ($0.82) for the same period in 2013;

•	Net income and net income available to common equity was $1.9 million for the three months ended March 31, 2014 compared to a net loss of $14.0 million or $17.5 million net loss available to common equity for the prior year period;

•	The net interest margin increased 1.04% to 3.66% for the quarter ended March 31, 2014 from 2.62% in the prior year period largely due to lower average balances and rates paid on borrowings. Average balances declined due to the settlement of the credit agreement (credit agreement with U.S. Bank) and prepayments of Federal Home Loan Bank of Chicago (“FHLB of Chicago”) borrowings;

•	Loans held for investment (net of the allowance for loan losses) declined $30.6 million, or 2.0%, since December 31, 2013 primarily due to repayments outpacing loan originations for a net decline of $43.0 million. The allowance for loan losses declined $11.7 million since December 31, 2013 and $4.3 million of loans were transferred to other real estate owned;

•	Total non-performing loans decreased $28.5 million, or 41.6%, to $40.0 million at March 31, 2014 from $68.5 million at December 31, 2013;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $29.9 million, or 22.6%, to $102.1 million at March 31, 2014 from $132.0 million at December 31, 2013, as the Bank continues its efforts to reduce problem asset levels.

•	Deposits decreased $6.5 million, less than one percent, since December 31, 2013 primarily due to runoff of time deposits of $32.1 million partially offset by seasonal increases in advance payments of $20.2 million;

•	The Bank was well capitalized as of March 31, 2014. Total risk-based capital ratio was 17.43% as of March 31, 2014, compared to 17.07% at December 31, 2013. Tier 1 capital was 9.69% as of March 31, 2014, compared to 9.60% at December 31, 2013.

•	The provision for loan losses was zero for the three months ended March 31, 2014, a decrease from the $675,000 for the three months ended March 31, 2013; and

•	Delinquencies (loans past due 30 days or more) decreased $24.2 million, or 37.1%, to $41.0 million at March 31, 2014 from $65.2 million at December 31, 2013.

Orders to Cease and Desist

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June, 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “C&D Orders”). On August 31, 2010, a Prompt and Corrective Action Directive (“PCA Directive”) was issued for the Bank.

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

At March 31, 2014, the Bank had a tier 1 leverage (core) ratio of 9.69% and a total risk-based capital ratio of 17.43%, each meeting the required capital ratios set forth above. On April 2, 2014, the Bank was notified that the Bank Order and the PCA Directive were terminated.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past two years. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At March 31, 2014, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $40.0 million, a decline of $28.5 million from the $68.5 million at December 31, 2013. Foreclosed properties declined $1.3 million to $62.1 million at March 31, 2014 from $63.5 million at December 31, 2013, a 2.1% decrease. Non-performing assets have had, and are expected to continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The ALLL declined to $53.5 million at March 31, 2014 from $65.2 million at December 31, 2013, a 17.9% decrease. Net charge-offs during the three months ended March 31, 2014 were $11.7 million compared to $4.6 million during the same period in 2013. There was no provision for loan losses for the three months ended March 31, 2014 compared to $675,000 for the three months ended March 31, 2013. While the balance of the ALLL declined 17.9% during the three months ended March 31, 2014, the allowance compared to total non-performing loans was 133.8% at March, an increase from 95.2% at December 31, 2013 as a result of a larger decrease in non-performing loans. At March 31, 2014, the ratio of the allowance to total loans was 3.41% compared to 4.05% at December 31, 2013.

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

Dodd-Frank is an extensive, complex and comprehensive piece of legislation that impacts many aspects of banking organizations. Dodd-Frank is likely to negatively impact our revenue and increase both the direct and indirect costs of doing business, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of our businesses.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that may last several years, management will not be able to fully assess the impact the legislation will have on its business and, accordingly, results of operations may vary from period to period.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(Dollars in thousands—except per share amounts)
Operations Data:
Net interest income	$18,315	$18,877	$15,812	$13,417	$14,820
Provision for loan losses	—	—	—	275	675
Non-interest income	5,932	8,002	142,679	8,852	7,503
Non-interest expense	22,317	23,125	45,232	27,375	35,668
Income (loss) before income tax expense (benefit)	1,930	3,754	113,259	(5,381)	(14,020)
Income tax expense (benefit)	—	—	9	—	—
Net income (loss)	1,930	3,754	113,250	(5,381)	(14,020)
Preferred stock dividends in arrears(1)	—	—	103,163	(1,701)	(1,662)
Preferred stock discount accretion	—	—	(4,304)	(1,863)	(1,843)
Net loss available to common equity	1,930	3,754	212,109	(8,945)	(17,525)
Selected Financial Ratios (2):
Yield on interest-earning assets	3.89%	3.86%	3.80%	3.75%	4.02%
Cost of funds	0.25	0.27	0.89	1.34	1.37
Interest rate spread	3.64	3.59	2.91	2.41	2.65
Net interest margin	3.66	3.61	2.88	2.38	2.62
Return on average assets	0.37	0.69	19.76	(0.91)	(2.37)
Average equity to average assets	9.81	9.32	(2.67)	(2.64)	(2.03)
Non-interest expense to average assets	4.32	4.24	7.89	4.65	6.02
Per Share:
Basic earnings (loss) per common share	$0.21	$0.41	$10.24	$(0.42)	$(0.82)
Diluted earnings (loss) per common share	0.21	0.41	10.24	(0.42)	(0.82)
Dividends per common share	—	—	—	—	—
Book value per common share	22.84	22.34	22.21	(8.33)	(7.70)
Financial Condition:
Total assets	$2,109,824	$2,112,474	$2,191,001	$2,344,469	2,367,583
Loans receivable
Held for sale	2,944	3,085	4,571	19,705	18,058
Held for investment, net	1,513,720	1,544,324	1,582,554	1,627,243	1,670,543
Deposits	1,868,751	1,875,293	1,943,144	2,001,913	2,025,025
Other borrowed funds	13,210	12,877	19,748	318,749	317,225
Stockholders’ equity (deficit)	206,708	202,198	201,037	(71,389)	(59,864)
Allowance for loan losses	53,497	65,182	71,853	75,872	79,815
Non-performing assets(3)	102,118	131,957	162,899	175,029	203,132

(1)	Including compounding.
(2)	Annualized when appropriate.
(3)	Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three months Ended March 31, 2014

Net results from operations for the three months ended March 31, 2014 improved $15.9 million to net income of $1.9 million from a net loss of $14.0 million in the prior year period. The improvement in results was primarily the result of a $13.4 million decline in non-interest expense. Non-interest income was lower than the prior year period by $1.6 million which was offset by an increase in net interest income of $3.5 million compared to the three months ended March 31, 2013. The discussion that follows in this section provides additional details regarding these results for the three month periods.

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

	Three Months Ended March 31,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,213,487	$13,194	4.35%	$1,361,102	$15,636	4.60%
Consumer loans	361,638	4,317	4.84	427,129	5,124	4.87
Commercial business loans	21,795	365	6.70	25,256	428	6.78

Total loans receivable (2) (3)	1,596,920	17,876	4.48	1,813,487	21,188	4.67
Investment securities (4)	283,110	1,507	2.13	265,284	1,415	2.13
Interest-earning deposits	107,693	65	0.24	154,909	94	0.25
Federal Home Loan Bank stock	11,940	14	0.48	25,630	19	0.30

Total interest-earning assets	1,999,663	19,462	3.89	2,259,310	22,716	4.02
Non-interest-earning assets	95,071			111,372

Total assets	$2,094,734			$2,370,682

Interest-Bearing Liabilities
Demand deposits	$1,006,595	306	0.12	$1,024,945	348	0.14
Regular savings	310,709	79	0.10	290,727	75	0.10
Certificates of deposit	535,413	703	0.53	697,605	1,287	0.75

Total deposits	1,852,717	1,088	0.24	2,013,277	1,710	0.34
Other borrowed funds	14,497	59	1.63	318,251	6,186	7.77

Total interest-bearing liabilities	1,867,214	1,147	0.25	2,331,528	7,896	1.37

Non-interest-bearing liabilities	22,012			87,280

Total liabilities	1,889,226			2,418,808
Stockholders’ deficit	205,508			(48,126)

Total liabilities and stockholders’ deficit	$2,094,734			$2,370,682

Net interest income/interest rate spread (5)		$18,315	3.64%		$14,820	2.65%

Net interest-earning assets	$132,449			$(72,218)

Net interest margin (6)			3.66%			2.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			0.97

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $3.5 million, or 23.6%, for the three months ended March 31, 2014, as compared to the same period in the prior year. Interest income decreased $3.3 million, or 14.3%, for the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to a decline in average balances and yields in the residential and commercial real estate loan portfolios and a decline in average balances of consumer loans. Investment securities yields remained flat while average balances increased slightly. Interest expense decreased $6.7 million, or 85.5%, for the three months ended March 31, 2014, as compared to the same period in the prior year due to the settlement of the credit agreement with U.S. Bank and prepayment of FHLB of Chicago borrowings resulting in lower borrowed funds balances and a reduction in certificate of deposit average balances and the rate paid on these accounts. The net interest margin increased to 3.66% for the three month period ended March 31, 2014 from 2.62% for the respective period in the prior year.

Loan portfolio average balances declined $216.6 million from March 31, 2013 compared to the same period a year ago largely due to principal and interest payments and transfers to OREO net of new loan originations. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, we have recently developed and are implementing strategies to increase profitability by slowing asset runoff and generating new loan volume to improve the net interest margin. Investment securities average balances increased $17.8 million primarily due to the purchase of securities totaling $82.2 million since March 31, 2013, partially offset by sales, maturities and principal collections of $51.6 million. The average balance of interest-earning deposits declined $47.2 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

Other borrowed funds average balances declined by $303.8 million for the three months ended March 31, 2014 when compared to the same period in the prior year primarily due to the payoff and settlement of $116.3 million under the Credit Agreement and $187.5 million of FHLB of Chicago borrowings during the quarter ended September 30, 2013. The average balance of certificates of deposit decreased $162.2 million for the three months ended March 31, 2014 compared to the same period in the previous year. Likewise, the average rate paid on certificates of deposit fell by 22 basis points year over year. The decline in certificate of deposit average balances and interest rates was largely the result of lower rates offered in the market due to reduced funding needs and improved deposit pricing disciplines.

Provision for Loan Losses

Provision for loan losses was zero, a decrease of $675,000 for the three month period ended March 31, 2014, as compared to the same period in the previous year. Non-performing loans totaled $40.0 million at March 31, 2014, down from $68.5 million at December 31, 2013.

The decrease in provision for loan losses for the three months ended March 31, 2014 was due to lower levels of non-performing loans. In addition, the decrease was partly due to the impact of lower net charge-offs in the quarter ended March 31, 2014 of $11.7 million that replaced net charge-offs of $24.4 million in the quarter ended March 31, 2012 included in the trailing eight quarter net charge-off history which is used in the determination of the general component of the allowance for loan losses (ALLL). The provision for loan losses attributable to substandard and impaired loans was favorably impacted by the steady quarter-over-quarter decrease in non-performing loans since March 2010.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the ALLL at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses may decline should credit metrics such as net charge-offs and the amount of non-performing loans continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(21)	$(83)	$62	74.7%
Loan servicing income (loss), net of amortization	774	55	719	N/M
Service charges on deposits	2,266	2,369	(103)	(4.3)
Investment and insurance commissions	856	952	(96)	(10.1)
Net gain on sale of loans	592	3,030	(2,438)	(80.5)
Net gain on sale of investment securities	301	(200)	501	N/M
Net gain on sale of OREO	161	1,337	(1,176)	(88.0)
Other income	1,003	43	960	N/M

Total non-interest income	$5,932	$7,503	$(1,571)	(20.9)%

N/M means “Not Meaningful.”

Non-interest income decreased $1.6 million to $5.9 million for the three months ended March 31, 2014, compared to $7.5 million for the same period in 2013. The decrease was due to declines in gain on sale of loans of $2.4 million and gain on sale of OREO of $1.2 million. These unfavorable items were partially offset by increases in other income of $960,000, loan servicing income of $719,000 and gain on sale of securities of $501,000.

The decrease in net gain on sale of loans of $2.4 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $22.3 million compared to $159.6 million in the same three month period a year ago. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have increased slightly since March 31, 2013, which caused a reduction in financing activity resulting in decreased sales volume. Net gain on sale of OREO decreased by $1.2 million in the three months ended March 31, 2014 from $1.3 million in the year ago period largely due to the impact of lower sales volume with smaller gains per property as the OREO portfolio balances continue to decline and we realize smaller margins per property.

Other income increased by $960,000 over the prior year due to two negative adjustments recorded in the prior year which reduced other non-interest income. The adjustments included a bank owned life insurance annual policy adjustment and a loss on disposition of premises and equipment. Loan servicing income increased $719,000 in the current period compared to the respective period a year ago primarily due to lower amortization charges related to the mortgage servicing right asset. Sales of investment securities reflect a $301,000 gain during the three months ended March 31, 2014 compared to a loss of $200,000 in the same period in 2013.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$11,162	$10,142	$1,020	10.1%
Occupancy	2,238	2,311	(73)	(3.2)
Furniture and equipment	766	762	4	0.5
Federal deposit insurance premiums	1,048	1,354	(306)	(22.6)
Data processing	1,371	1,862	(491)	(26.4)
Communications	573	412	161	39.1
Marketing	653	506	147	29.1
OREO expense, net	1,185	12,259	(11,074)	(90.3)
Investor loss reimbursement	162	2,810	(2,648)	(94.2)
Mortgage servicing rights impairment (recovery)	11	(2,190)	2,201	100.5
Provision for unfunded loan commitments	180	425	(245)	(57.6)
Loan processing and servicing expense	567	1,303	(736)	(56.5)
Legal services	353	1,100	(747)	(67.9)
Other professional fees	407	659	(252)	(38.2)
Insurance	310	418	(108)	(25.8)
Other expense	1,331	1,535	(204)	(13.3)

Total non-interest expense	$22,317	$35,668	$(13,351)	(37.4)%

N/M = Not Meaningful

Non-interest expense decreased $13.4 million, or 37.4%, to $22.3 million for the three months ended March 31, 2014, as compared to $35.7 million for the respective period in 2013. The decrease was primarily due to lower OREO expense, net and investor loss reimbursement. These decreases were partly offset by an increase in mortgage servicing rights (MSR) impairment and higher compensation and benefit costs.

The significant decline in OREO expense of $11.1 million during the three months ended March 31, 2014 was the result of lower valuation adjustments on repossessed property. Investor loss reimbursement declined as a $2.6 million reserve was recorded in the prior year period. MSR impairment increased due to a $2.2 million recovery in the prior year period compared to an impairment of $11,000 in the three months ended March 31, 2014. Compensation and benefits increased $1.0 million over the prior year period due to annual salary increases, new employees and higher health insurance costs. Most other categories of expense reflected declines over the prior year period in part due to ongoing expense control efforts.

Income Taxes

No income tax expense was recorded for the three month periods ended March 31, 2014 and 2013. No taxes were recorded on the income for the three months ended March 31, 2014 as net operating loss carryforwards were used to offset the income. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

FINANCIAL CONDITION

General

Total assets of the Corporation decreased $2.7 million, or less than one percent, to $2.11 billion at March 31, 2014. This decrease was primarily attributable to lower balances in net loans held for investment mostly offset by higher cash and cash equivalents and investment securities balances.

Investment Securities

Investment securities available-for-sale increased $10.1 million during the three months ended March 31, 2014, or 3.6%, primarily due to purchases of $19.0 million and a decrease in fair value adjustments of $2.6 million. The increase was partially offset by principal repayments and sales of $11.4 million and $21,000 of other-than-temporary impairment losses that were recognized in earnings. See Note 4 to the Consolidated Financial Statements.

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

Loans Held for Investment

Loans held for investment decreased $42.2 million during the three months ended March 31, 2014 from $1.61 billion at December 31, 2013 to $1.57 billion at March 31, 2014. The activity included principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $100.4 million and transfers to other real estate owned of $4.3 million, partially offset by originations and refinances. During the three months ended March 31, 2014, the Corporation originated $57.4 million of loans for investment, as compared to $136.9 million during the three months ended December 31, 2013.

Loans Held for Sale

Residential mortgage loans originated for sale amounted to $22.2 million for the three months ended March 31, 2014 compared to $146.1 million for the quarter ended March 31, 2013. At December 31, 2013, loans held for sale, which consisted solely of single-family residential mortgage loans, amounted to $3.1 million, and declined $141,000 to $2.9 million at March 31, 2014.

Other Real Estate Owned

OREO, net decreased $1.3 million to $62.1 million at March 31, 2014 from $63.5 million at December 31, 2013 due to sales of $5.2 million mostly offset by additions during the quarter of $4.3 million.

Deposits

Deposits decreased $6.5 million during the three months ended March 31, 2014 to $1.87 billion, due largely to a $32.1 million decline in certificates of deposit (CDs) which was partially offset by an increase in advance payments of $20.2 million. A significant portion of the CD decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers amounted to zero at March 31, 2014 and December 31, 2013. The weighted average rate of certificate of deposits decreased to 0.52% at March 31, 2014 compared to 0.57% at December 31, 2013.

Other Liabilities

Total liabilities declined $7.2 million from December 31, 2013 to March 31, 2014 primarily due to a decline in deposits of $6.5 million. Other borrowed funds increased slightly to $13.2 million at March 31, 2014 from $12.9 million at December 31, 2013. Other borrowed funds as of March 31, 2014 consist of FHLB of Chicago borrowings of $10.0 million and retail repurchase agreements of $3.0 million. At March 31, 2014 and December 31, 2013, FHLB of Chicago advances totaled $10.0 million and had a weighted average interest rate of 2.33%. Accrued taxes, insurance and employee related expenses declined by $1.4 million since December 31, 2013 primarily due to tax payments made during the quarter.

Stockholders’ Equity (Deficit)

Stockholders’ equity increased $4.5 million to $206.7 million at March 31, 2014 compared to $202.2 million at December 31, 2013. The increase during the three months ended March 31, 2014 was primarily the result of net income during the period of $1.9 million and a decline in accumulated other comprehensive income (loss) (AOCI) related to AFS securities. AOCI declined by $2.6 million during the three months ended March 31, 2014.

RISK MANAGEMENT

The Company encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management process.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	March 31, 2014			December 31, 2013
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$9,813	24.5%	0.62%	$14,404	21.0%	0.89%
Commercial and industrial	760	1.9	0.05	1,509	2.2	0.09
Land and construction	16,543	41.4	1.05	24,729	36.1	1.52
Multi-family	3,380	8.5	0.21	3,658	5.4	0.22
Retail/office	4,575	11.4	0.29	14,365	21.0	0.89
Other commercial real estate	2,642	6.6	0.17	6,802	9.9	0.42
Education (2)	231	0.6	0.01	276	0.4	0.02
Other consumer	2,034	5.1	0.13	2,754	4.0	0.17

Total	$39,978	100.0%	2.53%	$68,497	100.0%	4.22%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $7,463 and $8,930 at March 31, 2014, and December 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity:

	Non-						Non-
	Performing						Performing
	Loans		Transfer	Transfer			Loans	Remaining
	December 31,		to Accrual	to	Paid	Charged	March 31,	Balance	Associated
	2013	Additions	Status	OREO	Down	Off	2014	of Loans	ALLL
	(In thousands)
Residential	$14,404	$925	$(2,001)	$(1,895)	$(692)	$(928)	$9,813	$516,075	$9,378
Commercial and industrial	1,509	872	(399)	—	(345)	(877)	760	19,154	4,938
Land and construction	24,729	238	—	(142)	(4,525)	(3,757)	16,543	82,686	11,076
Multi-family	3,658	315	—	—	(263)	(330)	3,380	274,359	7,571
Retail/office	14,365	619	(531)	(2,161)	(1,111)	(6,606)	4,575	137,237	8,166
Other commercial real estate	6,802	212	(1,263)	(140)	(3,496)	527	2,642	156,780	8,230
Education	276	—	—	—	(45)	—	231	123,679	206
Other consumer	2,754	545	(90)	—	(236)	(939)	2,034	228,560	3,932

Total	$68,497	$3,726	$(4,284)	$(4,338)	$(10,713)	$(12,910)	$39,978	$1,538,530	$53,497

Non-performing loans decreased $28.5 million during the three months ended March 31, 2014. The loan categories with the largest decline in non-performing loans were retail/office of $9.8 million, land and construction of $8.2 million, residential loans of $4.6 million and other commercial real estate of $4.2 million.

The interest income that would have been recorded during the three months ended March 31, 2014 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $1.2 million.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans—excluding troubled debt restructurings	$17,051	$39,151
Troubled debt restructurings—non-accrual (1)	22,927	29,346
Other real estate owned (OREO)	62,140	63,460

Total non-performing assets	$102,118	$131,957

Non-performing loans to gross loans (2)	2.53%	4.22%
Non-performing assets to total assets	4.84	6.25
Allowance for loan losses to gross loans (2)	3.39	4.02
Allowance for loan losses to non-performing loans	133.82	95.16
Allowance for loan losses plus OREO valuation allowance to non-performing assets	81.43	72.77

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the three months ended March 31, 2014:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2013	$68,497	$63,460	$131,957
Additions	3,726	—	3,726
Transfer of loans to OREO	(4,338)	4,338	—
Returned to accrual status	(4,284)	—	(4,284)
Sales	—	(5,231)	(5,231)
Loan charge-offs/OREO valuations adjustments, net	(12,910)	(455)	(13,365)
Capitalized improvements	—	28	28
Payments	(10,713)	—	(10,713)

Balance at March 31, 2014	$39,978	$62,140	$102,118

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $7,463 and $8,930 that are 90 days or more past due but still accruing interest at March 31, 2014, and December 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	March 31, 2014		December 31, 2013
		% of Total		% of Total
Days Past Due	Balance	Gross Loans	Balance	Gross Loans
	(Dollars in thousands)
30 to 59 days	$11,233	0.71%	$11,885	0.73%
60 to 89 days	3,306	0.21	4,280	0.26
90 days and over	26,428	1.68	49,017	3.02

Total	$40,967	2.60%	$65,182	4.02%

Loans delinquent 30 to 89 days decreased $1.6 million to $14.5 million at March 31, 2014 from $16.2 million at December 31, 2013 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At March 31, 2014, the Corporation identified $71.4 million of loans as impaired, which includes $31.4 million of performing troubled debt restructurings (“TDR”). At December 31, 2013, impaired loans were $101.6 million, which included $33.1 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

The following is additional information regarding impaired loans.

	March 31,	December 31,
	2014	2013
	(In thousands)
Carrying amount of impaired loans	$64,040	$78,471
Average carrying amount of impaired loans	66,213	77,734
Loans and troubled debt restructurings on non-accrual status	39,978	68,497
Troubled debt restructurings—accrual	31,434	33,087
Troubled debt restructurings—non-accrual (1)	22,927	29,346
Loans past due ninety days or more and still accruing (2)	7,463	8,930

(1)	Troubled debt restructurings—non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Representes the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $940,000 and $120,000 for the three months ended March 31, 2014 and 2013.

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate ALLL. The ALLL is established through a provision for loan losses charged to expense. Loans are charged-off against the ALLL when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The balance in the ALLL is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in “—Critical Accounting Estimates and Judgments.”

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

The following table presents the ALLL by component:

	March 31,	December 31,
	2014	2013
	(In thousands)
General reserve:
General component	$34,564	$35,844
Substandard loan component	11,561	6,225
Specific reserve	7,372	23,113

Total allowance for loan losses	$53,497	$65,182

The following table presents the unpaid principal balance of loans by risk category:

	March 31,	December 31,
	2014	2013
	(In thousands)
Pass	$1,458,700	$1,460,457
Special mention	3,889	24,203

Total pass and special mention rated loans	1,462,589	1,484,660
Substandard rated loans, excluding TDR accrual (1)	44,507	35,310
Troubled debt restructurings—accrual	31,434	33,087
Non-accrual	39,978	68,497

Total impaired loans	71,412	101,584

Total unpaid principal balance	$1,578,508	$1,621,554

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.

The following table presents credit risk metrics related to the ALLL:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
General ALLL / pass and special mention loans	2.4%	2.4%
Substandard ALLL / substandard loans (excluding TDR accrual)	26.0%	17.6%
Specific ALLL / impaired loans	10.3%	22.8%
Loans 30 to 89 days past due	$14,539	$16,165

The ratio of the general ALLL to pass and special mention rated loans remained flat at 2.4% at March 31, 2014 compared to December 31, 2013. The ratio associated with substandard loans increased from December 31, 2013 to March 31, 2014 reflecting management’s current estimate of loss due to current market values of collateral and anticipated cash flow from borrower operations. The ratio associated with impaired loans declined due to the higher level of charge-offs of loans with a specific reserve.

The following table summarizes the activity in the ALLL for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$65,182	$83,761
Charge-offs:
Residential	(1,096)	(1,864)
Multi-family	(377)	(184)
Commercial real estate	(6,802)	(407)
Land and construction	(3,582)	(722)
Consumer	(1,144)	(2,413)
Commercial and industrial	(1,322)	(724)

Total charge-offs	(14,323)	(6,314)

Recoveries:
Residential	231	18
Multi-family	58	34
Commercial real estate	1,805	886
Land and construction	44	520
Consumer	104	103
Commercial and industrial	396	132

Total recoveries	2,638	1,693

Net charge-offs	(11,685)	(4,621)

Provision for loan losses	—	675

Allowance at end of period	$53,497	$79,815

Net charge-offs to average loans held for sale and for investment (1)	(2.97)%	(1.03)%

(1)	Annualized.

Total charge-offs and recoveries of $14.3 million and $2.6 million, respectively, for the three months ended March 31, 2014 increased $8.0 million and $0.9 million, respectively, from the three months ended March 31, 2013.

The provision for loan losses decreased $675,000 to zero for the three months ended March 31, 2014 compared to the same period in the prior year. The improvement was largely due to a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010. Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-performing loans to total loans to 2.53% at March 31, 2014 from 4.22% at December 31, 2013 to be a factor that warranted the decrease in provision for loan losses.

Other Real Estate Owned

OREO, net decreased $1.3 million during the three months ended March 31, 2014. Individual properties included in OREO at March 31, 2014 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(in thousands)
Raw Land	Northeast Wisconsin	$3,266
Commercial Building	Northwest Wisconsin	2,355
Commercial Building	Northwest Wisconsin	1,140
Commercial Building	South Central Wisconsin	3,825
Raw Land	South Central Wisconsin	2,231
Commercial Building	South Central Wisconsin	1,925
Commercial Building	South Central Wisconsin	1,403
Raw Land	South Central Wisconsin	1,352
Raw Land	South Central Wisconsin	1,238
Condo Lot	South Central Wisconsin	1,161
Raw Land	South Central Wisconsin	1,105
Commercial Lot	South Central Wisconsin	1,071
Commercial Building	Southeast Wisconsin	3,824
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	2,054
Commercial Building	Southeast Wisconsin	1,266
Raw Land	Southeast Wisconsin	1,162
Other properties individually less than $1 million		28,082

		$62,140

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

Liquidity

Operating Activities

Net cash provided by operations of $3.4 million for the three months ended March 31, 2014 decreased $4.4 million when compared to the same period in 2013 primarily due to lower valuation adjustments for OREO losses and lower gains on the sale of residential first mortgage loans.

Investing Activities

Net cash from investing activities decreased $36.2 million for the three months ended March 31, 2014 as compared to the same period in 2013 due to a decline in the origination of loans held for investment and lower proceeds from sales of investments and OREO.

Financing Activities

Net cash used for financing activities decreased $23.7 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to a decline in the level of run off on deposit balances during the period.

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

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and corporate banking businesses and wholesale funding sources (FHLB of Chicago advances, other borrowings and broker/internet CDs). The Bank was previously prohibited from obtaining new brokered deposits under provisions of the Bank Order. As of March 31, 2014, the Corporation had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of March 31, 2014 was $528.5 million, subject to collateral availability. Total credit capacity based on the value of the existing collateral pledged was $238.8 million as of March 31, 2014.

Loan Commitments

At March 31, 2014, the Bank had outstanding commitments to originate loans of $70.1 million, there were no unused commitments and commitments to extend funds to, or on behalf of, customers pursuant to lines, and unused letters of credit of $204.0 million. Scheduled maturities of certificates of deposits during the nine months following March 31, 2014 amounted to $269.7 million. Scheduled maturities of borrowings during the same period totaled $3.0 million. Management believes adequate resources are available to fund all Bank commitments to the extent required.

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

MPF Program

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at March 31, 2014 related to approximately $204.5 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $651.3 million and $659.4 million at March 31, 2014 and December 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $116.5 million and $122.2 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

Other

The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2014, the Bank had no brokered deposits. The Bank Orders previously prohibited the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

Regulatory Capital

Under federal law and regulation, the Bank is required to meet tier 1 leverage, tier 1 risk-based and total risk-based capital requirements. Tier 1 capital primarily consists of stockholders’ equity minus certain intangible assets and unrealized gains/losses on available-for-sale securities. Total risk-based capital primarily consists of tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. At March 31, 2014, the Bank met the requirements to be considered well capitalized under these regulations.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of March 31, 2014 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at March 31, 2014 and December 31, 2013, respectively.

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Increase
March 31, 2014	3.6%	1.6%
December 31, 2013	3.5%	1.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at March 31, 2014, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 3.6%. The net interest income sensitivity was changed at December 31, 2013 to reflect a change in methodology that has been implemented to segregate nonaccrual loans in the model. Overall net interest income sensitivity remains within the Corporation’s guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2014 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of March 31, 2014, the projected changes for the market value of equity were within the Corporation’s policy limits.

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

REGULATORY DEVELOPMENTS

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC, and the FDIC.

As a result of the Dodd-Frank Act, primary jurisdiction for the supervision and regulation of federal thrifts, including the Bank, was transferred to the OCC, while supervision and regulation of SLHCs, including the Company, was transferred to the Federal Reserve. Although the Dodd-Frank Act maintained the federal thrift charter, it eliminated certain benefits of the charter and imposed new penalties for failure to comply with the qualified thrift investment (“QTL”) test. Under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and SLHCs, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

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

Basel III Capital Rules

In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee on Banking Supervision (“Basel Committee”) and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules will apply to banking organizations, including the Company and the Bank.

The Basel III Capital Rules are intended to increase both the amount and quality of regulatory capital. Among other things, the Basel III Capital Rules: (i) introduce a new capital measure entitled “Common Equity Tier 1” (“CET1”); (ii) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios: (i) 4.5% based upon CET1; (ii) 6.0% based upon tier 1 capital; and (iii) 8.0% based upon total regulatory capital.

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

The enactment of the Basel III Capital Rules could increase the required capital levels of the Bank, and the Holding Company will become subject to consolidated capital rules. The Basel III Capital Rules become effective as applied to us and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. The ultimate impact of the new capital and liquidity standards on the Company and Bank is currently being reviewed and will depend on a number of factors, including additional developments in the implementation of the Basel III Capital Rules and any additional related rulemaking by the U.S. banking agencies.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds” and “hedge funds.”

Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final regulations were published in the Federal Register on January 31, 2014, and became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015.

In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve, the FDIC, the SEC, and the CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations (“CDOs”) backed by trust preferred securities if the CDO meets certain requirements.

We are currently reviewing the scope of the regulations implementing the Volcker Rule to determine the impact of the rule on our operations.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

The consolidated financial statements are prepared by applying certain accounting policies. Certain of these policies require management to make estimates, assumptions, judgments and strategic or economic assumptions that may prove inaccurate or are subject to variations that may significantly affect the reported results and financial position for the period or in future periods. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be its critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our Board of Directors. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report. Some of the more significant policies are as follows:

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

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current (less than one year old), b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to dispose of a property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively, reflect the decrease in collateral values during years beginning 2011 through the current period. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

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

Management considers the ALLL at March 31, 2014 to be at an adequate level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for loan losses may be required that would reduce future earnings.

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

FORWARD-LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to business plans or strategies, projected or anticipated benefits from strategic transactions made by or to be made by us, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “project,” “continue,” “ongoing,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions, some of which are beyond our control, and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in “Risk Factors,” as well as elsewhere in this transition report. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our ability to successfully transform our business and implement our new business strategy;

•	our ability to fully realize our deferred tax assets;

•	on-going impact of the Recapitalization;

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and allowance for loan losses;

•	impact of potential impairment of other intangibles in a challenging economy;

•	our ability to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	our ability to recruit and retain key employees;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	security breaches of our information systems;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	soundness of other financial institutions with which we and the Bank engage in transactions;

•	the performance of third party investment products we offer;

•	environmental liability for properties to which we take title;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•	changes in accounting principles, policies or guidelines;

•	the impact of dilution of existing stockholders as a result of possible future capital raising transactions;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	other risk factors included under Part II, Item 1A Risk Factors in this report.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s market risk has not materially changed from December 31, 2013. See Item 7A in the Corporation’s Annual Report on Form 10-K/T for the nine months ended December 31, 2013. See also “Asset/Liability Management” in Part I, Item 2 of this report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control—Integrated Framework (“2013 Framework”). Originally issued in 1992, (“1992 Framework”), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company is using the 1992 Framework.

Part II—Other Information

Item 1	Legal Proceedings.

We are a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which is an action brought by the Village of Kronenwetter on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit. The specific reserve balance at March 31, 2014 remained at $2.4 million.

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

Item 1A	Risk Factors.

In addition to the risk factors and other information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K/T for the nine months ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on or about March 20, 2014. Those risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in our Annual Report on Form 10–K/T, this Quarterly Report on Form 10-Q and in other documents we file with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. This report, including the documents incorporated by reference herein, also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the Anchor Bancorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date:	May 8, 2014	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date:	May 8, 2014	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer