Form 10-Q
period 2014-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2014-08-07
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Class: Common stock — $0.01 Par Value

Number of shares outstanding as of July 31, 2014: 9,050,000

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

		Page #
Part I - Financial Information

Item 1	Financial Statements

	Unaudited Consolidated Balance Sheets as of June 30, 2014 and Audited as of December 31, 2013	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013	3

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2014 and Audited for the Nine Months Ended December 31, 2013	5

	Unaudited Consolidated Statements of Cash Flows for Six Months Ended June 30, 2014 and 2013	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Executive Overview	53

	Results of Operations	57

	Financial Condition	67

	Risk Management	68

	Credit Risk Management	69
	Liquidity Risk Management	76
	Market Risk Management	78
	Compliance, Strategic and/or Reputational Risk Management	80

	Regulatory Developments	81

	Critical Accounting Estimates and Judgments	83

	Forward Looking Statements	86

Item 3	Quantitative and Qualitative Disclosures About Market Risk	87

Item 4	Controls and Procedures	87

Part II - Other Information

Item 1	Legal Proceedings	89
Item 1A	Risk Factors	89
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3	Defaults Upon Senior Securities	90
Item 4	Mine Safety Disclosures	90
Item 5	Other Information	90
Item 6	Exhibits	90

Signatures		91

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

			June 30, 2014	December 31, 2013
			(Unaudited)
			(In thousands, except share data)
Assets
Cash and due from banks			$38,982	$44,139
Interest-earning deposits			138,365	99,257

Cash and cash equivalents			177,347	143,396
Investment securities available for sale (AFS)			295,290	277,872
Loans held for sale			5,261	3,085
Loans held for investment			1,556,138	1,609,506
Less: Allowance for loan losses			(49,175)	(65,182)

Loans held for investment, net			1,506,963	1,544,324
Other real estate owned (OREO), net			56,170	63,460
Premises and equipment, net			25,459	24,800
Federal Home Loan Bank stock—at cost			11,940	11,940
Mortgage servicing rights, net			20,929	22,294
Accrued interest receivable			7,640	8,216
Other assets			14,250	13,087

Total assets			$2,121,249	$2,112,474

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing			$276,829	$259,926
Interest bearing			1,596,411	1,615,367

Total deposits			1,873,240	1,875,293
Other borrowed funds			13,781	12,877
Accrued interest payable			393	415
Accrued taxes, insurance and employee related expenses			5,586	7,302
Other liabilities			16,742	14,389

Total liabilities			1,909,742	1,910,276

Commitments and contingent liabilities (Note 12)

	June 30, 2014	December 31, 2013
Preferred stock:
Par value	$0.01	$0.01
Authorized	100,000	100,000
Issued	$—	$—
Common stock:
Par value	$0.01	$0.01
Authorized	11,900,000	11,900,000
Issued	9,050,000	9,050,000	91	91
Additional paid-in capital			188,370	188,370
Retained earnings			24,896	20,359
Accumulated other comprehensive loss related to AFS securities			(1,738)	(6,378)
Accumulated other comprehensive loss related to other than temporary impairment (OTTI) securities - non-credit factors			(112)	(244)

Total accumulated other comprehensive loss			(1,850)	(6,622)

Total stockholders’ equity			211,507	202,198

Total liabilities and stockholders’ equity			$2,121,249	$2,112,474

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest income
Loans	$17,321	$19,766	$35,197	$40,954
Investment securities and Federal Home Loan Bank stock	1,541	1,279	3,062	2,713
Interest-earning deposits	94	131	159	225

Total interest income	18,956	21,176	38,418	43,892

Interest expense
Deposits	1,033	1,504	2,121	3,214
Other borrowed funds	61	6,255	120	12,441

Total interest expense	1,094	7,759	2,241	15,655

Net interest income	17,862	13,417	36,177	28,237
Provision for loan losses	—	275	—	950

Net interest income after provision for loan losses	17,862	13,142	36,177	27,287

Non-interest income
Net impairment losses recognized in earnings	(13)	—	(34)	(83)
Loan servicing income, net of amortization	740	55	1,514	110
Service charges on deposits	2,523	2,580	4,789	4,949
Investment and insurance commissions	1,131	1,063	1,987	2,015
Net gain on sale of loans	698	2,793	1,290	5,823
Net gain (loss) on sale of investment securities	—	—	301	(200)
Net gain on sale of OREO	1,040	925	1,201	2,262
Other income	1,491	1,436	2,494	1,479

Total non-interest income	7,610	8,852	13,542	16,355

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Non-interest expense
Compensation and benefits	$10,739	$11,130	$21,901	$21,272
Occupancy	1,614	1,986	3,852	4,297
Furniture and equipment	791	850	1,557	1,612
Federal deposit insurance premiums	700	1,332	1,748	2,686
Data processing	1,315	1,420	2,686	3,282
Communications	463	536	1,036	948
Marketing	879	396	1,532	902
OREO expense, net	2,267	4,289	3,452	16,548
Investor loss reimbursement	(248)	371	(86)	3,181
Mortgage servicing rights impairment (recovery)	84	(1,258)	95	(3,448)
Provision for unfunded commitments	600	1,734	780	2,159
Loan processing and servicing expense	709	891	1,276	2,194
Legal services	602	1,271	955	2,371
Other professional fees	351	495	758	1,154
Insurance	206	376	516	794
Other expense	1,783	1,556	3,114	3,091

Total non-interest expense	22,855	27,375	45,172	63,043

Income (loss) before income taxes	2,617	(5,381)	4,547	(19,401)
Income tax expense (benefit)	10	—	10	—

Net income (loss)	2,607	(5,381)	4,537	(19,401)
Preferred stock dividends in arrears	—	(1,701)	—	(3,363)
Preferred stock discount accretion	—	(1,863)	—	(3,706)

Net income (loss) available to common equity	$2,607	$(8,945)	$4,537	$(26,470)

Net income (loss)	$2,607	$(5,381)	$4,537	$(19,401)

Reclassification adjustment for realized net (gains) losses recognized in Statements of Operations - Net gain (loss) on sale and call of investment securities	—	—	(301)	200
Reclassification adjustments recognized in Statements of Operations - Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(36)	(68)	(78)	(158)
Realized credit losses	49	68	112	241
Change in net unrealized gains (losses) on available-for-sale securities	2,179	(6,144)	5,039	(5,649)

Total other comprehensive income (loss)	2,192	(6,144)	4,772	(5,366)

Comprehensive income (loss)	$4,799	$(11,525)	$9,309	$(24,767)

Income (loss) per common share:
Basic	$0.29	$(0.42)	$0.50	(1.25)
Diluted	0.29	(0.42)	0.50	(1.25)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at March 31, 2013 (Audited)	$103,833	$2,536	$110,034	$(189,097)	$(89,848)	$(901)	$3,579	$(59,864)

Net income	—	—	—	111,623	—	—	—	111,623
Other comprehensive income, net of tax	—	—	—	—	—	—	(10,201)	(10,201)
Recapitalization transaction fees	—	—	(14,360)	—	—	—	—	(14,360)
Cancellation of common stock	—	(2,536)	(88,213)	—	89,848	901	—	—
Issuance of common stock	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	(110,000)	3	5,997	104,000	—	—	—	—
Accretion of preferred stock discount	6,167	—	—	(6,167)	—	—	—	—

Balance at December 31, 2013 (Audited)	$—	$91	$188,370	$20,359	$—	$—	$(6,622)	$202,198

Net income	—	—	—	4,537	—	—	—	4,537
Other comprehensive income, net of tax	—	—	—	—	—	—	4,772	4,772

Balance at June 30, 2014 (Unaudited)	$—	$91	$188,370	$24,896	$—	$—	$(1,850)	$211,507

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating Activities
Net income (loss)	$4,537	$(19,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	676	689
Net (gain) loss on sale of investment securities	(301)	200
Net impairment losses on investment securities	34	83
Origination of loans held for sale	(57,931)	(295,227)
Proceeds from sale of loans held for sale	57,045	312,828
Net gain on sale of loans	(1,290)	(5,823)
Provision for loan losses	—	950
Valuation adjustments for OREO	2,279	11,603
Provision for unfunded loan commitments	780	2,159
Gain on sale of OREO	(1,201)	(2,262)
Depreciation and amortization	1,212	1,248
Loss on disposal of premises and equipment, net	76	79
Mortgage servicing rights impairment (recovery)	95	(3,448)
Decrease in accrued interest receivable	576	1,261
Decrease in other assets	107	2,757
Increase (decrease) in accrued interest payable	(22)	9,127
Decrease in accrued taxes, insurance and employee related expenses	(1,716)	(549)
Increase (decrease) in other liabilities	1,573	(2,236)

Net cash provided by operating activities	6,529	14,038

Investing Activities
Proceeds from sale of investment securities	388	6,420
Purchase of investment securities	(37,787)	(68,009)
Principal collected on investment securities	24,344	27,773
Decrease in loans held for investment	29,702	93,471
Purchases of premises and equipment	(1,947)	(786)
Proceeds from sale of OREO	13,899	29,193
Capitalized improvements of OREO	(28)	(352)

Net cash provided by investing activities	28,571	87,710

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Financing Activities
Decrease in deposits	$(41,239)	$(92,817)
Increase in advance payments by borrowers for taxes and insurance	39,186	39,681
Proceeds from borrowed funds	53,561	60,793
Repayment of borrowed funds	(52,657)	(59,146)

Net cash used in financing activities	(1,149)	(51,489)

Net increase in cash and cash equivalents	33,951	50,259
Cash and cash equivalents at beginning of period	143,396	191,280

Cash and cash equivalents at end of period	$177,347	$241,539

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$2,263	$7,277
Income tax payments (receipts)	22	(1,728)

Non-cash transactions:
Transfer of loans to OREO	7,659	16,423

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at June 30, 2014: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K/T for the transition period ended December 31, 2013.

Change in Fiscal Year End. On December 18, 2013, the Board approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any previous fiscal years mean the fiscal years ended on March 31. As a result of the change in fiscal year end, the consolidated financial statements include the Company’s financial results for the six month period from January 1, 2013 to June 30, 2013 of which January 1, 2013 to March 31, 2013 results were previously included in the fiscal year ended March 31, 2013 results.

Reclassifications. Certain prior period amounts are reclassified to conform to the current period presentations with no impact on net income (loss) or total stockholders’ equity when applicable.

Note 2 – Significant Transactions, Significant Risks and Uncertainties

Filing of Registration Statement on Form S-1

On May 12, 2014, the Company filed the fourth amendment to the registration statement on Form S-1 originally filed on December 20, 2013 in connection with a potential initial public offering of our common stock. Certain of our current stockholders may participate as selling stockholders in the offering but they are not legally obligated to do so. The offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed or as to the actual size or terms of the offering.

Bankruptcy Proceedings and Emergence from Chapter 11

Background

Headquartered in Madison, Wisconsin, the Company is a savings and loan holding company that operates primarily through AnchorBank, its wholly owned banking subsidiary. The Bank is a $2.12 billion bank and Wisconsin’s largest thrift and offers personal and business banking services to more than 110,000 households and businesses.

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

In 2013, the Company entered into a Plan of Reorganization. Under the Plan of Reorganization, a Chapter 11 Proceeding was filed in federal Bankruptcy Court to effect a reorganization of the Company. Pursuant to the Plan of Reorganization, the Company: (i) issued new common stock to a limited number of investors in consideration of $175 million of new equity capital; (ii) made a discounted cash payment of $49.0 million in full satisfaction of the amounts owed under the Credit Agreement (which included the principal amount of $116.3 million plus accrued interest and fees of approximately $67.2 million); (iii) exchanged the senior preferred shares issued pursuant to TARP for 60 million shares of common stock; and (iv) eliminated the previously existing shares of Company common stock that were outstanding (which we refer to in this report as “Legacy Common Stock”). The Plan of Reorganization is described in greater detail below.

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

Emergence Accounting

Upon emergence, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of Accounting Standards Codification (ASC) 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC 852. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, our consolidated financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities. At the time of filing for the Chapter 11 Case, we identified liabilities subject to compromise of $188.3 million, which included the outstanding Credit Agreement of approximately $116.3 million, interest and fees due under the Credit Agreement of $67.2 million and $4.8 million in other liabilities.

Plan of Reorganization. Below is a summary of the significant transactions affecting the Company as a result of the effectiveness of the Plan of Reorganization.

Delaware Conversion

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin corporation to a Delaware corporation in accordance with Section 265 of the Delaware General Corporation Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,050,000 shares of Common Stock outstanding as of June 30, 2014.

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

Termination of Orders to Cease and Desist

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

The Corporation Order required the Corporation to notify, and in certain cases to obtain the permission of, the Federal Reserve prior to making dividends or capital distributions, incurring debt, making changes to or entering into contracts with directors or executive officers.

The Bank Order required the Bank to notify, or in certain cases obtain the permission of, the OCC prior to increases above a certain threshold in total assets, entering into brokered deposits, making changes to or entering into contracts with directors or executives officers, entering into certain transactions with affiliates or entering into third-party contracts outside the normal course of business and to meet and maintain both a core capital ratio and a total risk-based capital ratio.

On April 2, 2014, the Bank was notified that the Bank Order and the PCA Directive were terminated. On July 31, 2014, the Corporation was notified that the Corporation Order was terminated.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period.” The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This ASU currently has no impact on the Company.

ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linking repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. In addition, the ASU provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets. The accounting changes in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early adoption is prohibited. This ASU will have no effect on the Company.

ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property when collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. Further, this amendment clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Corporation has not yet evaluated the effect this ASU will have on its consolidated financial statements.

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

Note 4 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
June 30, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,303	$25	$—	$3,328
Corporate stock and bonds	1	5	—	6
Non-agency CMOs (1)	5,968	12	(124)	5,856
GSA mortgage-backed securities (1)	83,879	476	(224)	84,131
GNMA mortgage-backed securities (1)	203,989	1,152	(3,172)	201,969

	$297,140	$1,670	$(3,520)	$295,290

December 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,359	$17	$—	$3,376
Corporate stock and bonds	88	267	—	355
Non-agency CMOs (1)	6,452	9	(253)	6,208
GSA mortgage-backed securities (1)	50,721	160	(723)	50,158
GNMA mortgage-backed securities (1)	223,874	1,056	(7,155)	217,775

	$284,494	$1,509	$(8,131)	$277,872

(1)	CMOs (collateralized mortgage obligations), GSAs (government sponsored agencies) and GNMA (Ginnie Mae) mortgage-backed securities are primarily collateralized by residential mortgages.

Independent pricing services are used to value all investment securities. One pricing service is used to value all securities except the non-agency CMOs. A specialized pricing service is used for valuation of the non-agency CMO portfolio.

To estimate the fair value of non-agency CMOs, the pricing service valuation model discounted estimated expected cash flows after credit losses at rates ranging from 4.0% to 6.5%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2014
Non-agency CMOs	$—	$—	$4,525	$(124)	$4,525	$(124)
Government sponsored agency mortgage-backed securities (1)	21,227	(70)	9,006	(154)	30,233	(224)
GNMA mortgage-backed securities	27,250	(39)	106,696	(3,133)	133,946	(3,172)

	$48,477	$(109)	$120,227	$(3,411)	$168,704	$(3,520)

December 31, 2013
Non-agency CMOs	$1,219	$(7)	$4,776	$(246)	$5,995	$(253)
Government sponsored agency mortgage-backed securities (1)	47,480	(723)	—	—	47,480	(723)
GNMA mortgage-backed securities	140,824	(5,143)	25,449	(2,012)	166,273	(7,155)

	$189,523	$(5,873)	$30,225	$(2,258)	$219,748	$(8,131)

(1)	Includes mortgage-backed securities and CMOs.

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

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 29 at June 30, 2014 and 35 at December 31, 2013. Although these securities have declined in value at some point, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 4.0% to 6.5%. These rates equate to the effective yield implicit in the security at the date of acquisition of the bonds for which OTTI has not been previously incurred. For bonds with previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date.

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of June 30, 2014. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 5.57% to 12.18%.

At June 30, 2014, five non-agency CMOs with a fair value of $5.8 million and an adjusted cost basis of $5.9 million were other-than-temporarily impaired. At December 31, 2013, six non-agency CMOs with a fair value of $6.2 million and an adjusted cost basis of $6.4 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $13,000 and $34,000 was included in earnings for the three and six months ended June 30, 2014 and zero and $83,000 for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2014 and 2013, realized losses of $49,000 and $68,000, respectively, and $112,000 and $241,000 for the six month periods, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and GNMA mortgage-backed securities as of June 30, 2014 and December 31, 2013 due to changes in interest rates and other non-credit related factors totaled $3.4 million and $7.9 million, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive loss.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Beginning balance of unrealized OTTI related to credit losses	$759	$1,002	$801	$1,778

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	12	—	33	83
Debit related OTTI previously recognized for OTTI recovery during the period	2	3	3	3
Credit related OTTI previously recognized for securities sold during the period	—	—	—	(686)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(51)	(71)	(115)	(244)

Ending balance of unrealized OTTI related to credit losses	$722	$934	$722	$934

On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

Year of Vintage	June 30, 2014
(In thousands)

Prior to 2005	$7
2005	220
2007	495

$722

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Proceeds from sales	$—	$—	$388	$6,420

Gross gains	$—	$—	$301	$1
Gross losses	—	—	—	(201)

Net gain/(loss) on sales	$—	$—	$301	$(200)

At June 30, 2014 and December 31, 2013, investment securities available for sale with a fair value of approximately $143.2 million and $162.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at June 30, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)

U.S. government sponsored and federal agency obligations	$—	$3,328	$—	$—	$3,328
Corporate stock and bonds	—	—	—	6	6
Non-agency CMOs	—	—	2	5,854	5,856
Government sponsored agency mortgage-backed securities (1)	—	164	13,263	70,704	84,131
GNMA mortgage-backed securities	—	233	—	201,736	201,969

Total	$—	$3,725	$13,265	$278,300	$295,290

(1)	Includes mortgage-backed securities and CMOs.

Note 5 - Loans Receivable

Loans receivable held for investment consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)

Residential	$533,330	$529,777
Commercial and industrial	16,002	21,591
Commercial real estate:
Land and construction	105,989	92,050
Multi-family	266,394	281,917
Retail/office	142,007	154,075
Other commercial real estate	156,246	174,313
Consumer:
Education	118,300	129,520
Other consumer	231,625	238,311

Total unpaid principal balance	1,569,893	1,621,554

Undisbursed loan proceeds(1)	(12,182)	(10,322)
Unamortized loan fees, net	(1,568)	(1,722)
Unearned interest	(5)	(4)

Total loan contra balances	(13,755)	(12,048)

Loans held for investment	1,556,138	1,609,506
Allowance for loan losses	(49,175)	(65,182)

Loans held for investment, net	$1,506,963	$1,544,324

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At June 30, 2014, $533.3 million, or 34.0%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. These risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At June 30, 2014, approximately $316.8 million, or 59.4%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At June 30, 2014, approximately $216.5 million, or 40.6%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial and business purposes, including issuing letters of credit. At June 30, 2014, the unpaid principal balance receivable of commercial and industrial loans amounted to $16.0 million, or 1.0%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes which are generally secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At June 30, 2014, $670.6 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 42.7% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area, concentrated in Wisconsin’s greater Madison, Fox Valley and Milwaukee regions. Loans are made in contiguous states when appropriate.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At June 30, 2014, $349.9 million, or 22.3%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans consist of education loans, first and second mortgages, credit cards, vehicles and other unsecured personal loans. Consumer loans typically have higher interest rates than mortgage loans and generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $118.3 million, or 7.5%, of the total loans unpaid principal balance receivable at June 30, 2014 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three and six months ended June 30, 2014 or 2013.

The residential loans included in the consumer portfolio include both first and second mortgages and consist primarily of the Express loan product (the Bank’s expedited first mortgage refinance and home equity loan product). Express loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 90% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Other consumer loans consist of credit cards, vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio net of our share of losses

Allowances for Loan Losses

The allowance for loan losses consists of general and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and all loans reported as troubled debt restructurings. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The general allowance component is based on historical loss experience adjusted for various qualitative factors. Loans graded substandard and below are individually examined to determine the appropriate loan loss reserve. In addition, reserves for unfunded commitments, letters of credit and repurchase of sold loans are maintained and classified in other liabilities.

For the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period from an eight to nine quarter historical look-back period with the intent to build to a 12 quarter look back period subsequent to June 30, 2014. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at June 30, 2014 after implementing the above modification was a reduction of the required reserve of $381,000 as compared to the previous methodology. See the Company’s annual report on Form 10-K for the nine months ended December 31, 2013 for a full description of the allowance methodology.

The following table presents the allowance for loan losses by component:

	June 30, 2014	December 31, 2013
	(In thousands)

General reserve	$33,633	$35,844
Substandard reserve	10,040	6,225
Specific reserve	5,502	23,113

Total allowance for loan losses	$49,175	$65,182

The following table presents the unpaid principal balance of loans by risk category:

	June 30, 2014	December 31, 2013
	(In thousands)
Pass	$1,484,701	$1,460,457
Special mention	2,693	24,203

Total pass and special mention rated loans	1,487,394	1,484,660

Substandard rated loans, excluding TDR accrual (1)	29,083	35,310

Troubled debt restructurings - accrual	11,249	33,087
Non-accrual	42,167	68,497

Total impaired loans	53,416	101,584

Total unpaid principal balance	$1,569,893	$1,621,554

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.

The following table presents activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
June 30, 2014
Beginning balance	$9,378	$4,938	$35,043	$4,138	$53,497
Provision	1,388	911	(3,383)	1,084	—
Charge-offs	(566)	(3,633)	(1,141)	(291)	(5,631)
Recoveries	125	380	651	153	1,309

Ending balance	$10,325	$2,596	$31,170	$5,084	$49,175

June 30, 2013
Beginning balance	$14,525	$7,072	$54,581	$3,637	$79,815
Provision	2,099	(974)	(2,180)	1,330	275
Charge-offs	(1,665)	(411)	(2,199)	(907)	(5,182)
Recoveries	163	155	604	42	964

Ending balance	$15,122	$5,842	$50,806	$4,102	$75,872

For the Six Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
June 30, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(1,428)	373	(1,551)	2,606	—
Charge-offs	(1,662)	(4,955)	(11,902)	(1,435)	(19,954)
Recoveries	356	776	2,558	257	3,947

Ending balance	$10,325	$2,596	$31,170	$5,084	$49,175

June 30, 2013
Beginning balance	$12,174	$6,591	$62,269	$2,727	$83,761
Provision	6,296	99	(9,995)	4,550	950
Charge-offs	(3,529)	(1,135)	(3,512)	(3,320)	(11,496)
Recoveries	181	287	2,044	145	2,657

Ending balance	$15,122	$5,842	$50,806	$4,102	$75,872

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
June 30, 2014
Allowance for loan losses:
Associated with impaired loans	$816	$202	$4,050	$434	$5,502
Associated with all other loans	9,509	2,394	27,120	4,650	43,673

Total	$10,325	$2,596	$31,170	$5,084	$49,175

Loans:
Impaired loans individually evaluated	$10,215	$995	$40,355	$1,851	$53,416
All other loans	523,115	15,007	630,281	348,074	1,516,477

Total	$533,330	$16,002	$670,636	$349,925	$1,569,893

December 31, 2013
Allowance for loan losses:
Associated with impaired loans	$2,375	$1,745	$18,516	$477	$23,113
Associated with all other loans	10,684	4,657	23,549	3,179	42,069

Total	$13,059	$6,402	$42,065	$3,656	$65,182

Loans:
Impaired loans individually evaluated	$19,060	$2,314	$77,047	$3,163	$101,584
All other loans	510,717	19,277	625,308	364,668	1,519,970

Total	$529,777	$21,591	$702,355	$367,831	$1,621,554

At June 30, 2014, $53.4 million of unpaid principal balance of loans are deemed impaired which includes performing troubled debt restructurings. At December 31, 2013, impaired loans were $101.6 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

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

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Year-to-Date Interest Income Recognized
	(In thousands)
June 30, 2014
With no specific allowance recorded:
Residential	$5,555	$—	$5,555	$6,114	$63
Commercial and industrial	688	—	688	2,167	53
Land and construction	11,531	—	11,531	15,391	339
Multi-family	6,446	—	6,446	5,892	305
Retail/office	3,385	—	3,385	4,794	96
Other commercial real estate	8,425	—	8,425	9,110	347
Education	209	—	209	274	—
Other consumer	1,049	—	1,049	1,446	25

Subtotal	37,288	—	37,288	45,188	1,228

With an allowance recorded (2):
Residential	$4,660	$816	$3,844	$4,028	$111
Commercial and industrial	307	202	105	775	26
Land and construction	7,875	3,585	4,290	5,199	114
Multi-family	451	95	356	350	7
Retail/office	1,339	250	1,089	1,284	6
Other commercial real estate	903	120	783	783	44
Education (3)	—	—	—	—	—
Other consumer	593	434	159	410	13

Subtotal	16,128	5,502	10,626	12,829	321

Total
Residential	$10,215	$816	$9,399	$10,142	$174
Commercial and industrial	995	202	793	2,942	79
Land and construction	19,406	3,585	15,821	20,590	453
Multi-family	6,897	95	6,802	6,242	312
Retail/office	4,724	250	4,474	6,078	102
Other commercial real estate	9,328	120	9,208	9,893	391
Education (3)	209	—	209	274	—
Other consumer	1,642	434	1,208	1,856	38

	$53,416	$5,502	$47,914	$58,017	$1,549

	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Average Carrying Amount (1)	Nine Months Ended December 31, 2013 Interest Income Recognized
	(In thousands)
December 31, 2013
With no specific allowance recorded:
Residential	$3,751	$—	$3,751	$4,032	$43
Commercial and industrial	60	—	60	79	39
Land and construction	4,311	—	4,311	4,707	91
Multi-family	9,848	—	9,848	5,845	221
Retail/office	6,896	—	6,896	7,659	210
Other commercial real estate	9,216	—	9,216	9,737	456
Education	0	—	—	—	—
Other consumer	343	—	343	631	87

Subtotal	34,425	—	34,425	32,690	1,147

With an allowance recorded (2):
Residential	$15,309	$2,375	$12,934	$13,140	$422
Commercial and industrial	2,254	1,745	509	658	44
Land and construction	20,418	7,512	12,906	15,193	252
Multi-family	14,312	3,693	10,619	6,286	228
Retail/office	9,347	6,925	2,422	4,948	128
Other commercial real estate	2,699	386	2,313	2,270	99
Education (3)	276	—	276	338	—
Other consumer	2,544	477	2,067	2,211	105

Subtotal	67,159	23,113	44,046	45,044	1,278

Total
Residential	$19,060	$2,375	$16,685	$17,172	$465
Commercial and industrial	2,314	1,745	569	737	83
Land and construction	24,729	7,512	17,217	19,900	343
Multi-family	24,160	3,693	20,467	12,131	449
Retail/office	16,243	6,925	9,318	12,607	338
Other commercial real estate	11,915	386	11,529	12,007	555
Education (3)	276	—	276	338	—
Other consumer	2,887	477	2,410	2,842	192

	$101,584	$23,113	$78,471	$77,734	$2,425

(1)	Calculated on a trailing 12 month basis for June 30, 2014, and a trailing 9 month basis for December 31, 2013.
(2)	Includes ratio-based allowance for loan losses of $0.7 million and $2.1 million associated with loans totaling $2.1 million and $12.5 million at June 30, 2014, and December 31, 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $6,767 and $8,930 and average carrying amounts totaling $9,787 and $13,730 at June 30, 2014, and December 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

		Interest Income Recognized			Interest Income Recognized
	Average Carrying Amount(1)	Three Months Ended	Six Months Ended	Average Carrying Amount(1)	Three Months Ended	Six Months Ended
		June 30, 2014			June 30, 2013
	(In Thousands)

Residential	$10,142	$65	$174	$26,643	$250	$604
Commercial and industrial	2,942	53	79	1,043	47	(11)
Land and construction	20,590	260	453	26,820	128	71
Multi-family	6,242	2	312	22,297	305	433
Retail/office	6,078	37	102	16,775	13	(305)
Other commercial real estate	9,893	185	391	29,188	321	472
Education	274	—	—	538	—	—
Other consumer	1,856	7	38	3,285	73	83

	$58,017	$609	$1,549	$126,589	$1,137	$1,347

(1)	The average carry amount was calculated on a trailing 12 month basis.

The following is additional information regarding impaired loans:

	June 30, 2014	December 31, 2013
	(In thousands)

Carrying amount of impaired loans	$47,914	$78,471
Average carrying amount of impaired loans	58,017	77,734
Loans and troubled debt restructurings on non-accrual status	42,167	68,497
Troubled debt restructurings - accrual	11,249	33,087
Troubled debt restructurings - non-accrual (1)	21,405	29,346
Troubled debt restructurings valuation allowance	5,500	12,216
Loans past due ninety days or more and still accruing (2)	6,767	8,930

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Representes the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the valuations for real estate collateral supporting portions of its loan portfolio throughout 2012 and 2013 and the three and six months ended June 30, 2014, as reflected in recently received appraisals. Currently, $80.2 million or approximately 97.2% of the unpaid principal balance of classified loans (i.e. loans risk rated as substandard, doubtful or loss) have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. Loans that do not require an appraisal under corporate policy include situations in which the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10% for improved land or commercial real estate and 20% for unimproved land, in determination of the allowance for loan losses.

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

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Total
	(In thousands)
June 30, 2014
Residential	$1,691	$328	$3,315	$5,334
Commercial and industrial	220	48	2,755	3,023
Land and construction	170	—	3,917	4,087
Multi-family	2,064	228	2,842	5,134
Retail/office	2,734	1,214	2,169	6,117
Other commercial real estate	262	2,020	1,352	3,634
Education	3,500	2,682	6,976	13,158
Other consumer	616	231	1,230	2,077

	$11,257	$6,751	$24,556	$42,564

December 31, 2013
Residential	$1,287	$564	$8,897	$10,748
Commercial and industrial	1,609	—	1,461	3,070
Land and construction	105	—	11,307	11,412
Multi-family	1,612	—	1,079	2,691
Retail/office	968	83	10,887	11,938
Other commercial real estate	184	506	3,785	4,475
Education	5,210	2,914	9,206	17,330
Other consumer	910	213	2,395	3,518

	$11,885	$4,280	$49,017	$65,182

Total delinquencies (loans past due 30 days or more) at June 30, 2014 were $42.6 million. The Corporation has experienced a significant reduction in delinquencies since December 31, 2013 primarily due to improving credit conditions and $7.7 million of loans moving to OREO. The Corporation has $6.8 million of education loans past due 90 days or more at June 30, 2014 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

The risk category of loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass	Special Mention	Substandard	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
June 30, 2014
Commercial and industrial	$11,676	$—	$3,332	$994	$16,002
Commercial real estate:
Land and construction	83,101	70	3,972	18,846	105,989
Multi-family	258,307	—	1,838	6,249	266,394
Retail/office	131,315	1,019	5,679	3,994	142,007
Other	137,557	1,228	13,175	4,286	156,246

	$621,956	$2,317	$27,996	$34,369	$686,638

Percent of total unpaid principal balance	90.6%	0.3%	4.1%	5.0%	100.0%

December 31, 2013
Commercial and industrial	$16,542	$—	$3,540	$1,509	$21,591
Commercial real estate:
Land and construction	57,221	75	10,025	24,729	92,050
Multi-family	255,741	465	22,053	3,658	281,917
Retail/office	130,966	2,967	5,777	14,365	154,075
Other	135,045	20,696	11,770	6,802	174,313

	$595,515	$24,203	$53,165	$51,063	$723,946

Percent of total unpaid principal balance	82.3%	3.3%	7.3%	7.1%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status:

	June 30, 2014			December 31, 2013
	Accrual (1)	Non-Accrual	Total Unpaid Principal Balance	Accrual	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$527,283	$6,047	$533,330	$515,373	$14,404	$529,777
Consumer
Education (2)	118,091	209	118,300	129,244	276	129,520
Other consumer	230,083	1,542	231,625	235,557	2,754	238,311

	$875,457	$7,798	$883,255	$880,174	$17,434	$897,608

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.
(2)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modifications of loan terms in a troubled debt restructuring (“TDR”) are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a troubled debt restructuring. The designation as a troubled debt restructuring is removed at year end after the time in which both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following table presents information related to loans modified in a troubled debt restructuring by class:

	Three Months Ended June 30,
	2014			2013
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)

Residential	5	$775	$546	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Land and construction	2	372	357	—	—	—
Multi-family	1	315	273	—	—	—
Retail/office	—	—	—	1	47	47
Other commercial real estate	—	—	—	1	98	98
Education	—	—	—	—	—	—
Other consumer	10	287	280	—	—	—

	18	$1,749	$1,456	2	$145	$145

	Six Months Ended June 30,
	2014			2013
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)

Residential	10	$1,294	$1,284	$—	$—	$—
Commercial and industrial	1	48	48	—	—	—
Land and construction	2	372	357	1	438	425
Multi-family	3	1,283	1,198	—	—	—
Retail/office	—	—	—	2	264	261
Other commercial real estate	2	251	257	3	681	679
Education	—	—	—	—	—	—
Other consumer	11	353	346	—	—	—

	29	$3,601	$3,490	6	$1,383	$1,365

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring by class and by type of modification:

	Three Months Ended June 30, 2014
	Principal and Interest to Interest Only			Below Market Rate (4)
		Interest Rate Reduction
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$176	$163	$—	$—	$207	$546
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	—	—	—	357	357
Multi-family	—	—	—	—	273	273
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—
Education	—	—	—	—	—	—
Other consumer	—	188	—	—	92	280

	$176	$351	$—	$—	$929	$1,456

	Three Months Ended June 30, 2013
	Principal and Interest to Interest Only
		Interest Rate Reduction		Below Market Rate (4)
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	47	—	—	—	47
Other commercial real estate	—	98	—	—	—	98
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$0	$145	$—	$—	$0	$145

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Six Months Ended June 30, 2014
	Principal and Interest to Interest Only			Below Market Rate (4)
		Interest Rate Reduction
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$176	$448	$—	$120	$540	$1,284
Commercial and industrial	—	—	—	—	48	48
Land and construction	—	—	—	—	357	357
Multi-family	—	—	—	925	273	1,198
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	215	42	257
Education	—	—	—	—	—	—
Other consumer	—	254	—	—	92	346

	$176	$702	$—	$1,260	$1,352	$3,490

	Six Months Ended June 30, 2013
	Principal and Interest to Interest Only			Below Market Rate (4)
		Interest Rate Reduction
Troubled Debt Restructurings (1)(2)		To Below Market Rate	To Interest Only (3)		Other (5)	Total
	(In thousands)
Residential	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	—	—	425	—	425
Multi-family	—	—	—	—	—	—
Retail/office	—	261	—	—	—	261
Other commercial real estate	540	139	—	—	—	679
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$540	$400	$—	$425.00	$0	$1,365

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring during the twelve months prior to the dates indicated, by portfolio segment, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)				(Dollars in thousands)
Residential	—	$—	—	$—	—	$—	—	$—
Commercial and industrial	—	—	2	34	—	—	2	34
Land and construction	—	—	2	369	—	—	2	369
Multi-family	—	—	—	—	—	—	—	—
Retail/office	—	—	2	261	—	—	2	261
Other commercial real estate	—	—	5	1,029	—	—	5	1,029
Education	—	—	—	—	—	—	—	—
Other consumer	—	—	1	13	—	—	1	13

	—	$—	12	$1,706	—	$—	12	$1,706

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)

Reserve for unfunded commitment losses beginning balance	$4,844	$1,956	$4,664	$1,531
Provision for unfunded commitments	600	1,734	780	2,159

Ending reserve for unfunded commitment losses	$5,444	$3,690	$5,444	$3,690

Reserve for repurchased loans beginning balance	$2,600	$2,600	$2,600	$570
Provision for repurchased loans	(249)	—	(249)	2,030

Ending reserve for repurchased loans	$2,351	$2,600	$2,351	$2,600

The amount of the allowance for unfunded loan commitments is determined using the average reserve rate by risk rating that applies to the associated funded loan category multiplied by the unfunded commitment amount multiplied by an estimated utilization factor. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At June 30, 2014, a liability of $5.4 million was required and reflects an increase due to increased balances of outstanding commitments most of which are construction related credits. In addition, $2.4 million is a specific reserve related to one outstanding letter of credit currently in litigation.

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve declined $249,000 during both the three and six month periods ended June 30, 2014 compared to zero and $2.0 million during the three and six months ended June 30, 2013, respectively. Total expense incurred for investor loss reimbursements including any provision recorded or reserve released was ($248,000) and ($86,000) for the three and six months ended June 30, 2014, respectively and $371,000 and $3.2 million for the three and six months ended June 30, 2013, respectively. Losses may result from the repurchase of loans or indemnification of loss incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at June 30, 2014 required a liability of $2.4 million.

Pledged Loans

At June 30, 2014 and December 31, 2013, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $724.4 million and $744.1 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB of Chicago borrowings. See Note 9.

Related Party Loans

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $73,000 and $83,000 at June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, principal additions were $3,000 and principal payments totaled $13,000.

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

A summary of the activity in other real estate owned is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Balance at beginning of period	$62,140	$84,342	$63,460	$90,000

Additions	3,321	3,261	7,659	16,423
Capitalized improvements	0	52	28	352
OREO valuation adjustments, net (1)	(1,824)	(2,368)	(2,279)	(11,603)
Sales	(7,467)	(17,046)	(12,698)	(26,931)

Balance at end of period	$56,170	$68,241	$56,170	$68,241

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

The balances at end of period above are net of a valuation allowance of $24.5 million at June 30, 2014 and $35.4 million at June 30, 2013, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$29,653	$36,009	$30,842	$31,128
Valuation adjustments (1)	1,824	2,368	2,279	11,603
Sales	(6,962)	(2,929)	(8,606)	(7,283)

Balance at end of period	$24,515	$35,448	$24,515	$35,448

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

Net OREO expense consisted of the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)
Valuation adjustments	$1,824	$2,368	$2,279	$11,603
Foreclosure cost expense	187	557	331	1,067
Expenses from operations, net	256	1,364	842	3,878

OREO expense, net	$2,267	$4,289	$3,452	$16,548

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

Information regarding the Corporation’s mortgage servicing rights is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In thousands)

Balance at beginning of period	$22,341	$24,235	$23,041	$24,348
Additions	353	1,383	599	3,036
Amortization	(922)	(1,747)	(1,868)	(3,513)

Balance at end of period - before valuation allowance	21,772	23,871	21,772	23,871
Valuation allowance	(843)	(1,153)	(843)	(1,153)

Balance at end of period	$20,929	$22,718	$20,929	$22,718

	As of June 30,
	2014	2013

Fair value at the end of the period	$21,588	$23,372
Key assumptions:
Weighted average discount rate	11.98%	12.17%
Weighted average prepayment speed	8.63%	9.08%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of June 30, 2014 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)

Six months ended June 30, 2014	$1,868

Estimate for the year ended December 31,
2014	$2,177
2015	3,919
2016	3,135
2017	2,508
2018	2,007
Thereafter	8,026

Total	21,772

The unpaid principal balance of mortgage loans serviced for others is not included in the Consolidated Balance Sheets. The unpaid principal of mortgage loans serviced for others was approximately $2.59 billion at June 30, 2014 and $2.71 billion at December 31, 2013.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Corporation may be responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan.

Note 8 – Deposits

Deposits are summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing checking	$276,829	—%	$259,926	—%
Interest-bearing checking	286,268	0.05	301,956	0.07

Total checking accounts	563,097	0.03	561,882	0.04

Money market accounts	461,114	0.19	468,461	0.19
Regular savings	316,196	0.10	293,159	0.10
Advance payments by borrowers for taxes and insurance	40,008	0.19	822	0.21
Certificates of deposit:
0.00% to 0.99%	405,937	0.32	457,407	0.33
1.00% to 1.99%	71,293	1.27	67,762	1.28
2.00% to 2.99%	15,595	2.37	16,116	2.37
3.00% to 3.99%	—	—	7,310	3.59
4.00% and above	—	—	2,374	4.24

Total certificates of deposit	492,825	0.52	550,969	0.57

Total deposits	$1,873,240	0.21%	$1,875,293	0.24%

Annual maturities of certificates of deposit outstanding at June 30, 2014 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:

2014	$174,569
2015	196,475
2016	64,571
2017	28,442
2018	21,207
2019	7,561

Total	$492,825

At June 30, 2014 and December 31, 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $78.2 million and $88.7 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” The Bank had no brokered deposits at June 30, 2014 and December 31, 2013. There were no out of network certificates of deposit at June 30, 2014 and December 31, 2013. These deposits, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		June 30, 2014		December 31, 2013
	Matures During Year Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

FHLB advances	2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		3,540	0.10	2,636	0.10
Long term lease obligation		241	2.46	241	2.46

		$13,781	1.76%	$12,877	1.88%

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $644.5 million and $659.4 million at June 30, 2014 and December 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $110.2 million and $122.2 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

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

The following table summarizes the Bank’s capital ratios to be considered adequately or well capitalized under standard regulatory guidelines:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
June 30, 2014
Tier 1 leverage (1)	$206,272	9.75%	$84,658	4.00%	$105,823	5.00%
Tier 1 risk-based capital (2)	206,272	16.12	51,194	4.00	76,792	6.00
Total risk-based capital (3)	222,747	17.40	102,389	8.00	127,986	10.00

December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the components of the Bank’s regulatory capital:

	June 30, 2014	December 31, 2013
	(In thousands)

Stockholders’ equity of the Bank	$205,922	$196,469
Less: Disallowed servicing assets	(1,500)	(1,096)
Accumulated other comprehensive loss	1,850	6,622

Tier 1 capital	206,272	201,995
Plus: Allowable allowance for loan losses	16,475	16,673

Total risk-based capital	$222,747	$218,668

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

The following table reflects the gross and net amounts of such assets and liabilities:

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
As of June 30, 2014
Assets
Interest rate commitments	$179	$—	$179
Forward sale contracts	23	(23)	—
Liabilities
Interest rate commitments	9	—	9
Forward sale contracts	130	(23)	107
Repurchase Agreements	3,540	—	3,540

As of December 31, 2013
Assets
Interest rate commitments	$40	$—	$40
Forward sale contracts	33	(1)	32
Liabilities
Interest rate commitments	16	—	16
Forward sale contracts	1	(1)	—
Repurchase Agreements	2,636	—	2,636

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

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)

Commitments to extend credit	$82,532	$26,054
Unused commitments	786	657
Unused lines of credit:
Home equity	113,941	109,414
Credit cards	22,711	22,751
Commercial	104,052	54,840
Letters of credit	17,857	17,131
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	15,877

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

At June 30, 2014, the Corporation has $5.4 million of reserves on unfunded commitments, unused lines of credit, letters of credit and $2.4 million of reserves for repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at June 30, 2014 related to approximately $191.9 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $469,000 and $648,000 for the three and six months ended June 30, 2014 and $228,000 for each of the three and six month periods ended June 30, 2013. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related expense excluding the reserves for repurchased loans was $1,000 and $163,000 for the three and six months ended June 30, 2014 and $371,000 and $1.2 million for the three and six months ended June 30, 2013.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

We are a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which is an action brought by the Village of Kronenwetter on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit, $1.7 million of which was recorded during the quarter ended June 30, 2013. The specific reserve balance at June 30, 2014 remained at $2.4 million.

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

Derivative financial instruments are summarized as follows:

		June 30, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$16,142	$164	$3,863	$37
Unused commitments (2)	Other assets	786	15	369	3
Forward contracts to sell mortgage loans (3)	Other assets	8,000	23	8,000	33

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	3,901	9	2,172	12
Unused commitments (2)	Other liabilities	—	—	288	4
Forward contracts to sell mortgage loans (3)	Other assets	16,000	130	1,000	1

(1)	Interest rate lock commitments include $8.8 million and $1.5 million of commitments not yet approved in the credit underwriting process at June 30, 2014 and December 31, 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Corporation recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans in recission at period end.
(3)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the Consolidated Statements of Operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Interest rate lock commitments	$36	$(1,123)	$156	$(1,564)
Unused commitments	$15	$(226)	$(11)	$(226)
Forward contracts to sell mortgage loans	(304)	2,529	(330)	2,396

Total	$(253)	$1,180	$(185)	$606

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
	(In Thousands)
June 30, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,328	$—	$3,328
Corporate stock and bonds	6	—	—	6
Non-agency CMOs	—	—	5,856	5,856
Government sponsored agency mortgage-backed securities	—	84,131	—	84,131
GNMA mortgage-backed securities	—	201,969	—	201,969
Loans held for sale	—	5,261	—	5,261
Other assets:
Interest rate lock commitments	—	164	—	164
Unused commitments	—	15	—	15
Forward contracts to sell mortgage loans	—	23	—	23

Total	$6	$294,891	$5,856	$300,753

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$9	$—	$9
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	130	—	130

Total	$—	$139	$—	$139

	Level 1	Level 2	Level 3	Total
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

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

	June 30, 2014		Weighted Average	December 31, 2013		Weighted Average
	From	To		From	To
Coupon rate	1.6%	4.6%	2.4%	1.6%	4.6%	2.4%
Duration (in years)	1.0	6.4	3.9	1.1	5.7	3.6
PSA prepayment speed	147	374	214	128	458	346

The Corporation had 99.1% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance.

	June 30, 2014		Weighted Average	December 31, 2013		Weighted Average
	From	To		From	To
Observable inputs:
30 to 59 day delinquency rate	2.0%	4.9%	3.1%	1.6%	5.8%	4.0%
60 to 89 day delinquency rate	0.3	2.1	1.2	0.8	2.5	1.9
90 plus day delinquency rate	3.9	8.1	6.1	4.6	9.9	6.5
Loss severity	52.6	64.0	57.9	52.0	68.5	57.1
Coupon rate	5.0	6.0	5.5	5.0	6.0	5.5
Current credit support	—	3.9	—	—	4.3	—
Unobservable inputs:
Month 1 to month 24 constant default rate	5.6	12.2	8.5	5.3	11.6	8.2
Discount rate	4.0	6.5	6.1	4.0	7.0	6.6

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Non-agency CMOs
Beginning balance	$6,041	$7,549	$6,208	$14,158
Total realized/unrealized gains (losses):
Included in earnings	—	1	—	(198)
Included in other comprehensive income	76	114	132	972
Included in earnings as unrealized other-than-temporary impairment	(12)	—	(33)	(83)
Included in earnings upon payoff of securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Included in earnings as realized other-than-temporary impairment	49	68	112	241
Principal repayments	(298)	(551)	(563)	(1,489)
Sales		—	—	(6,420)

Ending balance	$5,856	$7,181	$5,856	$7,181

There were no transfers in or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2014 or 2013. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the Consolidated Balance Sheets by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$10,626	$10,626
Mortgage servicing rights	—	—	7,766	7,766
Other real estate owned	—	—	56,170	56,170

Total assets at fair value	$—	$—	$74,562	$74,562

December 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$44,046	$44,046
Mortgage servicing rights	—	—	6,448	6,448
Other real estate owned	—	—	63,460	63,460

Total assets at fair value	$—	$—	$113,954	$113,954

The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2014
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values-adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15% to 35%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 8.63%; weighted average discount rate 11.98%.
Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15% to 35%.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 11.5% to 25.0% as well as portfolio weighted average prepayment speeds of 2.9% to 59.9% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2014 and December 31, 2013.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$177,347	$177,347	$143,396	$143,396
Investment securities available for sale	295,290	295,290	277,872	277,872
Loans held for sale	5,261	5,261	3,085	3,085
Loans held for investment	1,506,963	1,463,279	1,544,324	1,488,677
Mortgage servicing rights	20,929	21,588	22,294	23,553
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,640	7,640	8,216	8,216
Interest rate lock commitments	164	164	37	37
Unused commitments	15	15	3	3
Forward contracts to sell mortgage loans (1)	23	23	33	33

Financial liabilities:
Non-maturity deposits	1,380,415	1,380,415	1,324,324	1,324,324
Deposits with stated maturities	492,825	492,263	550,969	549,668
Other borrowed funds	13,781	14,076	12,877	13,121
Accrued interest payable—borrowings	19	19	22	22
Accrued interest payable—deposits	374	374	393	393
Interest rate lock commitments	9	9	12	12
Unused commitments	—	—	4	4
Forward contracts to sell mortgage loans (1)	130	130	1	1

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

At June 30, 2014 and December 31, 2013, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior fiscal years caused by the significant loss provisions associated with the loan portfolio. Therefore, a valuation allowance of $116.1 million and $119.8 million at June 30, 2014 and December 31, 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of deferred tax assets (liabilities) are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$19,728	$27,193
OREO valuation allowance and other loss reserves	13,598	15,026
Federal NOL carryforwards	72,312	66,359
State NOL carryforwards	16,793	15,710
Unrealized securities losses, net	742	2,657
Other	2,670	3,154

Total deferred tax assets	125,843	130,099
Valuation allowance	(116,071)	(119,780)

Adjusted deferred tax assets	9,772	10,319

Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(8,397)	(8,944)
Other	(542)	(542)

Total deferred tax liabilities	(9,772)	(10,319)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014 and December 31, 2013, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 16 – Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2014 and 2013 have been determined by dividing net income (loss) available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share - income (loss) available to common stockholders	$2,607	$(8,945)	$4,537	$(26,470)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,050	21,247	9,050	21,247
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share - weighted average shares	9,050	21,247	9,050	21,247

Basic earnings (loss) per common share	$0.29	$(0.42)	$0.50	$(1.25)
Diluted earnings (loss) per common share	$0.29	$(0.42)	$0.50	$(1.25)

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

On December 18, 2013, the Board approved the change of the Company’s fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of the Company’s previous fiscal years mean the fiscal years ended on March 31. This quarterly report on Form 10-Q includes results for the year to date period beginning on January 1, 2013 through June 30, 2013 which have not been previously disclosed.

EXECUTIVE OVERVIEW

Financial Results

Results as of and for the quarter ending June 30, 2014 include:

•	Basic and diluted earnings per share and earnings per share were $0.29 for the three months ended June 30, 2014, compared to basic and diluted loss per share available to common equity of ($0.42) for the same period in 2013;

•	Net income and net income available to common equity was $2.6 million for the three months ended June 30, 2014 compared to a net loss of $5.4 million or $8.9 million net loss available to common equity for the prior year period;

•	The net interest margin increased 1.18% to 3.51% for the quarter ended June 30, 2014 from 2.33% in the prior year period largely due to lower average balances and rates paid on borrowings. Average balances declined due to the settlement of the credit agreement (credit agreement with U.S. Bank) and prepayments of Federal Home Loan Bank of Chicago (“FHLB of Chicago”) borrowings;

•	Loans held for investment (net of the allowance for loan losses) declined $53.4 million, or 3.3%, since December 31, 2013 primarily due to repayments outpacing loan originations for a net decline of $54.1 million. The allowance for loan losses (ALLL) declined $16.0 million since December 31, 2013 and $7.7 million of loans were transferred to other real estate owned;

•	Total non-performing loans decreased $26.3 million, or 38.4%, to $42.2 million at June 30, 2014 from $68.5 million at December 31, 2013;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $33.6 million, or 25.5%, to $98.3 million at June 30, 2014 from $132.0 million at December 31, 2013, as the Bank continues its efforts to reduce problem asset levels.

•	Deposits decreased $2.1 million, less than one percent, since December 31, 2013 primarily due to runoff of time deposits of $58.1 million partially offset by increases in regular savings balances of $23.0 million and seasonal increases in advance payments of $39.2 million;

•	The Bank was well capitalized as of June 30, 2014. Total risk-based capital ratio was 17.40% as of June 30, 2014, compared to 17.07% at December 31, 2013. Tier 1 capital was 9.75% as of June 30, 2014, compared to 9.60% at December 31, 2013.

•	No provision for loan losses was recorded for the three months ended June 30, 2014, a decrease from the $275,000 for the three months ended June 30, 2013; and

•	Delinquencies (loans past due 30 days or more) decreased $22.6 million, or 34.7%, to $42.6 million at June 30, 2014 from $65.2 million at December 31, 2013.

Termination of Orders to Cease and Desist

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

The Corporation Order required the Corporation to notify, and in certain cases to obtain the permission of, the Federal Reserve prior to making dividends or capital distributions, incurring debt, making changes to or entering into contracts with directors or executive officers.

The Bank Order required the Bank to notify, or in certain cases obtain the permission of, the OCC prior to increases above a certain threshold in total assets, entering into brokered deposits, making changes to or entering into contracts with directors or executives officers, entering into certain transactions with affiliates or entering into third-party contracts outside the normal course of business and to meet and maintain both a core capital ratio and a total risk-based capital ratio.

On April 2, 2014, the Bank was notified that the Bank Order and the PCA Directive were terminated. On July 31, 2014, the Corporation was notified that the Corporation Order was terminated.

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past two years. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At June 30, 2014, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings (“TDRs”)) were $42.2 million, a decline of $26.3 million from the $68.5 million at December 31, 2013. Foreclosed properties declined $7.3 million to $56.2 million at June 30, 2014 from $63.5 million at December 31, 2013, an 11.5% decrease. Non-performing assets have had, and are expected to continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The ALLL declined to $49.2 million at June 30, 2014 from $65.2 million at December 31, 2013, a 24.6% decrease. Net charge-offs during the three and six months ended June 30, 2014 were $4.3 million and $16.0 million, respectively, compared to $4.2 million and $8.8 million during the same periods in 2013, respectively. There was no provision for loan losses for the three and six month periods ended June 30, 2014 compared to $275,000 and $950,000 for the three and six months ended June 30, 2013, respectively. While the balance of the ALLL declined 24.6% during the six months ended June 30, 2014, the allowance compared to total non-performing loans was 116.6% at June 30, an increase from 95.2% at December 31, 2013 as a result of a larger decrease in non-performing loans. At June 30, 2014, the ratio of the allowance to total loans was 3.16% compared to 4.05% at December 31, 2013.

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

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
	(Dollars in thousands - except per share amounts)

Operations Data:
Net interest income	$17,862	$18,315	$18,877	$15,812	$13,417
Provision for loan losses	—	—	—	—	275
Non-interest income	7,610	5,932	8,002	142,679	8,852
Non-interest expense	22,855	22,317	23,125	45,232	27,375
Income (loss) before income tax expense	2,617	1,930	3,754	113,259	(5,381)
Income tax expense	10	—	—	9	—
Net income (loss)	2,607	1,930	3,754	113,250	(5,381)
Preferred stock dividends in arrears(1)	—	—	—	103,163	(1,701)
Preferred stock discount accretion	—	—	—	(4,304)	(1,863)
Net income (loss) available to common equity	2,607	1,930	3,754	212,109	(8,945)

Selected Financial Ratios (2):
Yield on interest-earning assets	3.72%	3.89%	3.86%	3.80%	3.71%
Cost of funds	0.23	0.25	0.27	0.89	1.34
Interest rate spread	3.49	3.64	3.59	2.91	2.37
Net interest margin	3.51	3.66	3.61	2.88	2.33
Return on average assets	0.49	0.37	0.69	19.76	(0.92)
Average equity to average assets	9.88	9.81	9.32	(2.67)	(2.64)
Non-interest expense to average assets	4.33	4.32	4.24	7.89	4.67

Per Share:
Basic earnings (loss) per common share	$0.29	$0.21	$0.41	$10.24	$(0.42)
Diluted earnings (loss) per common share	0.29	0.21	0.41	10.24	(0.42)
Dividends per common share	—	—	—	—	—
Book value per common share	23.37	22.84	22.34	22.21	(8.33)

Financial Condition:
Total assets	$2,121,249	$2,109,824	$2,112,474	$2,191,001	$2,344,469
Loans receivable
Held for sale	5,261	2,944	3,085	4,571	19,705
Held for investment, net	1,506,963	1,513,720	1,544,324	1,582,554	1,627,243
Deposits	1,873,240	1,868,751	1,875,293	1,943,144	2,001,913
Other borrowed funds	13,781	13,210	12,877	19,748	318,749
Stockholders’ equity (deficit)	211,507	206,708	202,198	201,037	(71,389)
Allowance for loan losses	49,175	53,497	65,182	71,853	75,872
Non-performing assets(3)	98,337	102,118	131,957	162,899	175,029

(1)	Including compounding, and $104,000 in quarter ended 9/30/2013 for retirement of preferred shares.
(2)	Annualized when appropriate.
(3)	Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three months Ended June 30, 2014

Net results from operations for the three months ended June 30, 2014 improved $8.0 million to net income of $2.6 million from a net loss of $5.4 million in the prior year period. The improvement in results was primarily the result of a $4.4 million increase in net interest income and a decline of $4.5 million in non-interest expense. These were slightly offset by a decline of $1.2 million in non-interest income compared to the prior year period. The discussion that follows in this section provides additional details regarding these results for the three month periods.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,185,347	$12,922	4.31%	$1,320,460	$14,477	4.34%
Consumer loans	351,332	4,185	4.78	402,009	4,880	4.87
Commercial business loans	21,454	214	3.95	25,594	409	6.32

Total loans receivable (2) (3)	1,558,133	17,321	4.40	1,748,063	19,766	4.47
Investment securities (4)	290,578	1,520	2.07	269,194	1,260	1.85
Interest-earning deposits	153,033	94	0.25	212,980	131	0.25
Federal Home Loan Bank stock	11,940	21	0.71	25,630	19	0.30

Total interest-earning assets	2,013,684	18,956	3.72	2,255,867	21,176	3.71
Non-interest-earning assets	102,264			96,925

Total assets	$2,115,948			$2,352,792

Interest-Bearing Liabilities
Demand deposits	$1,020,155	296	0.12	$1,037,506	319	0.12
Regular savings	346,070	94	0.11	329,354	90	0.11
Certificates of deposit	503,916	643	0.51	638,212	1,095	0.69

Total deposits	1,870,141	1,033	0.22	2,005,072	1,504	0.30
Other borrowed funds	15,434	61	1.56	319,530	6,255	7.83

Total interest-bearing liabilities	1,885,575	1,094	0.23	2,324,602	7,759	1.34

Non-interest-bearing liabilities	21,290			90,289

Total liabilities	1,906,865			2,414,891
Stockholders’ equity (deficit)	209,083			(62,099)

Total liabilities and stockholders’ equity (deficit)	$2,115,948			$2,352,792

Net interest income/interest rate spread (5)		$17,862	3.49%		$13,417	2.37%

Net interest-earning assets	$128,109			$(68,735)

Net interest margin (6)			3.51%			2.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			0.97

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $4.4 million, or 33.1%, for the three months ended June 30, 2014, as compared to the same period in the prior year. Interest income decreased $2.2 million, or 10.5%, for the three months ended June 30, 2014, compared to the same period in the prior year, due to a decline in average balances and yields in all loan categories with the largest impact to income from the residential and commercial real estate loan portfolios. Investment securities balances and yields increased from the prior year period. Interest expense decreased $6.7 million, or 85.9%, for the three months ended June 30, 2014, as compared to the same period in the prior year due to the settlement of the credit agreement with U.S. Bank and prepayment of FHLB of Chicago borrowings resulting in lower borrowed funds balances and a reduction in certificate of deposit average balances and the rate paid on these accounts. The net interest margin increased to 3.51% for the three month period ended June 30, 2014 from 2.33% for the respective period in the prior year.

Loan portfolio average balances declined $189.9 million from June 30, 2013 largely due to principal and interest payments net of new loan originations. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, we have recently developed and are implementing strategies to increase profitability by slowing asset runoff and generating new loan volume to improve the net interest margin. Investment securities average balances increased $21.4 million primarily due to the purchase of securities totaling $37.8 million since June 30, 2013, partially offset by sales, maturities and principal collections of $24.4 million. The average balance of interest-earning deposits declined $59.9 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

Other borrowed funds average balances declined by $304.1 million for the three months ended June 30, 2014 when compared to the same period in the prior year primarily due to the payoff and settlement of $116.3 million under the Credit Agreement and prepayment of $187.5 million of FHLB of Chicago borrowings during the quarter ended September 30, 2013. The average balance of certificates of deposit decreased $134.3 million for the three months ended June 30, 2014 compared to the same period in the previous year. Likewise, the average rate paid on certificates of deposit fell by 18 basis points year over year. The decline in certificates of deposit average balances and interest rates was largely the result of lower rates offered in the market and pricing discipline as a result of reduced funding needs.

Provision for Loan Losses

Provision for loan losses was zero, a decrease of $275,000 for the three month period ended June 30, 2014, as compared to the same period in the previous year. Non-performing loans totaled $42.2 million at June 30, 2014, down from $68.5 million at December 31, 2013.

The decrease in provision for loan losses for the three months ended June 30, 2014 was due to reduced loan balances compared to the same period in the prior year, particularly non-performing loans which carry a greater loan provision. In addition, reduced net charge-offs resulted in no additional provision being required for the quarter ending June 30, 2014.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the ALLL at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses would decline should credit metrics such as net charge-offs and the amount of non-performing loans continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)

Net impairment losses recognized in earnings	$(13)	$—	$(13)	N/M
Loan servicing income (loss), net of amortization	740	55	685	N/M
Service charges on deposits	2,523	2,580	(57)	(2.2)
Investment and insurance commissions	1,131	1,063	68	6.4
Net gain on sale of loans	698	2,793	(2,095)	(75.0)
Net gain on sale of OREO	1,040	925	115	12.4
Other income	1,491	1,436	55	3.8

Total non-interest income	$7,610	$8,852	$(1,242)	(14.0)%

N/M = Not Meaningful

Non-interest income decreased $1.2 million, or 14%, to $7.6 million for the three months ended June 30, 2014, compared to $8.9 million for the same period in 2013. The decrease was primarily due to a decline in gain on sale of loans of $2.1 million partially offset by an increase in loan servicing income of $685,000.

The decrease in net gain on sale of loans of $2.1 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $34.1 million compared to $150.2 million in the same three month period a year ago. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have increased significantly since March 31, 2013, which caused a reduction in financing activity resulting in decreased sales volume.

Loan servicing income increased $685,000 in the current period compared to the respective period a year ago primarily due to lower amortization charges related to the mortgage servicing right (“MSR”) asset.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$10,739	$11,130	$(391)	(3.5)%
Occupancy	1,614	1,986	(372)	(18.7)
Furniture and equipment	791	850	(59)	(6.9)
Federal deposit insurance premiums	700	1,332	(632)	(47.4)
Data processing	1,315	1,420	(105)	(7.4)
Communications	463	536	(73)	(13.6)
Marketing	879	396	483	N/M
OREO expense, net	2,267	4,289	(2,022)	(47.1)
Investor loss reimbursement	(248)	371	(619)	N/M
Mortgage servicing rights impairment (recovery)	84	(1,258)	1,342	N/M
Provision for unfunded loan commitments	600	1,734	(1,134)	(65.4)
Loan processing and servicing expense	709	891	(182)	(20.4)
Legal services	602	1,271	(669)	(52.6)
Other professional fees	351	495	(144)	(29.1)
Insurance	206	376	(170)	(45.2)
Other expense	1,783	1,556	227	14.6

Total non-interest expense	$22,855	$27,375	$(4,520)	(16.5)%

N/M = Not Meaningful

Non-interest expense decreased $4.5 million, or 16.5%, to $22.9 million for the three months ended June 30, 2014, as compared to $27.4 million for the respective period in 2013. Most categories of expense experienced a decline when compared to the prior year period. The largest decreases were due to lower OREO expense, net, provision for unfunded loan commitments, legal services, deposit insurance premiums and investor loss reimbursement. The decreases were partly offset by an increase in MSRs impairment.

The significant decline in OREO expense of $2.0 million during the three months ended June 30, 2014 was primarily the result of lower valuation adjustments on repossessed property. The provision for unfunded loan commitments declined by $1.1 million when compared with the prior year as the result of a specific reserve made during the period ended June 30, 2013 related to a loan commitment litigation. Legal services declined during the period due to lower expense related to commercial loan workouts as non-performing loans continue to decline. Deposit insurance premiums have declined due to a reduced rate being charged to the Bank beginning in December 2013. Investor loss reimbursement declined as a portion of the reserve for repurchased loans was reversed during the current year quarter compared to repurchases of $371,000 made in the prior year quarter. Most other categories of expense reflected declines over the prior year period in part due to ongoing expense control efforts.

MSR impairment expense was $84,000 in the three months ended June 30, 2014 as rates have increased and prepayment has slowed. An MSR impairment recovery of $1.3 million was recorded in the prior year comparable period.

Income Taxes

Income tax expense of $10,000 was recorded for the three month periods ended June 30, 2014 compared to no expense for the same period in 2013. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement which resulted in $10,000 of tax expense in the current period. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

Overview – Six months Ended June 30, 2014

Net results from operations for the six months ended June 30, 2014 improved $23.9 million to net income of $4.5 million from a net loss of $19.4 million in the prior year period. The improvement in results was primarily the result of a $17.9 million decline in non-interest expense and an increase in net interest income of $7.9 million compared to the six months ended June 30, 2013. Non-interest income was lower than the prior year period by $2.8 million. The discussion that follows in this section provides additional details regarding these results for the three month periods.

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

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,199,339	$26,116	4.33%	$1,340,668	$30,113	4.47%
Consumer loans	356,456	8,502	4.81	414,500	10,004	4.87
Commercial business loans	21,624	579	5.33	25,426	837	6.55

Total loans receivable (2) (3)	1,577,419	35,197	4.44	1,780,594	40,954	4.57
Investment securities (4)	286,865	3,027	2.10	267,250	2,675	1.99
Interest-earning deposits	130,488	159	0.25	184,105	225	0.25
Federal Home Loan Bank stock	11,940	35	0.59	25,630	38	0.30

Total interest-earning assets	2,006,712	38,418	3.81	2,257,579	43,892	3.87
Non-interest-earning assets	98,688			104,109

Total assets	$2,105,400			$2,361,688

Interest-Bearing Liabilities
Demand deposits	$1,013,413	602	0.12	$1,031,260	667	0.13
Regular savings	328,487	173	0.11	310,148	165	0.11
Certificates of deposit	519,577	1,346	0.52	667,744	2,382	0.72

Total deposits	1,861,477	2,121	0.23	2,009,152	3,214	0.32
Other borrowed funds	14,968	120	1.59	318,894	12,441	7.87

Total interest-bearing liabilities	1,876,445	2,241	0.24	2,328,046	15,655	1.36

Non-interest-bearing liabilities	21,650			88,793

Total liabilities	1,898,095			2,416,839
Stockholders’ equity (deficit)	207,305			(55,151)

Total liabilities and stockholders’ equity (deficit)	$2,105,400			$2,361,688

Net interest income/interest rate spread (5)		$36,177	3.57%		$28,237	2.51%

Net interest-earning assets	$130,267			$(70,467)

Net interest margin (6)			3.58%			2.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			0.97

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $7.9 million, or 28.1%, for the six months ended June 30, 2014, as compared to the same period in the prior year. Interest income decreased $5.5 million, or 12.5%, for the six months ended June 30, 2014, compared to the same period in the prior year, due to declines in average balances and yields in all loan categories but primarily declines in the residential and commercial real estate loan portfolios. Investment securities average balance and yield increased modestly over the prior year period. Interest expense declined $13.4 million, or 85.7%, for the six months ended June 30, 2014, as compared to the same period in the prior year due to the settlement of the credit agreement with U.S. Bank and prepayment of FHLB of Chicago borrowings resulting in lower borrowed funds balances and a reduction in certificate of deposit average balances and the rate paid on these accounts. The net interest margin increased to 3.58% for the six month period ended June 30, 2014 from 2.47% for the respective period in the prior year.

Loan portfolio average balances declined $203.2 million from June 30, 2013 largely due to principal and interest payments net of new loan originations and loan sales. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, as problem loans have been steadily rolling off, we are now replacing them but at a slower rate with the intent of generating new loan volume to improve the net interest margin. Investment securities average balances increased $19.6 million primarily due to the purchase of securities totaling $37.8 million since June 30, 2013, partially offset by sales, maturities and principal collections of $24.4 million. The average balance of interest-earning deposits declined $53.6 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

Other borrowed funds average balances declined by $303.9 million for the six months ended June 30, 2014 when compared to the same period in the prior year primarily due to the payoff and settlement of $116.3 million under the Credit Agreement and prepayment of $187.5 million of FHLB of Chicago borrowings during the quarter ended September 30, 2013. The average balance of certificates of deposit decreased $148.2 million for the six months ended June 30, 2014 compared to the same period in the previous year. Likewise, the average rate paid on certificates of deposit fell by 20 basis points year over year. The decline in certificates of deposit average balances and interest rates was largely the result of lower rates offered in the market and pricing discipline as a result of reduced funding needs.

Provision for Loan Losses

Provision for loan losses was zero, a decrease of $950,000 for the six month period ended June 30, 2014, as compared to the same period in the previous year. Non-performing loans totaled $42.2 million at June 30, 2014, down from $68.5 million at December 31, 2013.

The decrease in provision for loan losses for the six months ended June 30, 2014 was due to reduced loan balances compared to the same period in the prior year, particularly non-performing loans which carry a greater loan provision. In addition, reduced net charge-offs resulted in no additional provision being required for the six months ending June 30, 2014.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the ALLL at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses would decline should credit metrics such as net charge-offs and the amount of non-performing loans continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)

Net impairment losses recognized in earnings	$(34)	$(83)	$49	59.0%
Loan servicing income (loss), net of amortization	1,514	110	1,404	N/M
Service charges on deposits	4,789	4,949	(160)	(3.2)
Investment and insurance commissions	1,987	2,015	(28)	(1.4)
Net gain on sale of loans	1,290	5,823	(4,533)	(77.8)
Net gain on sale of investment securities	301	(200)	501	N/M
Net gain on sale of OREO	1,201	2,262	(1,061)	(46.9)
Other income	2,494	1,479	1,015	68.6

Total non-interest income	$13,542	$16,355	$(2,813)	(17.2)%

N/M = Not Meaningful

Non-interest income decreased $2.8 million, or 17.2%, to $13.5 million for the six months ended June 30, 2014, compared to $16.4 million for the same period in 2013. The decrease was primarily due to declines in gain on sale of loans of $4.5 million and net gain on sale of OREO of $1.1 million. These unfavorable items were partially offset by increases in loan servicing income of $1.4 million, other income of $1.0 million, and gain on sale of securities of $501,000.

The decrease in net gain on sale of loans of $4.5 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $57.0 million compared to $312.8 million in the same six month period a year ago. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have increased significantly since March 31, 2013, which caused a reduction in financing activity resulting in decreased sales volume. Net gain on sale of OREO decreased by $1.1 million in the six months ended June 30, 2014 from $2.3 million in the year ago period largely due to the impact of lower sales volume with smaller gains per property as the OREO portfolio balances continue to decline and we realize smaller margins per property.

Loan servicing income increased $1.4 million in the current period compared to the respective period a year ago primarily due to lower amortization charges related to the MSR asset. Other income increased by $1.0 million over the prior year due to income from real estate partnerships, increased rental income of bank property and increased credit card income. Sales of investment securities reflect a $301,000 gain during the six months ended June 30, 2014 compared to a loss of $200,000 in the same period in 2013.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$21,901	$21,272	$629	3.0%
Occupancy	3,852	4,297	(445)	(10.4)
Furniture and equipment	1,557	1,612	(55)	(3.4)
Federal deposit insurance premiums	1,748	2,686	(938)	(34.9)
Data processing	2,686	3,282	(596)	(18.2)
Communications	1,036	948	88	9.3
Marketing	1,532	902	630	69.8
OREO expense, net	3,452	16,548	(13,096)	(79.1)
Investor loss reimbursement	(86)	3,181	(3,267)	N/M
Mortgage servicing rights impairment (recovery)	95	(3,448)	3,543	N/M
Provision for unfunded loan commitments	780	2,159	(1,379)	(63.9)
Loan processing and servicing expense	1,276	2,194	(918)	(41.8)
Legal services	955	2,371	(1,416)	(59.7)
Other professional fees	758	1,154	(396)	(34.3)
Insurance	516	794	(278)	(35.0)
Other expense	3,114	3,091	23	0.7

Total non-interest expense	$45,172	$63,043	$(17,871)	(28.3)%

N/M = Not Meaningful

Non-interest expense decreased $17.9 million, or 28.3%, to $45.2 million for the six months ended June 30, 2014, as compared to $63.0 million for the respective period in 2013. The decrease was primarily due to lower OREO expense, net, investor loss reimbursement, legal services and provision for unfunded loan commitments. These decreases were partly offset by an increase in mortgage servicing rights impairment of $3.5 million due to a recovery recorded in the current year period.

The significant decline in OREO expense of $13.1 million during the six months ended June 30, 2014 was primarily the result of a decline of $9.3 million in valuation adjustments on repossessed property. OREO real estate taxes also declined by $2.5 million over the prior year period. Investor loss reimbursement declined due to a $1.7 million reserve was recorded in the prior year period. Legal fees declined $1.4 million due to lower expense related to commercial loan workouts as non-performing loans continue to decline. The prior year provision for unfunded loan commitments included a specific reserve of $1.7 million related to one credit. Most other categories of expense reflected declines over the prior year period in part due to ongoing expense control efforts.

MSR impairment expense was $95,000 in the six months ended June 30, 2014 as rates have increased and prepayment has slowed versus a recovery of $3.4 million in the prior year period. Other increases include marketing expense of $630,000 which has been ramped up to support the growth objectives of the bank and compensation and benefits have increased $629,000 as new commercial lending staff has been added to support commercial banking growth initiatives.

Income Taxes

Income tax expense of $10,000 was recorded for the six month periods ended June 30, 2014 compared to no expense for the same period in 2013. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement which resulted in $10,000 of tax expense in the current period. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

FINANCIAL CONDITION

General

Total assets of the Corporation decreased $8.8 million, or less than one percent, to $2.12 billion at June 30, 2014. This decrease was primarily attributable to lower balances in net loans held for investment and OREO which were mostly offset by higher cash and cash equivalents and investment securities balances.

Investment Securities

Investment securities available-for-sale increased $17.4 million during the six months ended June 30, 2014, or 6.3%, primarily due to purchases of $37.8 million and a decrease in fair market value net loss adjustments of $4.8 million. The increase was partially offset by principal repayments and sales of $24.4 million and $115,000 of other-than-temporary impairment losses that were recognized in earnings. See Note 4 to the Consolidated Financial Statements.

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

Loans Held for Investment

Loans held for investment decreased $53.4 million during the six months ended June 30, 2014 from $1.61 billion at December 31, 2013 to $1.56 billion at June 30, 2014. The activity included principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $209.4 million and transfers to other real estate owned of $7.7 million, partially offset by originations and refinances. During the three months ended June 30, 2014, the Corporation originated $97.9 million of loans for investment, as compared to $57.4 million during the three months ended March 31, 2014.

Loans Held for Sale

Residential mortgage loans originated for sale amounted to $57.9 million for the six months ended June 30, 2014 compared to $295.2 million for the same period ended June 30, 2013. At December 31, 2013, loans held for sale, which consisted solely of single-family residential mortgage loans, amounted to $3.1 million, and increased $2.2 million to $5.3 million at June 30, 2014.

Other Real Estate Owned

OREO, net decreased $7.3 million to $56.2 million at June 30, 2014 from $63.5 million at December 31, 2013 due to sales of $12.7 million offset by additions during the quarter of $7.7 million, net of $2.3 million in valuation adjustments.

Deposits

Deposits decreased $2.1 million during the six months ended June 30, 2014 to $1.87 billion, due to declines of $58.1 million in certificates of deposit (“CDs”) and $7.4 million in money market accounts which was mostly offset by increases in advance payments of $39.2 million and regular savings of $23.0 million. A significant portion of the CD decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers amounted to zero at June 30, 2014 and December 31, 2013. The weighted average rate of certificate of deposits decreased to 0.52% at June 30, 2014 compared to 0.57% at December 31, 2013.

Other Liabilities

Total liabilities declined $534,000 from December 31, 2013 to June 30, 2014 due to declines in deposits of $2.1 million and accrued taxes, insurance and employee related expenses of $1.7 million since December 31, 2013. These declines were partially offset by an increase in other liabilities of $2.4 million during the six months ended June 30, 2014. Other borrowed funds increased slightly to $13.8 million at June 30, 2014 from $12.9 million at December 31, 2013. Other borrowed funds as of June 30, 2014 consist primarily of FHLB of Chicago borrowings of $10.0 million and retail repurchase agreements of $3.5 million. At June 30, 2014 and December 31, 2013, FHLB of Chicago advances totaled $10.0 million and had a weighted average interest rate of 2.33%.

Stockholders’ Equity (Deficit)

Stockholders’ equity increased $9.3 million to $211.5 million at June 30, 2014 compared to $202.2 million at December 31, 2013. The increase during the six months ended June 30, 2014 was primarily the result of net income during the period of $4.5 million and a decline in accumulated other comprehensive income (loss) (AOCI) related to AFS securities. AOCI declined by $4.8 million during the six months ended June 30, 2014.

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

Although the Board of Directors (the “Board”) is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, reviews risk profiles and discusses key risk issues. The Chief Risk Officer is in charge of overseeing credit risk management. Our internal audit and compliance departments perform an independent assessment of the internal control environment and plays a critical role in risk and compliance management, testing the operation of the internal control system and reporting findings to the Risk Committee and to the Audit Committee of the Board.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	June 30, 2014			December 31, 2013
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)

Residential	$6,046	14.3%	0.39%	$14,404	21.0%	0.89%
Commercial and industrial	995	2.4	0.06	1,509	2.2	0.09
Land and construction	18,846	44.7	1.20	24,729	36.1	1.52
Multi-family	6,249	14.8	0.40	3,658	5.4	0.22
Retail/office	3,994	9.4	0.25	14,365	21.0	0.89
Other commercial real estate	4,286	10.2	0.27	6,802	9.9	0.42
Education (2)	209	0.5	0.01	276	0.4	0.02
Other consumer	1,542	3.7	0.10	2,754	4.0	0.17

Total	$42,167	100.0%	2.68%	$68,497	100.0%	4.22%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $6,767 and $8,930 at June 30, 2014, and December 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity:

	Non- Performing Loans December 31, 2013	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Charged Off	Non- Performing Loans June 30, 2014	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$14,404	$1,971	$(4,013)	$(4,105)	$(740)	$(1,471)	$6,046	$527,284	$10,325
Commercial and industrial	1,509	4,845	(401)	(57)	(518)	(4,383)	995	15,007	2,596
Land and construction	24,729	5,242	(219)	(852)	(6,308)	(3,746)	18,846	87,143	9,633
Multi-family	3,658	4,592	(791)	0	(422)	(788)	6,249	260,145	6,169
Retail/office	14,365	1,613	(1,359)	(2,349)	(1,737)	(6,539)	3,994	138,013	8,824
Other commercial real estate	6,802	2,661	(1,474)	(140)	(3,808)	245	4,286	151,960	6,544
Education	276	—	—	—	(67)	—	209	118,091	428
Other consumer	2,754	850	(569)	(156)	(353)	(984)	1,542	230,083	4,656

Total	$68,497	$21,774	$(8,826)	$(7,659)	$(13,953)	$(17,666)	$42,167	$1,527,726	$49,175

Non-performing loans decreased $26.3 million during the six months ended June 30, 2014. The loan categories with the largest decline in non-performing loans were retail/office of $10.4 million, residential loans of $8.4 million, land and construction of $5.9 million and other commercial real estate of $2.5 million.

The interest income that would have been recorded during the three and six months ended June 30, 2014 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $0.7 million and $1.9 million, respectively.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$20,762	$39,151
Troubled debt restructurings - non-accrual (1)	21,405	29,346
Other real estate owned (OREO)	56,170	63,460

Total non-performing assets	$98,337	$131,957

Non-performing loans to gross loans (2)	2.69%	4.22%
Non-performing assets to total assets	4.64	6.25
Allowance for loan losses to gross loans (2)	3.13	4.02
Allowance for loan losses to non-performing loans	116.62	95.16
Allowance for loan losses plus OREO valuation allowance to non-performing assets	74.94	72.77

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that have been modified in a troubled debt restructuring.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

Loans modified in a TDR due to rate or term concessions that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a TDR. The designation as a TDR is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following is a summary of non-performing asset activity for the three months ended June 30, 2014:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)

Balance at December 31, 2013	$68,497	$63,460	$131,957
Additions	21,774	7,659	29,433
Transfer of loans to OREO	(7,659)	—	(7,659)
Returned to accrual status	(8,826)	—	(8,826)
Sales	—	(12,698)	(12,698)
Loan charge-offs/OREO valuations adjustments, net	(17,666)	(2,279)	(19,945)
Capitalized improvements	—	28	28
Payments	(13,953)	—	(13,953)

Balance at June 30, 2014	$42,167	$56,170	$98,337

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $6,767 and $8,930 that are 90 days or more past due but still accruing interest at June 30, 2014, and December 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	June 30, 2014		December 31, 2013
		% of Total		% of Total
Days Past Due	Balance	Gross Loans	Balance	Gross Loans
	(Dollars in thousands)

30 to 59 days	$11,257	0.72%	$11,885	0.73%
60 to 89 days	6,751	0.43	4,280	0.26
90 days and over	24,556	1.56	49,017	3.02

Total	$42,564	2.71%	$65,182	4.02%

Loans delinquent 30 to 89 days increased $1.8 million to $18.0 million at June 30, 2014 from $16.2 million at December 31, 2013 as a result of more substandard loans in these past due categories.

Impaired Loans

At June 30, 2014, the Corporation identified $53.4 million of loans as impaired, which includes $11.2 million of performing TDRs. At December 31, 2013, impaired loans were $101.6 million, which included $33.1 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

The following is additional information regarding impaired loans.

	June 30,	December 31,
	2014	2013
	(In thousands)

Carrying amount of impaired loans	$47,914	$78,471
Average carrying amount of impaired loans	58,017	77,734
Loans and troubled debt restructurings on non-accrual status	42,167	68,497
Troubled debt restructurings - accrual	11,249	33,087
Troubled debt restructurings - non-accrual (1)	21,405	29,346
Troubled debt restructurings valuation allowance	5,500	12,216
Loans past due ninety days or more and still accruing (2)	6,767	8,930

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Representes the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $1.5 million and $1.3 million for the six months ended June 30, 2014 and 2013.

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate ALLL. The ALLL is established through a provision for loan losses charged to expense. Loans are charged-off against the ALLL when we believe that repayment of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The balance in the ALLL is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in “Critical Accounting Estimates and Judgments.”

The ALLL consists of general and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and loans reported as troubled debt restructurings. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The general allowance component is based on historical net loss experience for the past nine quarters, adjusted for qualitative factors. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

For the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period from an eight to nine quarter historical look-back period with the intent to build to a 12 quarter look back period subsequent to June 30, 2014. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at June 30, 2014 after implementing the above modifications was a reduction of the required reserve of $381,000 as compared to the previous methodology. See the Company’s annual report on Form 10-K for the nine months ended December 31, 2013 for a full description of the allowance methodology.

The general component of the allowance for loan loss methodology incorporates the following qualitative risk factors to establish the appropriate general allowance for loan loss at each reporting date.

Qualitative factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and volume and severity of adversely classified or graded loans;

•	Changes in the quality of AnchorBank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in AnchorBank’s current portfolio.

Any changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal nine quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the qualitative factor related to the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ ALLL , and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

The following table presents the ALLL by component:

	June 30,	December 31,
	2014	2013
	(In thousands)

General reserve	$33,633	$35,844
Substandard reserve	10,040	6,225
Specific reserve	5,502	23,113

Total allowance for loan losses	$49,175	$65,182

The following table presents the unpaid principal balance of loans by risk category:

	June 30,	December 31,
	2014	2013
	(In thousands)

Pass	$1,484,701	$1,460,457
Special mention	2,693	24,203

Total pass and special mention rated loans	1,487,394	1,484,660

Substandard rated loans, excluding TDR accrual (1)	29,083	35,310

Troubled debt restructurings - accrual	11,249	33,087
Non-accrual	42,167	68,497

Total impaired loans	53,417	101,584

Total unpaid principal balance	$1,569,893	$1,621,554

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.

The following table presents credit risk metrics related to the ALLL:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
General ALLL / pass and special mention loans	2.3%	2.4%
Substandard ALLL / substandard loans	34.5%	17.6%
Specific ALLL / impaired loans	33.9%	31.2%
Loans 30 to 89 days past due	$18,008	$16,165

The ratio of the general ALLL to pass and special mention loans remained relatively stable while the substandard ALLL to substandard loans and specific ALLL to impaired loans increased from December 31, 2013 to reflect management’s assessment of risk and related potential for loss.

The following table summarizes the activity in the ALLL for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$53,497	$79,815	$65,182	$83,761
Charge-offs:
Residential	(566)	(1,665)	(1,662)	(3,529)
Multi-family	(506)	(170)	(883)	(354)
Commercial real estate	(589)	(374)	(7,391)	(781)
Land and construction	(46)	(1,655)	(3,628)	(2,377)
Consumer	(291)	(907)	(1,435)	(3,320)
Commercial and industrial	(3,633)	(411)	(4,955)	(1,135)

Total charge-offs	(5,631)	(5,182)	(19,954)	(11,496)

Recoveries:
Residential	125	163	356	181
Multi-family	73	74	131	108
Commercial real estate	489	177	2,294	1,063
Land and construction	89	353	133	873
Consumer	153	42	257	145
Commercial and industrial	380	155	776	287

Total recoveries	1,309	964	3,947	2,657

Net charge-offs	(4,322)	(4,218)	(16,007)	(8,839)

Provision for loan losses	—	275	—	950

Allowance at end of period	$49,175	$75,872	$49,175	$75,872

Net charge-offs to average loans held for sale and for investment (1)	(1.11)%	(0.97)%	(2.03)%	(0.99)%

(1)	Annualized.

Total charge-offs and recoveries of $5.6 million and $1.3 million, respectively, for the three months ended June 30, 2014 increased $449,000 and $345,000, respectively, from the three months ended June 30, 2013. Total charge-offs and recoveries of $20.0 million and $3.9 million, respectively, for the six months ended June 30, 2014 increased $8.5 million and $1.3 million, respectively, from the six months ended June 30, 2013.

The provision for loan losses decreased $275,000 and $950,000 to zero for the three and six months ended June 30, 2014, respectively compared to the same periods in the prior year. The improvement was largely due to a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010. Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-performing loans to total loans to 2.69% at June 30, 2014 from 4.22% at December 31, 2013 to be a factor that warranted the decrease in provision for loan losses.

Other Real Estate Owned

OREO, net decreased $7.3 million during the six months ended June 30, 2014. Individual properties included in OREO at June 30, 2014 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(in thousands)

Raw Land	Northeast Wisconsin	$3,266

Commercial Building	Northwest Wisconsin	2,355
Commercial Building	Northwest Wisconsin	1,140

Commercial Building	South Central Wisconsin	3,825
Raw Land	South Central Wisconsin	2,231
Commercial Building	South Central Wisconsin	1,790
Commercial Building	South Central Wisconsin	1,403
Raw Land	South Central Wisconsin	1,352
Raw Land	South Central Wisconsin	1,238
Condo Lot	South Central Wisconsin	1,161
Raw Land	South Central Wisconsin	1,105
Commercial Lot	South Central Wisconsin	1,071

Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	3,036
Commercial Building	Southeast Wisconsin	2,054
Raw Land	Southeast Wisconsin	1,162

Other properties individually less than $1 million		24,302

		$56,170

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

Liquidity

Operating Activities

Net cash provided by operations of $6.5 million for the six months ended June 30, 2014 decreased $7.5 million when compared to the same period in 2013 primarily due to lower valuation adjustments for OREO losses and lower gains on the sale of residential first mortgage loans.

Investing Activities

Net cash from investing activities decreased $59.1 million for the six months ended June 30, 2014 as compared to the same period in 2013 due to a decline in the origination of loans held for investment and lower proceeds from sales of OREO and investments.

Financing Activities

Net cash used for financing activities decreased $50.3 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to a decline in the level of run off on deposit balances during the period.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Corporation currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiary. A significant amount of our consolidated operating expenses are incurred and paid directly by the Corporation’s subsidiaries.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and corporate banking businesses and wholesale funding sources (FHLB of Chicago advances, other borrowings and broker/internet CDs). As of June 30, 2014, the Corporation had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of June 30, 2014 was $238.8 million, subject to collateral availability. Total credit capacity based on the value of the existing collateral pledged was $470.6 million as of June 30, 2014 after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of June 30, 2014, the Bank had no borrowings outstanding from this source.

Loan Commitments

At June 30, 2014, the Bank had outstanding commitments to originate loans of $82.5 million, $786,000 of unused commitments and commitments to extend funds to, or on behalf of, customers pursuant to lines, and unused letters of credit of $240.7 million. Scheduled maturities of certificates of deposits during the six months following June 30, 2014 amounted to $174.6 million. Scheduled maturities of borrowings during the same period totaled $3.5 million. Management believes adequate resources are available to fund all Bank commitments to the extent required.

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

MPF Program

The Corporation previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at June 30, 2014 related to approximately $191.9 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Corporation’s loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Corporation discontinued funding loans through the MPF Program in 2008.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $644.5 million and $659.4 million at June 30, 2014 and December 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $110.2 million and $122.2 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

Other

The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2014, the Bank had no brokered deposits. The Bank Orders previously prohibited the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

Regulatory Capital

Under federal law and regulation, the Bank is required to meet tier 1 leverage, tier 1 risk-based and total risk-based capital requirements. Tier 1 capital primarily consists of stockholders’ equity minus certain intangible assets and unrealized gains/losses on available-for-sale securities. Total risk-based capital primarily consists of tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. At June 30, 2014, the Bank met the requirements to be considered well capitalized under these regulations.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

While the Corporation attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Corporation’s Board of Directors recently approved developing a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Corporation intends to enter into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Corporation would then mitigate this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Corporation’s objectives with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. There are currently no outstanding interest rate transactions or any activity during the six months ended June 30, 2014.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of June 30, 2014 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Corporation’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with changes in interest rates. This strategy is implemented by the Corporation’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels and mix of interest-sensitive assets and liabilities to manage net interest income changes within limits in times of fluctuating market interest rates.

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

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at June 30, 2014 and December 31, 2013, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase

June 30, 2014	3.7%	1.8%

December 31, 2013	3.5%	1.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at June 30, 2014, the effect of an immediate 200 basis point increase in interest rates would decrease the Corporation’s net interest income by 3.7%. The net interest income sensitivity was changed at December 31, 2013 to reflect a change in methodology that has been implemented to segregate nonaccrual loans in the model. Overall net interest income sensitivity remains within the Corporation’s guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for June 30, 2014 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

Mortgage-backed securities, including adjustable rate mortgage pools, are modeled in the above analysis based on their estimated repricing or principal paydowns obtained from outside analytical sources. Loans are modeled in the above analysis based on contractual maturity or contractual repricing dates, coupled with principal prepayment assumptions. Deposits are modeled based on management’s analysis of industry trends and customer behavior.

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of June 30, 2014, the projected changes for the market value of equity were within the Corporation’s policy limits.

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

Fair Value Measurements

Management must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under generally accepted accounting principles. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations, foreclosed properties and repossessed assets and the capitalization of MSRs. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale securities, loans held for sale, interest rate lock commitments and forward contracts to sell mortgage loans. Assets and liabilities measured at fair value on a non-recurring basis may include MSRs, certain impaired loans and OREO. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact future financial condition and results of operations.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses - and separately a reserve for unfunded loan commitments, letters of credit and repurchase of sold loans in other liabilities - at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan portfolios and other relevant factors. The ALLL is comprised of general and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general and specific allowances in an effort to update and refine the estimate.

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

Historical loss rates used to calculate the general allowance are adjusted by values assigned to nine qualitative factors which are listed in the section titled “Allowance for Loan Losses” within “Credit Risk Management”. In determining the appropriate value to assign to a particular factor, if any, management compares the current underlying facts and circumstances with respect to that factor with those in the historical periods. Values assigned to factors are modified when changes in the environment relative to that quantitative or qualitative factor are deemed to be significant. Management will continue to analyze the factors on a quarterly basis, adjusting the historical loss rates as necessary, to a rate believed to be appropriate for the probable and inherent risk of loss in the portfolio.

For the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period from an eight to nine quarter historical look-back period with the intent to build to a 12 quarter look back period subsequent to June 30, 2014. The modification was done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at June 30, 2014 after implementing the above modifications was a reduction of the required reserve of $381,000 as compared to the previous methodology. See the Company’s annual report on Form 10-K for the nine months ended December 31, 2013 for a full description of the allowance methodology. Specific allowances are determined as a result of an impairment review process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of expected cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of a loan no loss is anticipated and no specific reserve is established. However, if the carrying value of a loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general allowance.

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

Management considers the ALLL at June 30, 2014 to be at an adequate level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for loan losses may be required that would reduce future earnings.

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

Mortgage Servicing Rights

MSRs are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized MSRs for a stratum exceeds its fair value, MSR impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset in loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and MSRs may be impaired.

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

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992, (“1992 Framework”), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Company is using the 1992 Framework.

Part II - Other Information

Item 1	Legal Proceedings.

We are a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which is an action brought by the Village of Kronenwetter on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 in the amount of $2.4 million due to a shortfall in the value of the residential real estate development supporting the letter of credit. The specific reserve balance at June 30, 2014 remained at $2.4 million.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the Anchor Bancorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date:	August 7, 2014	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date:	August 7, 2014	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer