Form 10-Q
period 2014-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2014-11-04
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Class: Common stock — $0.01 Par Value

Number of shares outstanding as of October 31, 2014: 9,245,300

ANCHOR BANCORP WISCONSIN INC.

INDEX—FORM 10-Q

Page #

Part I—Financial Information

Item 1 Financial Statements

Unaudited Consolidated Balance Sheets as of September 30, 2014 and Audited as of December 31, 2013	2

Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	3

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2014 and Audited for the Nine Months Ended December 31, 2013	5

Unaudited Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2014 and 2013	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	54

Results of Operations	58

Financial Condition	68

Risk Management	69

Credit Risk Management	70

Liquidity Risk Management	78

Market Risk Management	80

Compliance, Strategic and/or Reputational Risk Management	82

Regulatory Developments	83

Critical Accounting Estimates and Judgments	85

Forward Looking Statements	88

Item 3 Quantitative and Qualitative Disclosures About Market Risk	89

Item 4 Controls and Procedures	89

Part II—Other Information

Item 1 Legal Proceedings	90

Item 1A Risk Factors	90

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	91

Item 3 Defaults Upon Senior Securities	91

Item 4 Mine Safety Disclosures	91

Item 5 Other Information	91

Item 6 Exhibits	91

Signatures	92

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except share data)
Assets
Cash and due from banks	$28,806	$44,139
Interest-earning deposits	145,218	99,257

Cash and cash equivalents	174,024	143,396
Investment securities available for sale (AFS)	291,867	277,872
Loans held for sale	4,937	3,085
Loans held for investment	1,556,283	1,609,506
Less: Allowance for loan losses	(47,037)	(65,182)

Loans held for investment, net	1,509,246	1,544,324
Other real estate owned (OREO), net	46,725	63,460
Premises and equipment, net	26,057	24,800
Federal Home Loan Bank stock—at cost	11,940	11,940
Mortgage servicing rights, net	20,479	22,294
Accrued interest receivable	7,467	8,216
Other assets	13,778	13,087

Total assets	$2,106,520	$2,112,474

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$274,945	$259,926
Interest bearing	1,583,862	1,615,367

Total deposits	1,858,807	1,875,293
Other borrowed funds	13,060	12,877
Accrued interest payable	396	415
Accrued taxes, insurance and employee related expenses	6,533	7,302
Other liabilities	13,015	14,389

Total liabilities	1,891,811	1,910,276

Commitments and contingent liabilities (Note 13)
Preferred stock: par value $0.01, authorized 100,000 shares, none outstanding at September 30, 2014 or December 31, 2013	—	—
Common stock: par value $0.01, authorized 11,900,000, issued and outstanding shares were 9,245,300 at September 30, 2014 and 9,050,000 at December 31, 2013	92	91
Additional paid-in capital	188,697	188,370
Retained earnings	29,858	20,359
Accumulated other comprehensive loss related to AFS securities	(3,893)	(6,378)
Accumulated other comprehensive loss related to other than temporary impairment (OTTI) securities—non-credit factors	(45)	(244)

Total accumulated other comprehensive loss	(3,938)	(6,622)

Deferred compensation obligation	—	—

Total stockholders’ equity	214,709	202,198

Total liabilities and stockholders’ equity	$2,106,520	$2,112,474

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(In thousands, except per share data)
Interest income
Loans	$17,044	$19,231	$52,241	$60,185
Investment securities and Federal Home Loan Bank stock	1,465	1,506	4,527	4,219
Interest-earning deposits	103	122	262	347

Total interest income	18,612	20,859	57,030	64,751
Interest expense
Deposits	994	1,374	3,115	4,588
Other borrowed funds	60	3,673	180	16,114

Total interest expense	1,054	5,047	3,295	20,702

Net interest income	17,558	15,812	53,735	44,049
Provision for loan losses	(1,304)	—	(1,304)	950

Net interest income after provision for loan losses	18,862	15,812	55,039	43,099
Non-interest income
Net impairment losses recognized in earnings	(30)	—	(64)	(83)
Loan servicing income, net of amortization	705	646	2,219	756
Service charges on deposits	2,626	2,667	7,415	7,616
Investment and insurance commissions	1,015	893	3,002	2,908
Net gain on sale of loans	837	1,565	2,127	7,388
Net gain (loss) on sale of investment securities	482	—	783	(200)
Net gain on sale of OREO	987	1,217	2,188	3,479
Extinguishment of debt	—	134,514	—	134,514
Other income	1,393	1,177	3,887	2,656

Total non-interest income	8,015	142,679	21,557	159,034

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$10,872	$10,727	$32,773	$31,999
Occupancy	1,685	2,703	5,537	7,000
Furniture and equipment	758	902	2,315	2,514
Federal deposit insurance premiums	701	1,276	2,449	3,962
Data processing	1,340	1,264	4,026	4,546
Communications	611	497	1,647	1,445
Marketing	962	848	2,494	1,750
OREO expense, net	2,999	3,214	6,451	19,762
Investor loss reimbursement	136	223	50	3,404
Mortgage servicing rights impairment (recovery)	(53)	(466)	42	(3,914)
Provision for unfunded commitments	(2,401)	974	(1,621)	3,133
Loan processing and servicing expense	577	795	1,853	2,989
Legal services	502	1,047	1,457	3,418
Other professional fees	404	878	1,162	2,032
Insurance	259	1,773	775	2,567
Debt prepayment penalty	—	16,149	—	16,149
Reorganization costs	—	1,866	—	1,866
Other expense	2,563	562	5,677	3,653

Total non-interest expense	21,915	45,232	67,087	108,275

Income before income taxes	4,962	113,259	9,509	93,858
Income tax expense	—	9	10	9

Net income	4,962	113,250	9,499	93,849
Preferred stock dividends in arrears	—	(837)	—	(4,200)
Preferred stock discount accretion	—	(4,304)	—	(8,010)
Retirement of preferred shares	—	104,000	—	104,000

Net income available to common equity	$4,962	$212,109	$9,499	$185,639

Net income	$4,962	$113,250	$9,499	$93,849
Reclassification adjustment for realized net (gains) losses recognized in Statements of Operations—Net gain (loss) on sale and call of investment securities	(482)	—	(783)	200
Reclassification adjustments recognized in Statements of Operations—Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(18)	(90)	(97)	(248)
Realized credit losses	48	90	161	331
Change in net unrealized gains (losses) on available-for-sale securities	(1,636)	(1,444)	3,403	(7,093)

Total other comprehensive income (loss)	(2,088)	(1,444)	2,684	(6,810)

Comprehensive income	$2,874	$111,806	$12,183	$87,039

Income per common share:
Basic	$0.55	$10.24	$1.05	$8.81
Diluted	0.55	10.24	1.05	8.81
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

							Accu-
							mulated
							Other
							Compre-
			Additional	Retained		Deferred	hensive
	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
	(In thousands)
Balance at March 31, 2013 (Audited)	$103,833	$2,536	$110,034	$(189,097)	$(89,848)	$(901)	$3,579	$(59,864)
Net income	—	—	—	111,623	—	—	—	111,623
Other comprehensive income, net of tax	—	—	—	—	—	—	(10,201)	(10,201)
Recapitalization transaction fees	—	—	(14,360)	—	—	—	—	(14,360)
Cancellation of common stock	—	(2,536)	(88,213)	—	89,848	901	—	—
Issuance of common stock	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	(110,000)	3	5,997	104,000	—	—	—	—
Accretion of preferred stock discount	6,167	—	—	(6,167)	—	—	—	—

Balance at December 31, 2013 (Audited)	$—	$91	$188,370	$20,359	$—	$—	$(6,622)	$202,198

Net income	—	—	—	9,499	—	—	—	9,499
Other comprehensive income, net of tax	—	—	—	—	—	—	2,684	2,684
Issuance of restricted common stock	—	1	(1)	—	—	—	—	—
Stock compensation expense	—	—	328	—	—	—	—	328

Balance at September 30, 2014 (Unaudited)	$—	$92	$188,697	$29,858	$—	$—	$(3,938)	$214,709

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating Activities
Net income	$9,499	$93,849
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	1,091	1,067
Net (gain) loss on sale of investment securities	(783)	200
Net impairment losses on investment securities	64	83
Origination of loans held for sale	(100,883)	(360,979)
Proceeds from sale of loans held for sale	101,158	395,279
Net gain on sale of loans	(2,127)	(7,388)
Provision for loan losses	(1,304)	950
Valuation adjustments for OREO	4,627	13,575
Provision for unfunded loan commitments	(1,621)	3,133
Gain on sale of OREO	(2,188)	(3,479)
Depreciation and amortization	1,880	1,903
Loss on disposal of premises and equipment, net	83	79
Mortgage servicing rights impairment (recovery)	42	(3,914)
Impairment of real estate held for development and sale	—	212
Extinguishment of debt	—	(134,514)
Decrease in accrued interest receivable	749	1,541
Decrease in other assets	1,082	7,987
Increase (decrease) in accrued interest payable	(19)	11,236
Decrease in accrued taxes, insurance and employee related expenses	(769)	(257)
Increase (decrease) in other liabilities	247	(6,521)
Stock based compensation	328	—

Net cash provided by operating activities	11,156	14,042
Investing Activities
Proceeds from sale of investment securities	12,169	6,420
Purchase of investment securities	(63,584)	(88,162)
Principal collected on investment securities	39,732	42,702
Decrease in loans held for investment	27,298	128,717
Purchases of premises and equipment	(3,220)	(1,005)
Proceeds from sale of OREO	23,408	40,480
Capitalized improvements of OREO	(28)	(607)

Net cash provided by investing activities	35,775	128,545

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Financing Activities
Decrease in deposits	$(73,976)	$(169,729)
Increase in advance payments by borrowers for taxes and insurance	57,490	57,824
Proceeds from borrowed funds	79,565	720,739
Repayment of borrowed funds	(79,382)	(950,793)
Issuance of common stock	—	175,000
Recapitalization transaction fees	—	(14,380)

Net cash used in financing activities	(16,303)	(181,339)

Net increase (decrease) in cash and cash equivalents	30,628	(38,752)
Cash and cash equivalents at beginning of period	143,396	191,280

Cash and cash equivalents at end of period	$174,024	$152,528

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$3,314	$17,111
Income tax payments (receipts)	15	(1,728)
Non-cash transactions:
Transfer of loans to OREO	9,084	25,866

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary at September 30, 2014: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets, reserves for unfunded commitments and repurchased loans, and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, and loans held for sale. The results of operations and other data for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K/T for the transition period ended December 31, 2013.

Change in Fiscal Year End. On December 18, 2013, the Board approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any previous fiscal years mean the fiscal years ended on March 31. As a result of the change in fiscal year end, the consolidated financial statements include the Company’s financial results for the nine month period from January 1, 2013 to September 30, 2013 of which January 1, 2013 to March 31, 2013 results were previously included in the fiscal year ended March 31, 2013 results.

Reclassifications. Certain prior period amounts are reclassified to conform to the current period presentations with no impact on net income or total stockholders’ equity when applicable.

Note 2 – Significant Transactions, Significant Risks and Uncertainties

Initial Public Offering

In October 2014, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 250,000 shares of common stock at a public offering price of $26.00 per share. The Company originally filed the registration statement on Form S-1 on December 20, 2013. The Company also granted the underwriters a 30-day option to purchase up to 55,794 additional shares of common stock to cover any over-allotments which the underwriters exercised and closed on October 30, 2014. The Company received net proceeds of $6.1 million after deducting underwriting discounts and commissions of $422,500. Other offering expenses of approximately $1.8 million will be recorded against the proceeds received from the IPO. Certain selling stockholders offered an additional 121,959 shares of common stock in the IPO. The Company did not receive any proceeds from the sale of the shares sold by the selling stockholders. The Company’s shares are now listed on the NASDAQ Global Select Market under the symbol “ABCW.”

Bankruptcy Proceedings and Emergence from Chapter 11

Background

Headquartered in Madison, Wisconsin, the Company is a savings and loan holding company that operates primarily through AnchorBank, its wholly owned banking subsidiary. The Bank is a $2.11 billion bank and Wisconsin’s largest thrift and offers personal and business banking services to more than 110,000 households and businesses.

As a result of the economic downturn that began in 2008, the Company experienced significant operating losses beginning in fiscal 2009, significant levels of criticized assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by our banking regulators. As a result, in 2009 both the Company and the Bank became subject to Orders to Cease and Desist issued by the Office of Thrift Supervision. Also, the Company owed $183.5 million under a credit facility, which we were unable to repay, and issued $110.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “TARP Preferred Stock”) to the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”) in 2009. In order to facilitate our restructuring and the recapitalization of the Bank, on August 12, 2013 (the “Petition Date”), the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”).

Plan of Reorganization

Pursuant to the Plan of Reorganization, the following transactions (collectively, the “Recapitalization”) were consummated on September 27, 2013 (the “Effective Date”):

•	we entered into stock purchase agreements (the “Investor SPAs”) on August 12, 2013 with certain institutional investors, other private investors and directors and officers of the Company (the “Investors”), pursuant to which we issued and sold our common stock to (i) certain Investors such that each such Investor owns up to 9.9% (the “9.9% Investors”) of the common stock for an aggregate purchase price of $87.8 million, (ii) certain other Investors such that each such Investor owns up to 4.9% of our common stock (the “4.9% Investors”) for an aggregate purchase price of $83.7 million, and (iii) certain directors and officers of the Company for an aggregate purchase price of $3.5 million (collectively, the “Private Placements”). We received gross proceeds of $175.0 million, implying a purchase price of $20 per share after giving effect to the reverse stock split, as a result of the Private Placements and incurred transaction costs of $14.4 million;

•	we (i) exchanged the TARP Preferred Stock for 60.0 million shares (adjusted to 300,000 common shares as a result of the reverse stock split) of common stock (the “Treasury Issuance”) and (ii) cancelled a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our pre-recapitalization common stock, par value $0.10 per share (the “Legacy Common Stock”) in its entirety (collectively, the “TARP Exchange”);

•	we satisfied all of our obligations under the Amended and Restated Credit Agreement, dated as of June 9, 2008 (the “Credit Agreement”), among us, the lenders from time to time a party thereto (the “Lenders”), and the U.S. Bank National Association (“U.S. Bank”), as administrative agent (the “Administrative Agent”) for the Lenders with a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement) and recognized a gain on extinguishment of debt of $134.5 million;

•	we converted from a Wisconsin corporation to a Delaware corporation and filed a certificate of incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our board of directors (the “Board”), increase the number of authorized shares of our common stock and preferred stock and adopt certain restrictions on acquisitions and dispositions of our securities; and

•	all shares of issued and outstanding legacy Common Stock were cancelled.

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of common stock delivered to the Treasury in connection with the Treasury Issuance (the “Secondary Treasury Sales”). In connection with the Secondary Treasury Sales, we entered into secondary sale purchaser agreements (the “Secondary SPAs”) with the Secondary Investors pursuant to which we made certain representations and warranties to the Secondary Investors and provided rights to the Secondary Investors similar to the rights provided under the Investor SPAs. As a result of the Secondary Treasury Sales, the Treasury ceased to be our stockholder.

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

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively). On August 31, 2010, a Prompt and Corrective Action Directive (“PCA Directive”) was issued for the Bank.

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

Purchase Agreement to Sell Bank Headquarters

In February 2014, the Bank entered into a purchase agreement with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street and the 261-stall parking ramp located at 126 South Carroll Street. The sale is expected to close during the fourth quarter of 2014 and the Bank will lease a portion of the space after the sale. We expect to record a gain on the sale of the office building for the quarterly period ending December 31, 2014.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” – a consensus of the FASB Emerging Issues Task Force. The ASU requires creditors to reclassify mortgage loans as an other receivable that is separate from loans and to measure the receivable at the amount expected to be received under the government guarantee if the mortgage loan meets certain conditions upon foreclosure. For public business entities, the amendments in the ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. This ASU currently has no impact on the Company as the Bank does not own or service any government-guaranteed mortgage loans.

ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period.” The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This ASU currently has no impact on the Company.

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

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,274	$17	$—	$3,291
Corporate stock and bonds	1	3	—	4
Non-agency CMOs (1)	5,706	38	(83)	5,661
Government sponsored agency mortgage-backed securities (1)	104,261	171	(634)	103,798
GNMA mortgage-backed securities (1)	182,563	481	(3,931)	179,113

	$295,805	$710	$(4,648)	$291,867

December 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,359	$17	$—	$3,376
Corporate stock and bonds	88	267	—	355
Non-agency CMOs (1)	6,452	9	(253)	6,208
Government sponsored agency mortgage-backed securities (1)	50,721	160	(723)	50,158
GNMA mortgage-backed securities (1)	223,874	1,056	(7,155)	217,775

	$284,494	$1,509	$(8,131)	$277,872

(1)	CMOs (collateralized mortgage obligations), government sponsored agencies and GNMA (Ginnie Mae) mortgage-backed securities are primarily collateralized by residential mortgages.

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

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
September 30, 2014
Non-agency CMOs	$—	$—	$2,859	$(83)	$2,859	$(83)
Government sponsored agency mortgage-backed securities (1)	49,065	(357)	8,495	(277)	57,560	(634)
GNMA mortgage-backed securities	41,652	(278)	101,378	(3,653)	143,030	(3,931)

	$90,717	$(635)	$112,732	$(4,013)	$203,449	$(4,648)

December 31, 2013
Non-agency CMOs	$1,219	$(7)	$4,776	$(246)	$5,995	$(253)
Government sponsored agency mortgage-backed securities (1)	47,480	(723)	—	—	47,480	(723)
GNMA mortgage-backed securities	140,824	(5,143)	25,449	(2,012)	166,273	(7,155)

	$189,523	$(5,873)	$30,225	$(2,258)	$219,748	$(8,131)

(1)	Includes mortgage-backed securities and CMOs.

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

Other-Than-Temporary Impairment

The number of individual securities in the tables above total 36 at September 30, 2014 and 35 at December 31, 2013. Although these securities have declined in value at some point, the unrealized losses are considered temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security with an unrealized loss, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s fair value and its amortized cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the portion of the impairment that is deemed other-than-temporary and recognized in earnings and is a reduction in the cost basis of the security. The portion of impairment related to all other factors is deemed temporary and included in other comprehensive loss.

An independent pricing service is utilized to run a discounted cash flow model in the calculation of other-than-temporary impairment losses on non-agency CMOs. This model determines the portion of the impairment that is other-than-temporary due to credit losses, and the portion that is temporary due to all other factors.

The significant inputs used for calculating the credit loss portion of securities with other-than-temporary impairment include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity.

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

Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the underlying loans as of September 30, 2014. This data is entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month one to month 24 constant default rate in the model ranged from 5.77% to 12.5%.

At September 30, 2014, five non-agency CMOs with a fair value of $5.6 million and an adjusted cost basis of $5.6 million were other-than-temporarily impaired. At December 31, 2013, six non-agency CMOs with a fair value of $6.2 million and an adjusted cost basis of $6.4 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $30,000 and $64,000 was included in earnings for the three and nine months ended September 30, 2014 and zero and $83,000 for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014 and 2013, net realized losses of $48,000 and $90,000, respectively, and $161,000 and $331,000 for the nine month periods ended September 30, 2014 and 2013, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and GNMA mortgage-backed securities as of September 30, 2014 and December 31, 2013 due to changes in interest rates and other non-credit related factors totaled $4.6 million and $7.9 million, respectively. The Corporation has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive loss.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$722	$934	$801	$1,778
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	30	—	64	83
Debit related OTTI previously recognized for OTTI recovery during the period	—	1	3	4
Credit related OTTI previously recognized for securities sold during the period	—	—	—	(686)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(48)	(91)	(164)	(335)

Ending balance of unrealized OTTI related to credit losses	$704	$844	$704	$844

On a cumulative basis, other-than-temporary impairment losses recognized in earnings by year of vintage were as follows:

September 30,
Year of Vintage	2014
(In thousands)
Prior to 2005	$7
2005	207
2006	—
2007	490

$704

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales	$11,781	$—	$12,169	$6,420

Gross gains	$482	$—	$783	$1
Gross losses	—	—	—	(201)

Net gain/(loss) on sales	$482	$—	$783	$(200)

At September 30, 2014 and December 31, 2013, investment securities available for sale with a fair value of approximately $119.9 million and $162.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at September 30, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
U.S. government sponsored and federal agency obligations	$—	$3,291	$—	$—	$3,291
Corporate stock and bonds	—	—	—	4	4
Non-agency CMOs	—	—	3	5,658	5,661
Government sponsored agency mortgage-backed securities (1)	—	105	12,507	91,186	103,798
GNMA mortgage-backed securities	—	214	—	178,899	179,113

Total	$—	$3,610	$12,510	$275,747	$291,867

(1)	Includes mortgage-backed securities and CMOs.

Note 5 – Loans Receivable

Loans receivable held for investment consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Residential	$541,598	$529,777
Commercial and industrial	14,443	21,591
Commercial real estate:
Land and construction	99,394	92,050
Multi-family	264,425	281,917
Retail/office	143,510	154,075
Other commercial real estate	162,344	174,313
Consumer:
Education	112,668	129,520
Other consumer	230,556	238,311

Total unpaid principal balance	1,568,938	1,621,554
Undisbursed loan proceeds(1)	(10,950)	(10,322)
Unamortized loan fees, net	(1,701)	(1,722)
Unearned interest	(4)	(4)

Total loan contra balances	(12,655)	(12,048)

Loans held for investment	1,556,283	1,609,506
Allowance for loan losses	(47,037)	(65,182)

Loans held for investment, net	$1,509,246	$1,544,324

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At September 30, 2014, $541.6 million, or 34.5%, of the total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment adjustable rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. These risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At September 30, 2014, approximately $316.1 million, or 58.4%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

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

At September 30, 2014, approximately $225.5 million, or 41.6%, of the held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial and business purposes, including issuing letters of credit. At September 30, 2014, the unpaid principal balance receivable of commercial and industrial loans amounted to $14.4 million, or 0.9%, of the total loans unpaid principal balance receivable. The commercial and industrial loan portfolio is comprised of loans for a variety of business purposes which are generally secured by equipment, machinery and other corporate assets. These loans generally have terms of seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At September 30, 2014, $669.7 million of loans unpaid principal balance receivable were secured by commercial real estate, which represented 42.7% of the total loans unpaid principal balance. The origination of such loans is generally limited to the Corporation’s primary market area, concentrated in Wisconsin’s greater Madison, Fox Valley and Milwaukee regions. Loans are made in contiguous states when appropriate.

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

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At September 30, 2014, $343.2 million, or 21.9%, of the total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans consist of education loans, first and second mortgages, credit cards, vehicles and other unsecured personal loans. Consumer loans typically have higher interest rates than mortgage loans and generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $112.7 million, or 7.2%, of the total loans unpaid principal balance receivable at September 30, 2014 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within nine months following graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Although direct student loans, without a government guarantee, may be originated, risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three and nine months ended September 30, 2014 or 2013.

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

Other consumer loans consist of credit cards, vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio net of our share of losses.

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

Beginning with the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period by an additional period each quarter until the historical look-back period is built to a 12 quarter look back period. For the quarter ended September 30, 2014, the Bank utilized a ten quarter look-back period compared to a nine quarter look back period for the quarter ended June 30, 2014. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at September 30, 2014 after implementing the above modification was a reduction of the required reserve of $92,000 as compared to the previous methodology. See the Company’s annual report on Form 10-K/T for the nine months ended December 31, 2013 for a full description of the allowance methodology.

The following table presents the allowance for loan losses by component:

	September 30,	December 31,
	2014	2013
	(In thousands)
General reserve	$33,447	$35,844
Substandard reserve	8,083	6,225
Specific reserve	5,507	23,113

Total allowance for loan losses	$47,037	$65,182

The following table presents the unpaid principal balance of loans by risk category:

	September 30,	December 31,
	2014	2013
	(In thousands)
Pass (1)	$1,491,285	$1,460,457
Special mention	6,211	24,203

Total pass and special mention rated loans	1,497,496	1,484,660
Substandard rated loans, excluding TDR accrual (2)	21,294	35,310
Troubled debt restructurings—accrual	11,796	33,087
Non-accrual	38,352	68,497

Total impaired loans	50,148	101,584

Total unpaid principal balance	$1,568,938	$1,621,554

(1)	Includes TDR accruing loans of $53.2 million and $31.2 million at September 30, 2014 and December 30, 2013, respectively.
(2)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.

The following table presents activity in the allowance for loan losses by portfolio segment:

For the Three Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2014
Beginning balance	$10,325	$2,596	$31,170	$5,084	$49,175
Provision	(303)	(2,727)	852	874	(1,304)
Charge-offs	(194)	(168)	(3,260)	(380)	(4,002)
Recoveries	31	1,757	1,331	49	3,168

Ending balance	$9,859	$1,458	$30,093	$5,627	$47,037

September 30, 2013
Beginning balance	$15,122	$5,842	$50,806	$4,102	$75,872
Provision	(790)	907	(332)	215	—
Charge-offs	(712)	(2,357)	(1,849)	(486)	(5,404)
Recoveries	83	316	861	125	1,385

Ending balance	$13,703	$4,708	$49,486	$3,956	$71,853

For the Nine Months Ended:	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(1,731)	(2,354)	(699)	3,480	(1,304)
Charge-offs	(1,856)	(5,123)	(15,162)	(1,815)	(23,956)
Recoveries	387	2,533	3,889	306	7,115

Ending balance	$9,859	$1,458	$30,093	$5,627	$47,037

September 30, 2013
Beginning balance	$12,174	$6,591	$62,269	$2,727	$83,761
Provision	5,506	1,006	(10,327)	4,765	950
Charge-offs	(4,241)	(3,492)	(5,361)	(3,806)	(16,900)
Recoveries	264	603	2,905	270	4,042

Ending balance	$13,703	$4,708	$49,486	$3,956	$71,853

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2014
Allowance for loan losses:
Associated with impaired loans	$503	$147	$4,428	$429	$5,507
Associated with all other loans	9,356	1,311	25,665	5,198	41,530

Total	$9,859	$1,458	$30,093	$5,627	$47,037

Loans:
Impaired loans individually evaluated	$8,829	$193	$39,659	$1,467	$50,148
All other loans	532,769	14,250	630,014	341,757	1,518,790

Total	$541,598	$14,443	$669,673	$343,224	$1,568,938

December 31, 2013
Allowance for loan losses:
Associated with impaired loans	$2,375	$1,745	$18,516	$477	$23,113
Associated with all other loans	10,684	4,657	23,549	3,179	42,069

Total	$13,059	$6,402	$42,065	$3,656	$65,182

Loans:
Impaired loans individually evaluated	$19,060	$2,314	$77,047	$3,163	$101,584
All other loans	510,717	19,277	625,308	364,668	1,519,970

Total	$529,777	$21,591	$702,355	$367,831	$1,621,554

At September 30, 2014, $50.1 million of unpaid principal balance of loans are deemed impaired which includes performing troubled debt restructurings. At December 31, 2013, impaired loans were $101.6 million. A loan is identified as impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis.

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

	Unpaid			Average	Year-to-Date
	Principal	Associated	Carrying	Carrying	Interest Income
	Balance	Allowance	Amount	Amount (1)	Recognized
	(In thousands)
September 30, 2014
With no specific allowance recorded:
Residential	$4,751	$—	$4,751	$5,221	$100
Commercial and industrial	—	—	—	1,552	77
Land and construction	11,325	—	11,325	13,617	457
Multi-family	6,373	—	6,373	5,996	417
Retail/office	3,305	—	3,305	3,520	144
Other commercial real estate	8,149	—	8,149	8,712	531
Education	209	—	209	240	—
Other consumer	706	—	706	1,037	52

Subtotal	34,818	—	34,818	39,895	1,778

With an allowance recorded (2):
Residential	$4,078	$503	$3,575	$3,598	$134
Commercial and industrial	193	147	46	108	—
Land and construction	7,153	3,675	3,478	4,552	141
Multi-family	450	104	346	338	9
Retail/office	1,857	455	1,402	1,700	65
Other commercial real estate	1,047	194	853	909	26
Education (3)	—	—	—	—	—
Other consumer	552	429	123	352	19

Subtotal	15,330	5,507	9,823	11,557	394

Total
Residential	$8,829	$503	$8,326	$8,819	$234
Commercial and industrial	193	147	46	1,660	77
Land and construction	18,478	3,675	14,803	18,169	598
Multi-family	6,823	104	6,719	6,334	426
Retail/office	5,162	455	4,707	5,220	209
Other commercial real estate	9,196	194	9,002	9,621	557
Education (3)	209	—	209	240	—
Other consumer	1,258	429	829	1,389	71

	$50,148	$5,507	$44,641	$51,452	$2,172

					Nine Months Ended
	Unpaid			Average	December 31, 2013
	Principal	Associated	Carrying	Carrying	Interest Income
	Balance	Allowance	Amount	Amount (1)	Recognized
	(In thousands)
December 31, 2013
With no specific allowance recorded:
Residential	$3,751	$—	$3,751	$4,032	$43
Commercial and industrial	60	—	60	79	39
Land and construction	4,311	—	4,311	4,707	91
Multi-family	9,848	—	9,848	5,845	221
Retail/office	6,896	—	6,896	7,659	210
Other commercial real estate	9,216	—	9,216	9,737	456
Education	—	—	—	—	—
Other consumer	343	—	343	631	87

Subtotal	34,425	—	34,425	32,690	1,147

With an allowance recorded (2):
Residential	$15,309	$2,375	$12,934	$13,140	$422
Commercial and industrial	2,254	1,745	509	658	44
Land and construction	20,418	7,512	12,906	15,193	252
Multi-family	14,312	3,693	10,619	6,286	228
Retail/office	9,347	6,925	2,422	4,948	128
Other commercial real estate	2,699	386	2,313	2,270	99
Education (3)	276	—	276	338	—
Other consumer	2,544	477	2,067	2,211	105

Subtotal	67,159	23,113	44,046	45,044	1,278

Total
Residential	$19,060	$2,375	$16,685	$17,172	$465
Commercial and industrial	2,314	1,745	569	737	83
Land and construction	24,729	7,512	17,217	19,900	343
Multi-family	24,160	3,693	20,467	12,131	449
Retail/office	16,243	6,925	9,318	12,607	338
Other commercial real estate	11,915	386	11,529	12,007	555
Education (3)	276	—	276	338	—
Other consumer	2,887	477	2,410	2,842	192

	$101,584	$23,113	$78,471	$77,734	$2,425

(1)	Calculated on a trailing 12 month basis for September 30, 2014, and a trailing 9 month basis for December 31, 2013.
(2)	Includes ratio-based allowance for loan losses of $0.4 million and $2.1 million associated with loans totaling $0.9 million and $12.5 million at September 30, 2014, and December 31, 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balance of $6,747 and $8,930 and average carrying amounts totaling $8,628 and $13,730 at September 30, 2014, and December 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

		Interest Income Recognized			Interest Income Recognized
	Average Carrying Amount(1)	Three Months Ended	Nine Months Ended	Average Carrying Amount(1)	Three Months Ended	Nine Months Ended
		September 30, 2014			September 30, 2013
	(In Thousands)
Residential	$8,819	$60	$234	$24,114	$191	$795
Commercial and industrial	1,660	(2)	77	955	33	22
Land and construction	18,169	145	598	24,783	139	210
Multi-family	6,334	114	426	18,492	205	638
Retail/office	5,220	107	209	15,341	158	(147)
Other commercial real estate	9,621	166	557	26,925	306	778
Education	240	—	—	493	—	—
Other consumer	1,389	33	71	3,337	74	157

	$51,452	$623	$2,172	$114,440	$1,106	$2,453

(1)	The average carrying amount was calculated on a trailing 12 month basis.

The following is additional information regarding impaired loans:

	September 30,	December 31,
	2014	2013
	(In thousands)
Carrying amount of impaired loans	$44,641	$78,471
Average carrying amount of impaired loans	51,452	77,734
Loans and troubled debt restructurings on non-accrual status	38,352	68,497
Troubled debt restructurings—accrual	11,796	33,087
Troubled debt restructurings—non-accrual (1)	17,980	29,346
Troubled debt restructurings valuation allowance	4,482	12,216
Loans past due ninety days or more and still accruing (2)	6,747	8,930

(1)	Troubled debt restructurings—non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Although the Corporation is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The	following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due			Total
	30-59	60-89	90 or More
	(In thousands)
September 30, 2014
Residential	$1,287	$318	$3,200	$4,805
Commercial and industrial	1,549	2	376	1,927
Land and construction	79	—	2,669	2,748
Multi-family	—	—	5,131	5,131
Retail/office	114	817	3,045	3,976
Other commercial real estate	—	—	3,370	3,370
Education	2,813	2,394	6,956	12,163
Other consumer	469	137	1,056	1,662

	$6,311	$3,668	$25,803	$35,782

December 31, 2013
Residential	$1,287	$564	$8,897	$10,748
Commercial and industrial	1,609	—	1,461	3,070
Land and construction	105	—	11,307	11,412
Multi-family	1,612	—	1,079	2,691
Retail/office	968	83	10,887	11,938
Other commercial real estate	184	506	3,785	4,475
Education	5,210	2,914	9,206	17,330
Other consumer	910	213	2,395	3,518

	$11,885	$4,280	$49,017	$65,182

Total delinquencies (loans past due 30 days or more) at September 30, 2014 were $35.8 million. The Corporation has experienced a significant reduction in delinquencies since December 31, 2013 primarily due to improving credit conditions and $9.1 million of loans moving to OREO. The Corporation has $6.7 million of education loans past due 90 days or more at September 30, 2014 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

The risk category of loans by class of loans, and based on the most recent analysis performed, is as follows:

					Total Unpaid
		Special			Principal
	Pass (1)	Mention	Substandard	Non-Accrual	Balance
	(In thousands)
September 30, 2014
Commercial and industrial	$12,296	$—	$1,954	$193	$14,443
Commercial real estate:
Land and construction	77,321	954	3,246	17,873	99,394
Multi-family	257,603	—	1,566	5,256	264,425
Retail/office	130,093	4,707	4,272	4,438	143,510
Other	146,267	176	11,938	3,963	162,344

	$623,580	$5,837	$22,976	$31,723	$684,116

Percent of total unpaid principal balance	91.2%	0.9%	3.4%	4.6%	100.0%

December 31, 2013
Commercial and industrial	$16,542	$—	$3,540	$1,509	$21,591
Commercial real estate:
Land and construction	57,221	75	10,025	24,729	92,050
Multi-family	255,741	465	22,053	3,658	281,917
Retail/office	130,966	2,967	5,777	14,365	154,075
Other	135,045	20,696	11,770	6,802	174,313

	$595,515	$24,203	$53,165	$51,063	$723,946

Percent of total unpaid principal balance	82.3%	3.3%	7.3%	7.1%	100.0%

(1)	Includes TDR accruing loans.

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status:

	September 30, 2014			December 31, 2013
	Accrual (1)	Non-Accrual	Total Unpaid Principal Balance	Accrual (1)	Non-Accrual	Total Unpaid Principal Balance
	(In thousands)
Residential	$536,337	$5,261	$541,598	$515,373	$14,404	$529,777
Consumer
Education (2)	112,459	209	112,668	129,244	276	129,520
Other consumer	229,397	1,159	230,556	235,557	2,754	238,311

	$878,193	$6,629	$884,822	$880,174	$17,434	$897,608

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.
(2)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modifications of loan terms in a troubled debt restructuring (“TDR”) are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR. As a result, TDR accruals are reported in the pass and impaired categories as appropriate. The designation as a TDR is removed at year end after the time in which both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following table presents information related to loans modified in a troubled debt restructuring by class:

	Three Months Ended September 30,
	2014			2013
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	1	$138	$123	2	$344	$377
Commercial and industrial	—	—	—	4	7,639	7,562
Land and construction	1	55	63	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	1	149	146
Education	—	—	—	—	—	—
Other consumer	—	—	—	7	159	190

	2	$193	$186	14	$8,292	$8,275

	Nine Months Ended September 30,
	2014			2013
Troubled Debt Restructurings (1)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)	Number of Modifications	Unpaid Principal Balance (at beginning of period)	Unpaid Principal Balance (2) (at period end)
	(Dollars in thousands)
Residential	11	$1,431	$1,398	2	$349	$377
Commercial and industrial	1	48	48	4	7,699	7,562
Land and construction	3	427	410	1	438	241
Multi-family	3	1,283	1,183	—	—	—
Retail/office	—	—	—	2	267	260
Other commercial real estate	2	251	256	4	835	816
Education	—	—	—	—	—	—
Other consumer	11	353	305	7	160	190

	31	$3,793	$3,600	20	$9,748	$9,446

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present the unpaid principal balance of loans modified in a troubled debt restructuring by class and by type of modification:

	Three Months Ended September 30, 2014
	Principal and Interest to Interest			Below Market
		Interest Rate Reduction
		To Below	To Interest
Troubled Debt Restructurings (1)(2)	Only	Market Rate	Only (3)	Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$123	$—	$—	$—	$123
Commercial and industrial	—	—	—	—	—	—
Land and construction	—	63	—	—	—	63
Multi-family	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—
Education	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	$—	$186	$—	$—	$—	$186

	Three Months Ended September 30, 2013
	Principal and Interest to Interest	Interest Rate Reduction		Below Market
		To Below	To Interest
Troubled Debt Restructurings (1)(2)	Only	Market Rate	Only (3)	Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$377	$—	$—	$—	$377
Commercial and industrial	—	—	—	—	7,562	7,562
Land and construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	146	—	146
Education	—	—	—	—	—	—
Other consumer	—	177	—	—	13	190

	$—	$554	$—	$146	$7,575	$8,275

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Nine Months Ended September 30, 2014
	Principal and Interest to Interest			Below Market Rate (4)
		Interest Rate Reduction
		To Below	To Interest
Troubled Debt Restructurings (1)(2)	Only	Market Rate	Only (3)		Other (5)	Total
	(In thousands)
Residential	$175	$567	$—	$119	$537	$1,398
Commercial and industrial	—	—	—	—	48	48
Land and construction	—	63	—	—	347	410
Multi-family	—	—	—	921	262	1,183
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	214	42	256
Education	—	—	—	—	—	—
Other consumer	—	252	—	—	53	305

	$175	$882	$—	$1,254	$1,289	$3,600

	Nine Months Ended September 30, 2013
	Principal
	and Interest	Interest Rate Reduction		Below
	to Interest	To Below	To Interest	Market
Troubled Debt Restructurings (1)(2)	Only	Market Rate	Only (3)	Rate (4)	Other (5)	Total
	(In thousands)
Residential	$—	$377	$—	$—	$—	$377
Commercial and industrial	—	—	—	—	7,562	7,562
Land and construction	—	—	—	241	—	241
Multi-family	—	—	—	—	—	—
Retail/office	—	260	—	—	—	260
Other commercial real estate	531	139	—	146	—	816
Education	—	—	—	—	—	—
Other consumer	—	177	—	—	13	190

	$531	$953	$—	$387	$7,575	$9,446

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents loans modified in a troubled debt restructuring during the twelve months prior to the dates indicated, by portfolio segment, that subsequently defaulted (i.e.: 90 days or more past due following a modification) during the three and nine periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		Unpaid		Unpaid		Unpaid		Unpaid
	Number of	Principal	Number of	Principal	Number of	Principal	Number of	Principal
	Modified	Balance (2)	Modified	Balance (2)	Modified	Balance (2)	Modified	Balance (2)
Troubled Debt Restructurings (1)	Loans	(at period end)	Loans	(at period end)	Loans	(at period end)	Loans	(at period end)
	(Dollars in thousands)				(Dollars in thousands)

Residential	—	$—	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	—	—	2	34
Land and construction	—	—	—	—	—	—	2	369
Multi-family	—	—	—	—	—	—	—	—
Retail/office	—	—	—	—	—	—	2	261
Other commercial real estate	—	—	7	1,362	—	—	12	2,391
Education	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	1	13

	—	$—	7	$1,362	—	$—	19	$3,068

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$5,444	$3,690	$4,664	$1,531
Provision for unfunded commitments	(2,401)	974	(1,621)	3,133

Ending reserve for unfunded commitment losses	$3,043	$4,664	$3,043	$4,664

Reserve for repurchased loans beginning balance	$2,351	$2,600	$2,600	$570
Provision for repurchased loans	(97)	—	(346)	2,030

Ending reserve for repurchased loans	$2,254	$2,600	$2,254	$2,600

The amount of the allowance for unfunded loan commitments is determined using the average reserve rate by risk rating that applies to the associated funded loan category multiplied by the unfunded commitment amount multiplied by an estimated utilization factor. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At September 30, 2014, a liability of $3.0 million was required and reflects a decrease primarily due to the release of a $2.7 million specific reserve related to the letter of credit litigation that was resolved during the quarter.

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

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve declined $97,000 and $346,000 during both the three and nine month periods ended September 30, 2014, respectively compared to zero and an increase of $2.0 million during the three and nine months ended September 30, 2013, respectively. Total expense incurred for investor loss reimbursements including any provision recorded or reserve released was $136,000 and $50,000 for the three and nine months ended September 30, 2014, respectively and $223,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively. Losses may result from the repurchase of loans or indemnification of loss incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at September 30, 2014 required a liability of $2.3 million.

Pledged Loans

At September 30, 2014 and December 31, 2013, residential, multi-family, education and other consumer loans receivable with unpaid principal of approximately $727.5 million and $744.1 million were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB of Chicago borrowings. See Note 9.

Related Party Loans

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $57,000 and $83,000 at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, principal additions were zero and principal payments totaled $26,000.

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

A summary of the activity in other real estate owned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$56,170	$68,241	$63,460	$90,000
Additions	1,425	9,443	9,084	25,866
Capitalized improvements	—	255	28	607
OREO valuation adjustments, net (1)	(2,348)	(1,972)	(4,627)	(13,575)
Sales	(8,522)	(10,070)	(21,220)	(37,001)

Balance at end of period	$46,725	$65,897	$46,725	$65,897

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

The balances at end of period above are net of a valuation allowance of $22.4 million at September 30, 2014 and $34.5 million at September 30, 2013, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$24,515	$35,448	$30,842	$31,128
Valuation adjustments (1)	2,348	1,972	4,627	13,575
Sales	(4,472)	(2,921)	(13,078)	(10,204)

Balance at end of period	$22,391	$34,499	$22,391	$34,499

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

Net OREO expense consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Valuation adjustments	$2,348	$1,972	$4,627	$13,575
Foreclosure cost expense	140	314	471	1,381
Expenses from operations, net	511	928	1,353	4,806

OREO expense, net	$2,999	$3,214	$6,451	$19,762

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

Information regarding the Corporation’s mortgage servicing rights is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$21,772	$23,871	$23,041	$24,348
Additions	426	963	1,025	3,999
Amortization	(930)	(1,127)	(2,798)	(4,640)

Balance at end of period—before valuation allowance	21,268	23,707	21,268	23,707
Valuation allowance	(789)	(687)	(789)	(687)

Balance at end of period	$20,479	$23,020	$20,479	$23,020

	As of September 30,
	2014	2013
Fair value at the end of the period	$21,064	$24,203
Key assumptions:
Weighted average discount rate	11.97%	10.64%
Weighted average prepayment speed	11.13%	9.04%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of September 30, 2014 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR
Amortization
(In thousands)
Nine months ended September 30, 2014	$2,798

Estimate for the year ended December 31,
2014	$1,063
2015	4,041
2016	3,233
2017	2,586
2018	2,069
Thereafter	8,276

Total	$21,268

The unpaid principal balance of mortgage loans serviced for others is not included in the Consolidated Balance Sheets. The unpaid principal of mortgage loans serviced for others was approximately $2.53 billion at September 30, 2014 and $2.71 billion at December 31, 2013.

Note 8 – Deposits

Deposits are summarized as follows:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest-bearing checking	$274,945	—%	$259,926	—%
Interest-bearing checking	280,393	0.05	301,956	0.07

Total checking accounts	555,338	0.03	561,882	0.04
Money market accounts	457,640	0.20	468,461	0.19
Regular savings	314,644	0.10	293,159	0.10
Advance payments by borrowers for taxes and insurance	58,312	0.14	822	0.21
Certificates of deposit:
0.00% to 0.99%	387,950	0.32	457,407	0.33
1.00% to 1.99%	71,252	1.27	67,762	1.28
2.00% to 2.99%	13,671	2.32	16,116	2.37
3.00% to 3.99%	—	—	7,310	3.59
4.00% and above	—	—	2,374	4.24

Total certificates of deposit	472,873	0.52	550,969	0.57

Total deposits	$1,858,807	0.21%	$1,875,293	0.24%

Annual maturities of certificates of deposit outstanding at September 30, 2014 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:
2014	$85,779
2015	243,222
2016	80,917
2017	30,327
2018	21,060
2019	11,568

Total	$472,873

At September 30, 2014 and December 31, 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $73.5 million and $88.7 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” The Bank had no brokered deposits at September 30, 2014 and December 31, 2013. There were no out of network certificates of deposit at September 30, 2014 and December 31, 2013. These out of network certificates of deposit, which are not considered brokered deposits, are opened via internet listing services and are kept within FDIC insured balance limits.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		September 30, 2014		December 31, 2013
			Weighted		Weighted
	Matures During Year		Average		Average
	Ending December 31,	Amount	Rate	Amount	Rate
	(Dollars in thousands)
FHLB advances	2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		2,819	0.10	2,636	0.10
Long term lease obligation		241	2.46	241	2.46

		$13,060	1.85%	$12,877	1.88%

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $652.0 million and $659.4 million at September 30, 2014 and December 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $93.8 million and $122.2 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

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

The following table summarizes the Bank’s capital ratios to be considered adequately or well capitalized under standard regulatory guidelines:

			Minimum Required
			To be Adequately		To be Well
	Actual		Capitalized		Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
September 30, 2014
Tier 1 leverage (1)	$211,502	10.07%	$83,977	4.00%	$104,972	5.00%
Tier 1 risk-based capital (2)	211,502	16.68	50,731	4.00	76,096	6.00
Total risk-based capital (3)	227,778	17.96	101,461	8.00	126,826	10.00
December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the components of the Bank’s regulatory capital:

	September 30,	December 31,
	2014	2013
	(In thousands)
Stockholders’ equity of the Bank	$209,084	$196,469
Less: Disallowed servicing assets	(1,520)	(1,096)
Accumulated other comprehensive loss	3,938	6,622

Tier 1 capital	211,502	201,995
Plus: Allowable allowance for loan losses	16,276	16,673

Total risk-based capital	$227,778	$218,668

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements.

Note 11 – Stock Compensation Plans

On August 12, 2014, the Board of Directors (Board) of the Corporation approved a new incentive plan, the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan (the “Plan”) which was subsequently approved by shareholders. The Plan provides for the issuance of awards of incentive or nonqualified stock options, stock appreciation rights, performance and restricted stock awards or units, dividend equivalent units and other stock based awards as determined by the Board or the Plan administrator. The purpose of the Plan is to promote the interest of the Corporation and its stockholders by attracting, retaining and motivating executives and other selected employees, directors, consultants and advisors by enabling such individuals to partipate in the long-term growth and financial success of the Corporation.

The maximum number of shares of common stock (each, a “Share”) that may be issued to participants pursuant to awards under the 2014 Plan will be equal to 600,000. Such Shares may be either authorized and unissued Shares or Shares reacquired at any time and now or hereafter held as treasury stock. At September 30, 2014, 404,700 Shares were available to grant pursuant to the 2014 Plan.

Restricted Stock

Restricted stock grants vest over various periods of time typically from one to three years and are included in outstanding shares at the time of grant. Absent a market in the Company’s common stock, the fair value of the restricted stock granted during the quarter ended September 30, 2014 equaled 90% of the most recent prior month end book value as of the date of grant. The fair value of restricted stock grants determined at the grant date is amortized to compensation and benefits expense over the vesting period. The restricted stock grant plan expense for the three and nine months ended September 30, 2014 was $328,000.

The restricted stock activity is summarized as follows:

	Three and Nine Months Ended September 30,
	2014
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at beginning of year	—	$—
Granted	195,300	20.95
Vested	—	—
Forfeited	—	—

Balance outstanding at end of period	195,300	$20.95

Available to grant	404,700

As of September 30, 2014, there was approximately $3.8 million of unrecognized compensation expense related to nonvested restricted stock awards granted under the Plan. The weighted average term of nonvested awards is 2.5 years. No restricted stock grants vested during the quarter ended September 30, 2014.

Note 12 – Offsetting Assets and Liabilities

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

Offsetting, otherwise known as netting, takes place when entities present their rights and obligations to each other as a net amount in their statement of financial condition. The Company has certain assets and liabilities on the Consolidated Balance Sheets which could be subject to the right of setoff and related arrangements associated with financial instruments and derivatives. Derivative instruments reported are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market, as presented in Note 14 – Derivative Financial Instruments. A repurchase agreement is a transaction that involves the “sale” of financial assets by one party to another, subject to an agreement by the “seller” to repurchase the assets at a specified date or in specified circumstances.

The following table reflects the gross and net amounts of such assets and liabilities:

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
As of September 30, 2014
Assets
Interest rate commitments	$155	$—	$155
Forward sale contracts	—	—	—
Liabilities
Interest rate commitments	3	—	3
Forward sale contracts	150	—	150
Repurchase Agreements	2,819	—	2,819

As of December 31, 2013
Assets
Interest rate commitments	$40	$—	$40
Forward sale contracts	33	(1)	32
Liabilities
Interest rate commitments	16	—	16
Forward sale contracts	1	(1)	—
Repurchase Agreements	2,636	—	2,636

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

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)

Commitments to extend credit	$39,789	$26,054
Unused commitments	—	657
Unused lines of credit:
Home equity	111,853	109,414
Credit cards	23,126	22,751
Commercial	129,772	54,840
Letters of credit	14,082	17,131
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	15,877	15,877

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

At September 30, 2014, the Corporation has $3.0 million of reserves on unfunded commitments, unused lines of credit, letters of credit and $2.3 million of reserves for repurchase of sold loans classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at September 30, 2014 related to approximately $178.9 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

Other loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $304,000 and $953,000 for the three and nine months ended September 30, 2014, respectively, and $376,000 and $604,000 for each of the three and nine month periods ended September 30, 2013, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related amounts for requests by the investor to be made whole was $233,000 and $396,000 for the three and nine months ended September 30, 2014 and $223,000 and $1.4 million for the three and nine months ended September 30, 2013. All losses incurred are recorded against the reserve for repurchased loans on the Consolidated Balance Sheets.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.

We were a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which was an action brought by the Village of Kronenwetter, Wisconsin (“the Village”) on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 due to a shortfall in the value of the residential real estate development supporting the letter of credit. On August 18, 2014, the court decided in favor of the Village, rejecting all defenses raised by the Bank. The lawsuit was settled during the quarter ended September 30, 2014. The Bank funded the letter of credit and paid accrued interest and attorney fees as ordered by the judgment. The specific reserve totaled $2.7 million at the time of the judgement. During the quarter , the Bank recorded expense of $1.1 million in connection with this case, which included accrued interest payable through the date of the summary judgment decision, an additional specific reserve for loss based upon additional collateral shortfall and legal fees.

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

On February 21, 2013, we received a “Wells Notice” from the SEC indicating its intent to bring a civil injunctive action against us alleging that we violated Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5 and 13a-13 thereunder. On August 14, 2013, the SEC filed a complaint alleging that we and our former chief financial officer, Dale Ringgenberg, made material misstatements in our quarterly report on Form 10-Q for the period ended June 30, 2009. Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the action against us by consenting to the entry of a final judgment permanently enjoining us from violating Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5 and 13a-13 thereunder. There was no monetary fine or penalty assessed to us for the settlement of this action. Final entry of judgment was made on November 26, 2013, and accordingly, this matter is concluded.

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

Derivative financial instruments are summarized as follows:

		September 30, 2014		December 31, 2013
	Balance		Estimated		Estimated
	Sheet	Notional	Fair	Notional	Fair
	Location	Amount	Value	Amount	Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$14,896	$155	$3,863	$37
Unused commitments (2)	Other assets	—	—	369	3
Forward contracts to sell mortgage loans (3)	Other assets	—	—	8,000	33
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	937	3	2,172	12
Unused commitments (2)	Other liabilities	—	—	288	4
Forward contracts to sell mortgage loans (3)	Other assets	18,000	150	1,000	1

(1)	Interest rate lock commitments include $13.8 million and $1.5 million of commitments not yet approved in the credit underwriting process at September 30, 2014 and December 31, 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Corporation recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans in recission at period end.
(3)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the Consolidated Statements of Operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Interest rate lock commitments	$(3)	$733	$153	$(831)
Unused commitments	(15)	241	(26)	15
Forward contracts to sell mortgage loans	(130)	(103)	(460)	2,293

Total	$(148)	$871	$(333)	$1,477

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
	(In Thousands)
September 30, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,291	$—	$3,291
Corporate stock and bonds	4	—	—	4
Non-agency CMOs	—	—	5,661	5,661
Government sponsored agency mortgage-backed securities	—	103,798	—	103,798
GNMA mortgage-backed securities	—	179,113	—	179,113
Loans held for sale	—	4,937	—	4,937
Other assets:
Interest rate lock commitments	—	155	—	155
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	—	—	—

Total	$4	$291,294	$5,661	$296,959

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$3	$—	$3
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	150	—	150

Total	$—	$153	$—	$153

	Level 1	Level 2	Level 3	Total
	(In Thousands)
December 31, 2013
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,376	$—	$3,376
Corporate stock and bonds	355	—	—	355
Non-agency CMOs	—	—	6,208	6,208
Government sponsored agency mortgage-backed securities	—	50,158	—	50,158
GNMA mortgage-backed securities	—	217,775	—	217,775
Loans held for sale	—	3,085	—	3,085
Other assets:
Interest rate lock commitments	—	37	—	37
Unused commitments	—	3	—	3
Forward contracts to sell mortgage loans	—	33	—	33

Total	$355	$274,467	$6,208	$281,030

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$12	$—	$12
Unused commitments	—	4	—	4
Forward contracts to sell mortgage loans	—	1	—	1

Total	$—	$17	$—	$17

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

			Weighted			Weighted
	September 30, 2014		Average	December 31, 2013		Average
	From	To		From	To
Coupon rate	2.0%	4.6%	2.5%	1.6%	4.6%	2.4%
Duration (in years)	0.8	6.3	3.8	1.1	5.7	3.6
PSA prepayment speed	144	363	205	128	458	346

The Corporation had 99.1% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance.

			Weighted			Weighted
	September 30, 2014		Average	December 31, 2013		Average
	From	To		From	To
Observable inputs:
30 to 59 day delinquency rate	1.2%	6.2%	4.1%	1.6%	5.8%	4.0%
60 to 89 day delinquency rate	0.3	2.5	1.4	0.8	2.5	1.9
90 plus day delinquency rate	1.9	7.6	4.7	4.6	9.9	6.5
Loss severity	50.9	64.9	58.1	52.0	68.5	57.1
Coupon rate	5.0	6.0	5.5	5.0	6.0	5.5
Current credit support	—	3.0	—	—	4.3	—
Unobservable inputs:
Month 1 to month 24 constant default rate	5.8	12.5	8.6	5.3	11.6	8.2
Discount rate	4.0	6.5	6.1	4.0	7.0	6.6

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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Non-agency CMOs
Beginning balance	$5,856	$7,181	$6,208	$14,158
Total realized/unrealized gains (losses):
Included in earnings	—	1	—	(197)
Included in other comprehensive income	67	82	199	1,054
Included in earnings as unrealized other-than-temporary impairment	(30)	—	(63)	(83)
Included in earnings as realized other-than-temporary impairment	48	90	160	331
Principal repayments	(280)	(748)	(843)	(2,237)
Sales	—	—	—	(6,420)

Ending balance	$5,661	$6,606	$5,661	$6,606

There were no transfers in or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2014 or 2013. The Corporation’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the Consolidated Balance Sheets by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$9,823	$9,823
Mortgage servicing rights	—	—	7,369	7,369
Other real estate owned	—	—	46,725	46,725

Total assets at fair value	$—	$—	$63,917	$63,917

December 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$44,046	$44,046
Mortgage servicing rights	—	—	6,448	6,448
Other real estate owned	—	—	63,460	63,460

Total assets at fair value	$—	$—	$113,954	$113,954

The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

September 30, 2014
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 11.13%; weighted average discount rate 11.97%.
Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15 % to 35%.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans—include discount rates in the range of 11.5% to 25.0% as well as portfolio weighted average prepayment speeds of 3.5% to 52.7% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Deposits: The fair value of checking, savings and money market accounts are reported at book value, which is the amount payable on demand. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. In accordance with ASC Topic 820, deposits have been categorized as a Level 2 fair value measurement.

Other borrowed funds: The fair value of FHLB advances and repurchase agreements are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the long-term lease obligation is reported at book value, which represents the present value of the cash flows at the time of inception and is indicative of the fair value in the current stable rate environment. In accordance with ASC Topic 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2014 and December 31, 2013.

The carrying amount and fair value of the Corporation’s financial instruments consist of the following:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$174,024	$174,024	$143,396	$143,396
Investment securities available for sale	291,867	291,867	277,872	277,872
Loans held for sale	4,937	4,937	3,085	3,085
Loans held for investment	1,509,246	1,463,444	1,544,324	1,488,677
Mortgage servicing rights	20,479	21,064	22,294	23,553
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,467	7,467	8,216	8,216
Interest rate lock commitments	155	155	37	37
Unused commitments	—	—	3	3
Forward contracts to sell mortgage loans (1)	—	—	33	33

Financial liabilities:
Non-maturity deposits	1,385,934	1,385,934	1,324,324	1,324,324
Deposits with stated maturities	472,873	471,392	550,969	549,668
Other borrowed funds	13,060	13,352	12,877	13,121
Accrued interest payable—borrowings	19	19	22	22
Accrued interest payable—deposits	377	377	393	393
Interest rate lock commitments	3	3	12	12
Unused commitments	—	—	4	4
Forward contracts to sell mortgage loans (1)	150	150	1	1

(1)	The Corporation has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 16 – Income Taxes

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

At September 30, 2014 and December 31, 2013, the Corporation determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior fiscal years caused by the significant loss provisions associated with the loan portfolio. Therefore, a valuation allowance of $114.9 million and $119.8 million at September 30, 2014 and December 31, 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of deferred tax assets (liabilities) are as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$18,871	$27,193
OREO valuation allowance and other loss reserves	11,718	15,026
Federal NOL carryforwards	72,597	66,359
State NOL carryforwards	16,812	15,710
Unrealized securities losses, net	1,580	2,657
Other	2,956	3,154

Total deferred tax assets	124,534	130,099
Valuation allowance	(114,943)	(119,780)

Adjusted deferred tax assets	9,591	10,319
Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(8,216)	(8,944)
Other	(542)	(542)

Total deferred tax liabilities	(9,591)	(10,319)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2010-2013 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2009-2013 remain open to examination by certain other state jurisdictions.

The Corporation recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 and December 31, 2013, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 17 – Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2014 and 2013 have been determined by dividing net income available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Unvested shares of restricted stock are not considered outstanding for purposes of basic earnings per share. Diluted earnings per share is computed by dividing net income available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities, if any, are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share—income available to common stockholders	$4,962	$212,109	$9,499	$185,639
Denominator:
Denominator for basic earnings per share—weighted average shares	9,050	20,717	9,050	21,069
Effect of dilutive securities:
Restricted stock	8	—	8	—

Denominator for diluted earnings per share—weighted average shares	9,058	20,717	9,058	21,069

Basic earnings per common share	$0.55	$10.24	$1.05	$8.81
Diluted earnings per common share	$0.55	$10.24	$1.05	$8.81

(1)	The calculation of weighted average shares included 21,247,000 shares of Legacy Common Stock outstanding through September 26, 2013 and 9,050,000 shares of common stock outstanding from September 27 through December 31, 2013.

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

On December 18, 2013, the Board approved the change of the Company’s fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of the Company’s previous fiscal years mean the fiscal years ended on March 31. This quarterly report on Form 10-Q includes results for the year to date period beginning on January 1, 2013 through September 30, 2013 which have not been previously disclosed.

EXECUTIVE OVERVIEW

Financial Results

Results as of and for the quarter ending September 30, 2014 include:

•	Basic and diluted earnings per common share were $0.55 for the three months ended September 30, 2014, compared to basic and diluted earnings per common share of $10.24 for the same period in 2013;

•	Net income and net income available to common equity was $5.0 million for the three months ended September 30, 2014 compared to net income of $113.3 million or $212.1 million net income available to common equity for the prior year period;

•	The net interest margin increased 60 basis points to 3.40% for the quarter ended September 30, 2014 from 2.80% in the prior year period largely due to lower average balances and rates paid on borrowings. Average balances declined due to the settlement of the credit agreement (credit agreement with U.S. Bank) and prepayments of Federal Home Loan Bank of Chicago (“FHLB of Chicago”) borrowings during the year ago quarter;

•	Loans held for investment declined $53.2 million, or 2.3%, since December 31, 2013 primarily due to repayments and other adjustments outpacing loan originations for a net decline of $24.1 million. The allowance for loan losses (ALLL) declined $18.1 million since December 31, 2013, and $9.1 million of loans were transferred to other real estate owned;

•	A release of provision for loan losses of $1.3 million was recorded for the three months ended September 30, 2014, with no provision for loan loss recorded for the three months ended September 30, 2013;

•	Total non-performing loans decreased $30.1 million, or 44.0%, to $38.4 million at September 30, 2014 from $68.5 million at December 31, 2013;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $46.9 million, or 35.5%, to $85.1 million at September 30, 2014 from $132.0 million at December 31, 2013, as the Bank continues its efforts to reduce problem asset levels.

•	Delinquencies (loans past due 30 days or more) decreased $29.4 million, or 45.1%, to $35.8 million at September 30, 2014 from $65.2 million at December 31, 2013.

•	Deposits decreased $16.5 million, less than one percent, since December 31, 2013 primarily due to runoff of time deposits of $78.1 million and a decline of $10.8 million in money market accounts which were mostly offset by increases in regular savings balances of $21.5 million and seasonal increases in advance payments of $57.5 million;

•	The Bank was well capitalized as of September 30, 2014. Total risk-based capital ratio was 17.96% as of September 30, 2014, compared to 17.07% at December 31, 2013. Tier 1 capital was 10.07% as of September 30, 2014, compared to 9.60% at December 31, 2013.

Termination of Orders to Cease and Desist

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Corporation. On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, ). On August 31, 2010, a Prompt and Corrective Action Directive (“PCA Directive”) was issued for the Bank.

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

Credit Highlights

The Corporation has continued to see improvement in early stage and overall delinquencies during the past two years. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At September 30, 2014, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings (“TDRs”)) were $38.4 million, a decline of $30.1 million from the $68.5 million at December 31, 2013. Foreclosed properties declined $16.7 million to $46.7 million at September 30, 2014 from $63.5 million at December 31, 2013, a 26.4% decrease. Non-performing assets have had, and are expected to continue to have, a negative impact on net interest income and expenses related to managing the troubled loan portfolio and foreclosed properties.

The ALLL declined to $47.0 million at September 30, 2014 from $65.2 million at December 31, 2013, a 27.8% decrease. Net charge-offs during the three and nine months ended September 30, 2014 were $834,000 and $16.8 million, respectively, compared to $4.0 million and $12.9 million during the same periods in 2013, respectively. A release of provision for loan losses of $1.3 million was recorded during the three and nine month periods ended September 30, 2014 compared to no provision expense and $950,000 for the three and nine months ended September 30, 2013, respectively. While the balance of the ALLL declined 27.8% during the nine months ended September 30, 2014, the allowance compared to total non-performing loans increased to 122.7% at September 30, 2014, an increase from 95.2% at December 31, 2013 as a result of a larger decrease in non-performing loans. At September 30, 2014, the ratio of the allowance to total loans was 3.02% compared to 4.05% at December 31, 2013.

Recent Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued through recent years appears to have settled into a slow economic recovery. At this time, the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of Dodd-Frank and other legislation.

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

Other Developments

Purchase Agreement to Sell Bank Headquarters

In February 2014, the Bank entered into a purchase agreement with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street and the 261-stall parking ramp located at 126 South Carroll Street. The sale is now expected to close during the fourth quarter of 2014 and the Bank will lease a portion of the space after the sale. We expect to record a gain on the sale of the office building for the quarterly period ending December 31, 2014.

Potential Sale of Branch

On September 30, 2014, we entered into a non-binding letter of intent with an interested party containing a proposal for the purchase of one of our branches in rural Wisconsin. Subsequently, negotiations resulted in the signing of a definitive branch sale agreement on October 30, 2014 and a targeted closing by the end of December 2014. Any gain from the sale of the branch or any proceeds therefrom are not expected to have a material affect on the financial results of the Corporation. Management regularly and periodically evaluates and assesses all aspects of the Corporation’s operations, including, but not limited to, retail branch delivery and placement of its support functions, for opportunities to improve the profitability of the Corporation. In the case of branch delivery, this could include the closure, sale or other disposal of a branch or addition to the current branch structure. During the September quarter, the Board of Directors approved a branch application for a Madison, Wisconsin area branch which is targeted to open for business in early 2015. As normal course, any management recommendations are reviewed with the Board of Directors for approval.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
	(Dollars in thousands—except per share amounts)
Operations Data:
Net interest income	$17,558	$17,862	$18,315	$18,877	$15,812
Provision for loan losses	(1,304)	—	—	—	—
Non-interest income	8,015	7,610	5,932	8,002	142,679
Non-interest expense	21,915	22,855	22,317	23,125	45,232
Income before income tax expense	4,962	2,617	1,930	3,754	113,259
Income tax expense	—	10	—	—	9
Net income	4,962	2,607	1,930	3,754	113,250
Preferred stock dividends in arrears(1)	—	—	—	—	103,163
Preferred stock discount accretion	—	—	—	—	(4,304)
Net income available to common equity	4,962	2,607	1,930	3,754	212,109
Selected Financial Ratios (2):
Yield on interest-earning assets	3.60%	3.72%	3.89%	3.86%	3.71%
Cost of funds	0.22	0.23	0.25	0.27	0.88
Interest rate spread	3.38	3.49	3.64	3.59	2.83
Net interest margin	3.40	3.51	3.66	3.61	2.80
Return on average assets	0.93	0.49	0.37	0.68	19.60
Average equity to average assets	9.99	9.88	9.81	9.32	(2.67)
Non-interest expense to average assets	4.10	4.33	4.32	4.21	7.83
Per Share:
Basic earnings per common share	$0.55	$0.29	$0.21	$0.41	$10.24
Diluted earnings per common share	0.55	0.29	0.21	0.41	10.24
Dividends per common share	—	—	—	—	—
Book value per common share	23.22	23.37	22.84	22.34	22.21
Financial Condition:
Total assets	$2,106,520	$2,121,249	$2,109,824	$2,112,474	$2,191,001
Loans receivable
Held for sale	4,937	5,261	2,944	3,085	4,571
Held for investment, net	1,509,246	1,506,963	1,513,720	1,544,324	1,582,554
Deposits	1,858,807	1,873,240	1,868,751	1,875,293	1,943,144
Other borrowed funds	13,060	13,781	13,210	12,877	19,748
Stockholders’ equity	214,709	211,507	206,708	202,198	201,037
Allowance for loan losses	47,037	49,175	53,497	65,182	71,853
Non-performing assets(3)	85,077	98,337	102,118	131,957	162,899

(1)	Including compounding, and $104,000 in quarter ended 9/30/2013 for retirement of preferred shares.
(2)	Annualized when appropriate.
(3)	Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three months Ended September 30, 2014

Net results from operations for the three months ended September 30, 2014 declined $108.3 million to net income of $5.0 million from net income of $113.3 million in the prior year period. The decline in results was due to a decline of $134.7 million in non-interest income from the prior year period, primarily the result of $134.5 million extinguishment of debt recorded related to the payoff of the Company’s short term line of credit with U. S. Bank and other lenders. Partially offsetting this decline was an increase of $1.7 million in net interest income and a decline of $23.3 million in non-interest expense. The discussion that follows in this section provides additional details regarding these results for the three month periods.

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

	Three Months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,190,522	$12,631	4.15%	$1,271,394	$14,037	4.32%
Consumer loans	346,236	4,146	4.75	386,613	4,733	4.86
Commercial business loans	16,252	267	6.43	25,679	461	7.02

Total loans receivable (2) (3)	1,553,010	17,044	4.29	1,683,686	19,231	4.47
Investment securities (4)	294,105	1,450	1.93	292,406	1,487	1.99
Interest-earning deposits	162,329	103	0.25	195,774	122	0.25
Federal Home Loan Bank stock	11,940	15	0.50	25,630	19	0.29

Total interest-earning assets	2,021,384	18,612	3.60	2,197,496	20,859	3.71
Non-interest-earning assets	99,560			95,471

Total assets	$2,120,944			$2,292,967

Interest-Bearing Liabilities
Demand deposits	$1,023,487	282	0.11	$1,014,897	298	0.12
Regular savings	365,876	90	0.10	351,609	101	0.11
Certificates of deposit	482,999	622	0.51	602,030	975	0.64

Total deposits	1,872,362	994	0.21	1,968,536	1,374	0.28
Other borrowed funds	14,520	60	1.64	297,716	3,673	4.87

Total interest-bearing liabilities	1,886,882	1,054	0.22	2,266,252	5,047	0.88

Non-interest-bearing liabilities	22,186			87,835

Total liabilities	1,909,068			2,354,087
Stockholders’ equity (deficit)	211,876			(61,120)

Total liabilities and stockholders’ equity (deficit)	$2,120,944			$2,292,967

Net interest income/interest rate spread (5)		$17,558	3.38%		$15,812	2.83%

Net interest-earning assets	$134,502			$(68,756)

Net interest margin (6)			3.40%			2.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			0.97

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $1.7 million, or 11.0%, for the three months ended September 30, 2014, as compared to the same period in the prior year. Interest income decreased $2.2 million, or 10.8%, for the three months ended September 30, 2014, compared to the same period in the prior year. This was primarily the result of a decline of $130.7 million in average balance of total loans accompanied by a decrease in yield on total loans of 18 basis points. Investment securities balances increased slightly from the prior year period while yields decreased. Interest expense decreased $4.0 million, or 79.1%, for the three months ended September 30, 2014, as compared to the same period in the prior year due to the settlement of the Credit Agreement with U.S. Bank and prepayment of FHLB of Chicago borrowings resulting in lower borrowed funds balances and rates paid on borrowings. Lower deposit balances and rates paid, primarily on certificates of deposits, also contributed to the decline in interest expense. The net interest margin increased to 3.40% for the three month period ended September 30, 2014 from 2.80% for the respective period in the prior year.

Loan portfolio average balances declined $130.7 million for the quarter ended September 30, 2014 when compared to the year ago same quarter largely due to principal and interest payments net of new loan originations. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, we have recently developed and are implementing strategies to increase profitability by slowing asset runoff and generating new loan volume to improve the net interest margin. Investment securities average balances increased $1.7 million when compared to the prior year quarter as purchases of securities outpaced sales and principal collections. The average balance of interest-earning deposits declined $33.4 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

Other borrowed funds average balances declined by $283.2 million for the three months ended September 30, 2014 when compared to the same period in the prior year due to the payoff and settlement of $116.3 million under the Credit Agreement and prepayment of $187.5 million of FHLB of Chicago borrowings during the quarter ended September 30, 2013. The average balance of certificates of deposit decreased $119.0 million for the three months ended September 30, 2014 compared to the same period in the previous year. Likewise, the average rate paid on certificates of deposit fell by 13 basis points year over year. The decline in certificates of deposit average balances and interest rates was largely the result of lower rates offered in the market and pricing discipline as a result of reduced funding needs.

Provision for Loan Losses

Provision for loan losses decreased $1.3 million for the three month period ended September 30, 2014, as compared to the same period in the previous year. The decrease in provision for loan losses for the three months ended September 30, 2014 was primarily due to a reduction in net charge offs resulting from unanticipated recoveries of loans previously charged off and non-perfoming loans compared to the same period in the prior year. Non-performing loans totaled $38.4 million at September 30, 2014, down from $68.5 million at December 31, 2013.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the ALLL at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the amount of provision for loan losses could decline or a reversal of expense may be warranted should credit metrics such as net charge-offs and the amount of non-performing loans continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(30)	$—	$(30)	N/M
Loan servicing income, net of amortization	705	646	59	9.1%
Service charges on deposits	2,626	2,667	(41)	(1.5)
Investment and insurance commissions	1,015	893	122	13.7
Net gain on sale of loans	837	1,565	(728)	(46.5)
Net gain on sale of investment securities	482	—	482	N/M
Net gain on sale of OREO	987	1,217	(230)	(18.9)
Extinguishment of debt	—	134,514	(134,514)	(100.0)
Other income	1,393	1,177	216	18.4

Total non-interest income	$8,015	$142,679	$(134,664)	(94.4)%

N/M = Not Meaningful

Non-interest income decreased $134.7 million, or 94.4%, to $8.0 million for the three months ended September 30, 2014, compared to $142.7 million for the same period in 2013 due to the extinguishment of debt recorded as a result of the payoff of the U.S. Bank borrowings. Net gain on sale of loans decreased by $728,000 and was partly offset by an increase in net gain on sale of investments of $482,000.

The decrease in net gain on sale of loans of $728,000 was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $44.1 million compared to $82.5 million in the same three month period a year ago. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have increased since March 31, 2013, causing a reduction in demand for mortgage loans.

Gain on sale of investment securities increased $482,000 in the current period compared to the respective period a year ago as a result of security sales net of gains/losses of $11.4 million in the current period.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,872	$10,727	$145	1.4%
Occupancy	1,685	2,703	(1,018)	(37.7)
Furniture and equipment	758	902	(144)	(16.0)
Federal deposit insurance premiums	701	1,276	(575)	(45.1)
Data processing	1,340	1,264	76	6.0
Communications	611	497	114	22.9
Marketing	962	848	114	13.4
OREO expense, net	2,999	3,214	(215)	(6.7)
Investor loss reimbursement	136	223	(87)	(39.0)
Mortgage servicing rights impairment (recovery)	(53)	(466)	413	(88.6)
Provision for unfunded loan commitments	(2,401)	974	(3,375)	N/M
Loan processing and servicing expense	577	795	(218)	(27.4)
Legal services	502	1,047	(545)	(52.1)
Other professional fees	404	878	(474)	(54.0)
Insurance	259	1,773	(1,514)	(85.4)
Debt prepayment penalty	—	16,149	(16,149)	N/M
Reorganization costs	—	1,866	(1,866)	N/M
Other expense	2,563	562	2,001	356.0

Total non-interest expense	$21,915	$45,232	$(23,317)	(51.5)%

N/M = Not Meaningful

Non-interest expense decreased $23.3 million, or 51.5%, to $21.9 million for the three months ended September 30, 2014, as compared to $45.2 million for the respective period in 2013. Most categories of expense experienced a decline when compared to the prior year period in part due to ongoing expense control efforts. The favorable variance was primarily due to a debt prepayment penalty of $16.1 million for the early payoff of $176.0 million of FHLB borrowings, reorganization costs resulting from the bankruptcy filing and higher insurance expense related to additional pre-bankruptcy coverage costs in the three months ended September 30, 2013. Other significant decreases were due to lower provision for unfunded loan commitments, net occupancy expense, legal services and deposit insurance premiums. Slightly offsetting these decreases was an increase in other expense of $2.0 million.

The provision for unfunded loan commitments declined by $3.4 million when compared with the prior year as the result of the release of a specific reserve of $2.7 million related to the settlement ofthe Village of Kronenwetter loan commitment litigation. Occupancy expense declined from the prior year period by $1.0 million primarily due to property repairs made in the prior year period. Legal services declined during the period due to lower expense related to commercial loan workouts as non-performing loans continue to decline. Deposit insurance premiums have declined due to a reduced rate being charged to the Bank beginning in December 2013.

Other expense increased by $2.0 million during the quarter ended September 30, 2014 primarily due to the settlement of the Village of Kronenwetter litigation which included interest expense and legal fees.

Income Taxes

No income tax expense was recorded for the three month period ended September 30, 2014 compared to $9,000 for the same period in 2013. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement which resulted in $9,000 of tax expense in the prior year period. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

Overview – Nine months Ended September 30, 2014

Net income from operations for the nine months ended September 30, 2014 declined $84.4 million to $9.5 million from $93.9 million in the prior year period. The decline in results was primarily the result of a decline in non-interest income of $137.5 million partially offset by a $41.2 million decline in non-interest expense and an increase in net interest income of $9.7 million compared to the nine months ended September 30, 2013. Non-interest income declined due to the $134.5 extinguishment of debt recorded related to the payoff of the Company’s short term line of credit with U. S. Bank and other lenders in the prior year period. The discussion that follows in this section provides additional details regarding these results for the nine month periods.

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

	Nine Months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,196,369	$38,747	4.27%	$1,317,323	$44,150	4.42%
Consumer loans	353,011	12,648	4.79	405,102	14,737	4.86
Commercial business loans	19,814	846	5.63	25,511	1,298	6.71

Total loans receivable (2) (3)	1,569,194	52,241	4.39	1,747,936	60,185	4.54
Investment securities (4)	289,304	4,478	2.04	275,727	4,162	1.99
Interest-earning deposits	141,218	262	0.25	188,037	347	0.25
Federal Home Loan Bank stock	11,940	49	0.55	25,630	57	0.30

Total interest-earning assets	2,011,656	57,030	3.74	2,237,330	64,751	3.82
Non-interest-earning assets	98,982			101,199

Total assets	$2,110,638			$2,338,529

Interest-Bearing Liabilities
Demand deposits	$1,016,808	883	0.12	$1,025,746	965	0.13
Regular savings	341,087	263	0.10	324,120	266	0.11
Certificates of deposit	507,250	1,969	0.52	645,599	3,357	0.70

Total deposits	1,865,145	3,115	0.22	1,995,465	4,588	0.31
Other borrowed funds	14,817	180	1.60	311,757	16,114	6.88

Total interest-bearing liabilities	1,879,962	3,295	0.23	2,307,222	20,702	1.20

Non-interest-bearing liabilities	21,831			88,470

Total liabilities	1,901,793			2,395,692
Stockholders’ equity (deficit)	208,845			(57,163)

Total liabilities and stockholders’ equity (deficit)	$2,110,638			$2,338,529

Net interest income/interest rate spread (5)		$53,735	3.51%		$44,049	2.62%

Net interest-earning assets	$131,694			$(69,892)

Net interest margin (6)			3.52%			2.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			0.97

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $9.7 million, or 22.0%, for the nine months ended September 30, 2014, as compared to the same period in the prior year. Interest income decreased $7.7 million, or 11.9%, for the nine months ended September 30, 2014, compared to the same period in the prior year due to declines in average balances and yields in all loan categories but primarily declines in the residential and commercial real estate loan portfolios. Investment securities average balance and yield increased modestly over the prior year period. Interest expense declined $17.4 million, or 84.1%, for the nine months ended September 30, 2014, as compared to the same period in the prior year due to the settlement of the credit agreement with U.S. Bank and prepayment of FHLB of Chicago borrowings which resulted in lower borrowed funds balances. A reduction in certificate of deposit average balances and the rate paid on these accounts also contributed to the decline in interest expense. The net interest margin increased to 3.52% for the nine month period ended September 30, 2014 from 2.58% for the respective period in the prior year.

Loan portfolio average balances declined $178.7 million from September 30, 2013 largely due to principal payments net of new loan originations and loan sales. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, as problem loans have been steadily rolling off, we are now replacing them but at a slower rate with the intent of generating new loan volume to improve the net interest margin. During the nine months ended September 30, 2014, investment securities average balances increased $13.6 million primarily due to the purchase of securities totaling $63.6 million and partially offset by proceeds from sales net of gains/losses of $11.4 million and principal collections of $39.7 million. The average balance of interest-earning deposits declined $46.8 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities and fund deposit run off.

Other borrowed funds average balances declined by $296.9 million for the nine months ended September 30, 2014 when compared to the same period in the prior year primarily due to the payoff and settlement of $116.3 million under the Credit Agreement and prepayment of $187.5 million of FHLB of Chicago borrowings during the quarter ended September 30, 2013. The average balance of certificates of deposit decreased $138.3 million for the nine months ended September 30, 2014 compared to the same period in the previous year. Likewise, the average rate paid on certificates of deposit fell by 18 basis points year over year. The decline in certificates of deposit average balances and interest rates was largely the result of lower rates offered in the market and pricing discipline as a result of reduced funding needs.

Provision for Loan Losses

Provision for loan losses declined $2.3 million for the nine month period ended September 30, 2014 to a recovery of $1.3 million for the period, as compared to expense of $950,000 for the same period in the previous year. The decrease in provision for loan losses for the nine months ended September 30, 2014 was primarily due to a reduction in net charge offs resulting from unanticipated recoveries of loans previously charged off and non-performing loans compared to the same period in the prior year. Non-performing loans totaled $38.4 million at September 30, 2014, down from $68.5 million at December 31, 2013.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the ALLL at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the amount of provision for loan losses recorded could decline or a reversal expense may be warranted should credit metrics such as net charge-offs and the amount of non-performing loans continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Net impairment losses recognized in earnings	$(64)	$(83)	$19	22.9%
Loan servicing income, net of amortization	2,219	756	1,463	N/M
Service charges on deposits	7,415	7,616	(201)	(2.6)
Investment and insurance commissions	3,002	2,908	94	3.2
Net gain on sale of loans	2,127	7,388	(5,261)	(71.2)
Net gain on sale of investment securities	783	(200)	983	N/M
Net gain on sale of OREO	2,188	3,479	(1,291)	(37.1)
Extinguishment of debt	—	134,514	(134,514)	(100.0)
Other income	3,887	2,656	1,231	46.3

Total non-interest income	$21,557	$159,034	$(137,477)	(86.4)%

N/M = Not Meaningful

Non-interest income decreased $137.5 million, or 86.4%, to $21.6 million for the nine months ended September 30, 2014, compared to $159.0 million for the same period in 2013. The decrease was primarily due to the $134.5 million extinguishment of debt recorded in the prior year period as a result of the payoff of the U.S. Bank borrowing, declines in gain on sale of loans of $5.3 million and net gain on sale of OREO of $1.3 million. These unfavorable items were partially offset by increases in loan servicing income of $1.5 million, other income of $1.2 million, and gain on sale of securities of $983,000.

The decrease in net gain on sale of loans of $5.3 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the current year period of $101.2 million compared to $395.3 million in the same nine month period a year ago. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have increased significantly since March 31, 2013, which caused a reduction in demand for mortgage loans which resulted in lower financing activity. Net gain on sale of OREO decreased by $1.3 million in the nine months ended September 30, 2014 from $3.5 million in the year ago period largely due to the impact of lower sales volume with smaller gains per property as the OREO portfolio balances continue to decline and we realize smaller margins per property.

Loan servicing income increased $1.5 million in the current period compared to the respective period a year ago primarily due to lower amortization charges related to the MSR asset. Other income increased by $1.2 million over the prior year due to income from real estate partnerships, increased rental income of bank property and increased credit card income. Sales of investment securities reflect a $783,000 gain during the nine months ended September 30, 2014 as a result of securities sales net of gains/losses of $11.4 million compared to a loss of $200,000 in the same period in 2013.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$32,773	$31,999	$774	2.4%
Occupancy	5,537	7,000	(1,463)	(20.9)
Furniture and equipment	2,315	2,514	(199)	(7.9)
Federal deposit insurance premiums	2,449	3,962	(1,513)	(38.2)
Data processing	4,026	4,546	(520)	(11.4)
Communications	1,647	1,445	202	14.0
Marketing	2,494	1,750	744	42.5
OREO expense, net	6,451	19,762	(13,311)	(67.4)
Investor loss reimbursement	50	3,404	(3,354)	(98.5)
Mortgage servicing rights impairment (recovery)	42	(3,914)	3,956	N/M
Provision for unfunded loan commitments	(1,621)	3,133	(4,754)	N/M
Loan processing and servicing expense	1,853	2,989	(1,136)	(38.0)
Legal services	1,457	3,418	(1,961)	(57.4)
Other professional fees	1,162	2,032	(870)	(42.8)
Insurance	775	2,567	(1,792)	(69.8)
Debt prepayment penalty	—	16,149	(16,149)	N/M
Reorganization costs	—	1,866	(1,866)	N/M
Other expense	5,677	3,653	2,024	55.4

Total non-interest expense	$67,087	$108,275	$(41,188)	(38.0)%

N/M = Not Meaningful

Non-interest expense decreased $41.2 million, or 38.0%, to $67.1 million for the nine months ended September 30, 2014, as compared to $108.3 million for the respective period in 2013. The favorable variance was partially the result of one-time expenses in the prior year of a $16.1 million debt prepayment penalty for the early payoff of $176.0 million of FHLB borrowings, $1.9 million of reorganization costs resulting from the bankruptcy filing and higher insurance expense related to additional pre-bankruptcy coverage costs. Other significant decreases were net OREO expense, lower provision for unfunded loan commitments, investor loss reimbursement, legal services, deposit insurance premiums and net occupancy expense. These decreases were partly offset by an increase in mortgage servicing rights impairment of $4.0 million due to a recovery recorded in the prior year period.

The significant decline in OREO expense of $13.3 million during the nine months ended September 30, 2014 was primarily the result of a decline of $8.9 million in valuation adjustments on repossessed property. OREO real estate taxes also declined by $2.6 million over the prior year period as the number of properties held has declined. The provision for unfunded loan commitments reflected a reversal in the current period as compared to a provision in the prior year period which included a specific reserve of $1.7 million related to one credit. Investor loss reimbursement declined primarily due to a $2.0 million reserve recorded in the prior year period compared to no reserve in the first nine months of 2014. Legal fees declined $2.0 million due to lower expense related to commercial loan workouts as non-performing loans continue to decline. Deposit insurance premiums have declined from the prior year period as a result of a reduced rate being charged to the Bank beginning in December 2013. Occupancy expense declined from the prior year period by $1.5 million primarily due to property repairs made in the prior year period. Most other categories of expense reflected declines over the prior year period in part due to ongoing expense control efforts.

MSR impairment expense was $42,000 in the nine months ended September 30, 2014 as rates have increased and prepayment has slowed versus a recovery of $3.9 million in the prior year period. Other non-interest expense increased primarily due to the settlement of the Village of Kronenwetter litigation during the quarter ended September 30, 2014. Other increases include marketing expense of $744,000 which has been ramped up to support the growth objectives of the bank and compensation and benefits have increased $774,000 as new commercial lending staff has been added to support commercial banking growth initiatives.

Income Taxes

Income tax expense of $10,000 was recorded for the nine month periods ended September 30, 2014 compared to $9,000 for the same period in 2013. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement which resulted in $10,000 of tax expense in the current period. State income tax estimates paid were recorded on the Consolidated Balance Sheets during the period. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

FINANCIAL CONDITION

General

Total assets of the Corporation decreased $6.0 million, or less than one percent, to $2.11 billion at September 30, 2014. This decrease was primarily attributable to lower balances in net loans held for investment and OREO which were mostly offset by higher cash and cash equivalents and investment securities balances.

Investment Securities

Investment securities available-for-sale increased $14.0 million, or 5.0%, during the nine months ended September 30, 2014, primarily due to purchases of $63.6 million and a decrease in fair market value net loss adjustments of $2.7 million. These increases were partially offset by principal repayments of $39.7 million, sales net of gains/losses of $11.4 million and $163,000 of other-than-temporary impairment losses that were recognized in earnings. See Note 4 to the Consolidated Financial Statements.

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

Loans Held for Investment

Loans held for investment decreased $53.2 million during the nine months ended September 30, 2014 from $1.61 billion at December 31, 2013 to $1.56 billion at September 30, 2014. The activity included principal repayments and other adjustments (the majority of which relate to undisbursed loan proceeds) of $294.8 million and transfers to other real estate owned of $9.1 million, mostly offset by originations and refinances of $250.7 million. During the three months ended September 30, 2014, the Corporation originated $95.4 million of loans for investment, as compared to $97.9 million during the three months ended June 30, 2014.

Loans Held for Sale

Residential mortgage loans originated for sale amounted to $100.9 million for the nine months ended September 30, 2014 compared to $361.0 million for the same period ended September 30, 2013. At December 31, 2013, loans held for sale, which consisted solely of single-family residential mortgage loans, amounted to $3.1 million, and increased $1.8 million to $4.9 million at September 30, 2014.

Other Real Estate Owned

OREO, net decreased $16.7 million to $46.7 million at September 30, 2014 from $63.5 million at December 31, 2013 due to sales of $21.2 million offset by additions during the nine months of $9.1 million, net of $4.6 million in valuation adjustments.

Deposits

Deposits decreased $16.5 million during the nine months ended September 30, 2014 to $1.86 billion, due to declines of $78.1 million in certificates of deposit (“CDs”) and $10.8 million in money market accounts which was mostly offset by increases in advance payments of $57.5 million and regular savings of $21.5 million. A significant portion of the CD decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers amounted to zero at September 30, 2014 and December 31, 2013. The weighted average rate of CDs decreased to 0.52% at September 30, 2014 compared to 0.57% at December 31, 2013.

Other Liabilities

Total liabilities declined $18.5 million from December 31, 2013 to September 30, 2014 primarily due to declines in deposits of $16.5 million. Other liabilities declined $1.4 million and accrued taxes, insurance and employee related expenses declined $769,000 since December 31, 2013. Other borrowed funds increased slightly to $13.1 million at September 30, 2014 from $12.9 million at December 31, 2013. Other borrowed funds as of September 30, 2014 consist of FHLB of Chicago borrowings of $10.0 million and retail repurchase agreements of $2.8 million. At September 30, 2014 and December 31, 2013, FHLB of Chicago advances totaled $10.0 million and had a weighted average interest rate of 2.33%.

Stockholders’ Equity (Deficit)

Stockholders’ equity increased $12.5 million to $214.7 million at September 30, 2014 compared to $202.2 million at December 31, 2013. The increase during the nine months ended September 30, 2014 was primarily the result of net income during the period of $9.5 million and a decline in accumulated other comprehensive loss of $2.7 million primarily related to AFS securities.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	September 30, 2014			December 31, 2013
	Non-Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non-Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$5,261	13.7%	0.34%	$14,404	21.0%	0.89%
Commercial and industrial	193	0.5	0.01	1,509	2.2	0.09
Land and construction	17,873	46.7	1.14	24,729	36.1	1.52
Multi-family	5,256	13.7	0.34	3,658	5.4	0.22
Retail/office	4,438	11.6	0.28	14,365	21.0	0.89
Other commercial real estate	3,963	10.3	0.25	6,802	9.9	0.42
Education (2)	209	0.5	0.01	276	0.4	0.02
Other consumer	1,159	3.0	0.07	2,754	4.0	0.17

Total	$38,352	100.0%	2.44%	$68,497	100.0%	4.22%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $6,747 and $8,930 at September 30, 2014, and December 31, 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity:

	Non-						Non-
	Performing						Performing
	Loans		Transfer	Transfer			Loans	Remaining
	December 31,		to Accrual	to	Paid	Charged	September 30,	Balance	Associated
	2013	Additions	Status	OREO	Down	Off	2014	of Loans	ALLL
	(In thousands)
Residential	$14,404	$2,986	$(5,121)	$(4,555)	$(858)	$(1,595)	$5,261	$536,337	$9,859
Commercial and industrial	1,509	4,844	(420)	(57)	(2,108)	(3,575)	193	14,250	1,458
Land and construction	24,729	9,642	(219)	(1,395)	(8,561)	(6,323)	17,873	81,521	10,272
Multi-family	3,658	4,592	(1,713)	—	(559)	(722)	5,256	259,169	6,313
Retail/office	14,365	2,529	(1,359)	(2,434)	(2,058)	(6,605)	4,438	139,072	8,491
Other commercial real estate	6,802	2,661	(1,688)	(140)	(3,937)	265	3,963	158,381	5,017
Education	276	—	—	—	(67)	—	209	112,459	491
Other consumer	2,754	1,338	(851)	(437)	(414)	(1,231)	1,159	229,397	5,136

Total	$68,497	$28,592	$(11,371)	$(9,018)	$(18,562)	$(19,786)	$38,352	$1,530,586	$47,037

Non-performing loans decreased $30.1 million during the nine months ended September 30, 2014. The loan categories with the largest decline in non-performing loans were retail/office of $9.9 million, residential loans of $9.1 million, land and construction of $6.9 million and other commercial real estate of $2.8 million.

The interest income that would have been recorded during the three and nine months ended September 30, 2014 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $614,000 and $2.4 million, respectively.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans—excluding troubled debt restructurings	$20,372	$39,151
Troubled debt restructurings—non-accrual (1)	17,980	29,346
Other real estate owned (OREO)	46,725	63,460

Total non-performing assets	$85,077	$131,957

Non-performing loans to gross loans (2)	2.44%	4.22%
Non-performing assets to total assets	4.04	6.25
Allowance for loan losses to gross loans (2)	3.00	4.02
Allowance for loan losses to non-performing loans	122.65	95.16
Allowance for loan losses plus OREO valuation allowance to non-performing assets	81.61	72.77

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that have been modified in a troubled debt restructuring.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

Loans modified in a TDR due to rate or term concessions that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR. As a result, TDR accruals are reported in the pass and impaired categories as appropriate. The designation as a TDR is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following is a summary of non-performing asset activity for the nine months ended September 30, 2014:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2013	$68,497	$63,460	$131,957
Additions	28,592	66	28,658
Transfer of loans to OREO	(9,018)	9,018	—
Returned to accrual status	(11,371)	—	(11,371)
Sales	—	(21,220)	(21,220)
Loan charge-offs/OREO valuation adjustments, net	(19,786)	(4,627)	(24,413)
Capitalized improvements	—	28	28
Payments	(18,562)	—	(18,562)

Balance at September 30, 2014	$38,352	$46,725	$85,077

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $6,747 and $8,930 that are 90 days or more past due but still accruing interest at September 30, 2014, and December 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	September 30, 2014		December 31, 2013
		% of Total		% of Total
Days Past Due	Balance	Gross Loans	Balance	Gross Loans
	(Dollars in thousands)
30 to 59 days	$6,311	0.40%	$11,885	0.73%
60 to 89 days	3,668	0.23	4,280	0.26
90 days and over	25,803	1.65	49,017	3.02

Total	$35,782	2.28%	$65,182	4.02%

Loans delinquent 30 to 89 days decreased $6.2 million to $10.0 million at September 30, 2014 from $16.2 million at December 31, 2013 due to a decline in substandard loans in these past due categories.

Impaired Loans

At September 30, 2014, the Corporation identified $50.1 million of loans as impaired, which includes $11.8 million of performing TDRs. At December 31, 2013, impaired loans were $101.6 million, which included $33.1 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

The following is additional information regarding impaired loans.

	September 30,	December 31,
	2014	2013
	(In thousands)
Carrying amount of impaired loans	$44,641	$78,471
Average carrying amount of impaired loans	51,452	77,734
Loans and troubled debt restructurings on non-accrual status	38,352	68,497
Troubled debt restructurings—accrual	11,796	33,087
Troubled debt restructurings—non-accrual (1)	17,980	29,346
Troubled debt restructurings valuation allowance	4,482	12,216
Loans past due ninety days or more and still accruing (2)	6,747	8,930

(1)	Troubled debt restructurings—non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $2.2 million and $3.6 million for the nine months ended September 30, 2014 and 2013.

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

The ALLL consists of general and specific components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired loans (i.e. – non-accrual) and loans reported as troubled debt restructurings. For such loans, an ALLL is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The general allowance component is based on historical net loss experience for the past ten quarters, adjusted for qualitative factors. A reserve for unfunded commitments, letters of credit and repurchase of sold loans is also maintained which is classified in other liabilities.

Beginning with the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period by an additional quarter until the historical look-back period is built to a 12 quarter look back period. For the quarter ended September 30, 2014, the Bank utilized a ten quarter look back period compared to a nine quarter look-back period for the quarter ended June 30, 2014. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at September 30, 2014 after implementing the above modifications was a reduction of the required reserve of $92,000 as compared to the previous methodology. See the Company’s annual report on Form 10-K/T for the nine months ended December 31, 2013 for a full description of the allowance methodology.

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

Any changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal ten quarter net loss history are also incorporated into the allowance methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the qualitative factor related to the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the ALLL may be necessary if there are significant changes in economic or other conditions. In addition, the OCC, as an integral part of their examination processes, periodically reviews the Banks’ ALLL, and may recommend adjustments based on their assessment of the adequacy of the ALLL. Management periodically reviews the assumptions and formula used in determining the ALLL and makes adjustments if required to reflect the current risk profile of the portfolio.

The following table presents the ALLL by component:

	September 30,	December 31,
	2014	2013
	(In thousands)
General reserve	$33,447	$35,844
Substandard reserve	8,083	6,225
Specific reserve	5,507	23,113

Total allowance for loan losses	$47,037	$65,182

The following table presents the unpaid principal balance of loans by risk category:

	September 30,	December 31,
	2014	2013
	(In thousands)
Pass (1)	$1,491,285	$1,460,457
Special mention	6,211	24,203

Total pass and special mention rated loans	1,497,496	1,484,660
Substandard rated loans, excluding TDR accrual (2)	21,294	35,310
Troubled debt restructurings—accrual	11,796	33,087
Non-accrual	38,352	68,497

Total impaired loans	50,148	101,584

Total unpaid principal balance	$1,568,938	$1,621,554

(1)	Includes TDR accruing loans of $53.2 million and $31.2 million at September 30, 2014 and December 30, 2013, respectively.
(2)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.

The following table presents credit risk metrics related to the ALLL:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
General ALLL / pass and special mention loans	2.2%	2.4%
Substandard ALLL/substandard loans	38.0%	17.6%
Specific ALLL / impaired loans	11.0%	22.8%
Loans 30 to 89 days past due	$9,979	$16,165

The ratio of general ALLL to pass and special mention loans remained relatively stable while the substandard ALLL to substandard loans increased from December 31, 2013 to reflect management’s assessment of risk and related potential for loss. The ratio of specific ALLL to impaired loans declined from December 31, 2013 as a result of higher charge offs and significantly lower levels of impaired loans.

The following table summarizes the activity in the ALLL for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$49,175	$75,872	$65,182	$83,761
Charge-offs:
Residential	(194)	(712)	(1,856)	(4,241)
Multi-family	—	(132)	(883)	(486)
Commercial real estate	(86)	(1,382)	(7,477)	(2,163)
Land and construction	(3,174)	(335)	(6,802)	(2,712)
Consumer	(380)	(486)	(1,815)	(3,806)
Commercial and industrial	(168)	(2,357)	(5,123)	(3,492)

Total charge-offs	(4,002)	(5,404)	(23,956)	(16,900)

Recoveries:
Residential	31	83	387	264
Multi-family	85	29	216	137
Commercial real estate	586	710	2,880	1,773
Land and construction	660	122	793	995
Consumer	49	125	306	270
Commercial and industrial	1,757	316	2,533	603

Total recoveries	3,168	1,385	7,115	4,042

Net charge-offs	(834)	(4,019)	(16,841)	(12,858)

Provision for loan losses	(1,304)	—	(1,304)	950

Allowance at end of period	$47,037	$71,853	$47,037	$71,853

Net charge-offs to average loans held for sale and for investment (1)	(0.21)%	(0.95)%	(1.43)%	(0.98)%

(1)	Annualized.

Total charge-offs and recoveries of $4.0 million and $3.2 million, respectively, for the three months ended September 30, 2014 decreased $1.4 million and increased $1.8 million, respectively, from the three months ended September 30, 2013. Total charge-offs and recoveries of $24.0 million and $7.1 million, respectively, for the nine months ended September 30, 2014 increased $7.1 million and $3.1 million, respectively, from the nine months ended September 30, 2013.

The provision for loan losses declined $1.3 million and $2.3 million for the three and nine months ended September 30, 2014, respectively compared to the same periods in the prior year as the result of a release of provision in the current period. The improvement was largely due to significantly lower net charge offs, a lower required allowance for losses on impaired loans, reflecting the relatively steady quarter-over-quarter decrease in non-performing loans since June 2010 which resulted in the reversal of provision for the quarter. Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-performing loans to total loans to 2.44% at September 30, 2014 from 4.22% at December 31, 2013 to be a factor that warranted the decrease in ALLL.

Other Real Estate Owned

OREO, net decreased $16.7 million during the nine months ended September 30, 2014. Individual properties included in OREO at September 30, 2014 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(in thousands	)
Raw Land	Northeast Wisconsin	$3,266
Commercial Building	Northwest Wisconsin	1,632
Commercial Building	South Central Wisconsin	2,890
Raw Land	South Central Wisconsin	2,231
Commercial Building	South Central Wisconsin	1,360
Raw Land	South Central Wisconsin	1,352
Raw Land	South Central Wisconsin	1,238
Commercial Lot	South Central Wisconsin	1,071
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	3,036
Commercial Building	Southeast Wisconsin	2,054
Raw Land	Southeast Wisconsin	1,162
Other properties individually less than $1 million		21,753

		$46,725

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

Liquidity

Operating Activities

Net cash provided by operations of $11.2 million for the nine months ended September 30, 2014 decreased $2.9 million when compared to the same period in 2013 primarily due to lower valuation adjustments for OREO losses and lower gains on the sale of residential first mortgage loans. The $134.5 million extinguishment of debt in 2013 was substantially offset by the decrease in net income and decreased mortgage originations and sales.

Investing Activities

Net cash from investing activities decreased $92.8 million for the nine months ended September 30, 2014 as compared to the same period in 2013 due to a decline in the origination of loans held for investment, a decline in net cash outflows from all investment activity and lower proceeds from sales of OREO.

Financing Activities

Net cash used for financing activities decreased $165.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to a decline in the level of run off on deposit balances during the period and decreases in the net repayment of borrowings and issuance of common stock.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Corporation currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiary. A significant amount of our consolidated operating expenses are incurred by and paid directly by the Corporation’s subsidiaries. The Bank is currently not paying dividends.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and corporate banking businesses and wholesale funding sources (FHLB of Chicago advances, other borrowings and broker/internet CDs). As of September 30, 2014, the Corporation had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of September 30, 2014 was $238.8 million, subject to collateral availability. Total credit capacity based on the value of the existing collateral pledged was $457.9 million as of September 30, 2014 after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of September 30, 2014, the Bank had no borrowings outstanding from this source.

Loan Commitments

At September 30, 2014, the Bank had outstanding commitments to originate loans of $39.8 million, no unused commitments and commitments to extend funds to, or on behalf of, customers pursuant to lines, and unused letters of credit of $278.8 million. Scheduled maturities of certificates of deposits during the nine months following September 30, 2014 amounted to $85.8 million. Scheduled maturities of borrowings during the same period totaled $2.8 million. Management believes adequate resources are available to fund all Bank commitments to the extent required.

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

MPF Program

The Corporation previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Corporation retained a secondary credit loss exposure in the amount of $15.9 million at September 30, 2014 related to approximately $178.9 million of residential mortgage loans that the Corporation has originated and is still outstanding as agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Corporation’s loss contingency could be reduced depending upon losses experienced and loan balances. The Corporation is then liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Corporation discontinued funding loans through the MPF Program in 2008.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $652.0 million and $659.4 million at September 30, 2014 and December 31, 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $93.8 million and $122.2 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

Other

The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2014, the Bank had no brokered deposits. The Bank Orders previously prohibited the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OCC.

Regulatory Capital

Under federal law and regulation, the Bank is required to meet tier 1 leverage, tier 1 risk-based and total risk-based capital requirements. Tier 1 capital primarily consists of stockholders’ equity minus certain intangible assets and unrealized gains/losses on available-for-sale securities. Total risk-based capital primarily consists of tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. At September 30, 2014, the Bank met the requirements to be considered well capitalized under these regulations.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

While the Corporation attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Corporation’s Board of Directors recently approved developing a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Corporation intends to enter into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Corporation would then mitigate this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Corporation’s objectives with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. There are currently no outstanding interest rate transactions or any activity during the nine months ended September 30, 2014.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of September 30, 2014 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Net Interest Income Sensitivity Analysis

The Corporation performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at September 30, 2014 and December 31, 2013, respectively.

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Increase
September 30, 2014	3.6%	1.6%
December 31, 2013	3.5%	1.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at September 30, 2014, the effect of an immediate 200 basis point increase in interest rates would decrease the Corporation’s net interest income by 3.6%. The net interest income sensitivity was changed at December 31, 2013 to reflect a change in methodology that has been implemented to segregate nonaccrual loans in the model. Overall net interest income sensitivity remains within the Corporation’s guidelines.

The changes in the Corporation’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for September 30, 2014 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Corporation also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of September 30, 2014, the projected changes for the market value of equity were within the Corporation’s policy limits.

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

Beginning with the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period by an additional quarter until the historical look-back period is built to a 12 quarter look back period. For the quarter ended September 30, 2014, the Bank utilized a ten quarter look-back period compared to a nine quarter look-back period for the quarter ended June 30, 2014. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at September 30, 2014 after implementing the above modifications was a reduction of the required reserve of $92,000 as compared to the previous methodology. See the Company’s annual report on Form 10-K/T for the nine months ended December 31, 2013 for a full description of the allowance methodology.

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

Management considers the ALLL at September 30, 2014 to be at an adequate level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the ALLL remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for loan losses may be required that would reduce future earnings.

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

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control—Integrated Framework (“2013 Framework”). Originally issued in 1992, (“1992 Framework”), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Company is using the 1992 Framework.

Part II - Other Information

Item 1	Legal Proceedings.

We are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed to be immaterial to our financial condition and results of operations.

We were a defendant in a pending lawsuit captioned Village of Kronenwetter v. AnchorBank, fsb, Marathon County, Wisconsin, Case No. 11-CV-1370, which was an action brought by the Village of Kronenwetter, Wisconsin (“the Village”) on November 14, 2011 to enforce and collect on a $4.4 million letter of credit issued by the Bank in support of the development of a mixed use TIF development in the Village of Kronenwetter, Wisconsin. The complaint alleges that the Bank wrongfully refused to honor a full draw on the letter of credit and that the developer failed to notify the plaintiff of the renewal of the letter of credit or to renew the letter of credit within the time limitations set forth in the development agreement. A specific reserve for loss on unfunded loan commitments was established at June 30, 2013 due to a shortfall in the value of the residential real estate development supporting the letter of credit. On August 18, 2014, the court decided in favor of the Village, rejecting all defenses raised by the Bank. The lawsuit was settled during the quarter ended September 30, 2014. The Bank funded the letter of credit and paid accrued interest and attorney fees as ordered by the judgment. The specific reserve totaled $2.7 million at the time of the judgement. During the quarter, the Bank recorded expense of $1.1 million in connection with this case, which included accrued interest payable through the date of the summary judgment decision, an additional specific reserve for loss based upon additional collateral shortfall and legal fees.

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

On February 21, 2013, we received a “Wells Notice” from the SEC indicating its intent to bring a civil injunctive action against us alleging that we violated Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5 and 13a-13 thereunder. On August 14, 2013, the SEC filed a complaint alleging that we and our former chief financial officer, Dale Ringgenberg, made material misstatements in our quarterly report on Form 10-Q for the period ended September 30, 2009. Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the action against us by consenting to the entry of a final judgment permanently enjoining us from violating Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5 and 13a-13 thereunder. There was no monetary fine or penalty assessed to us for the settlement of this action. Final entry of judgment was made on November 26, 2013, and accordingly, this matter is concluded.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the Anchor Bancorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.
Date:	November 4, 2014	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date:	November 4, 2014	By:	/s/ William T. James
William T. James, Senior Vice President, Treasurer and Chief Financial Officer