Form 10-K
period 2014-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2015-03-19
CIK 885322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34955

ANCHOR BANCORP WISCONSIN INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1726871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 West Main Street

Madison, Wisconsin 53703

(Address of principal executive office)

Registrant’s telephone number, including area code (608) 252-8700

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $0.01 per share	Nasdaq Global Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐

Prior to October 2014, there was no trading market for the common stock. As of June 30, 2014 the aggregate market value of the 6,264,100 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was approximately $125.3 million, based on the last sale price of the common stock (which occurred in a private placement in September 2013 and is also adjusted for a 200:1 reverse stock split in October 2013). Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of February 28, 2015, 9,546,987 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FORM 10-K ANNUAL REPORT

(i)

ANCHOR BANCORP WISCONSIN INC.

FORM 10-K ANNUAL REPORT

(ii)

FORWARD-LOOKING STATEMENTS

In the normal course of business, Anchor BanCorp Wisconsin Inc. (“the Company”, “we”, “our”), in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. This annual report contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to business plans or strategies, projected or anticipated benefits from strategic transactions made by or to be made by us, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “project,” “continue,” “ongoing,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions, some of which are beyond our control, and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in “Risk Factors,” as well as elsewhere in this report. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our ability to successfully transform our business and implement our new business strategy;

•	our ability to fully realize our deferred tax assets;

•	on-going impact of the Recapitalization (as defined below);

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and allowance for loan losses;

•	impact of potential impairment in a challenging economy;

•	AnchorBank’s ability to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	security breaches of our information systems;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	soundness of other financial institutions with which we and the Bank engage in transactions;

•	the performance of third party investment products we offer;

•	environmental liability for properties to which we take title;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

(iii)

•	the impact of dilution of existing stockholders as a result of possible future capital raising transactions;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act (as defined below), the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	other risk factors included under “Risk Factors” in this report.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

(iv)

PART I

Item 1.	Business

General

Anchor BanCorp Wisconsin Inc. (the “Company,” “we”, “our”) is a savings and loan holding company formed in 1992 to be the holding company for AnchorBank, fsb. The Company is headquartered in Madison, Wisconsin. In 2013, the Company was reincorporated as a Delaware corporation. Through our wholly owned banking subsidiary, AnchorBank, fsb (the “Bank” or “AnchorBank”) we offer a full range of retail and commercial banking services to customers through our branch and commercial office locations in Wisconsin. The Company’s strategy focuses on building a strong franchise with meaningful commercial banking market share and growing revenues complemented by operational efficiencies that can produce attractive risk-adjusted returns to enhance stockholder value.

The Company is regulated as a savings and loan holding company and is subject to the periodic reporting requirements of both the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and regulated by the Federal Reserve Bank. See “Regulation and Supervision.”

The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in 2000. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Company (“FDIC”).

The Bank’s core businesses listed below are dedicated to providing quality, personalized financial and investment services to local businesses and individuals.

•	Commercial banking division provides:

•	Cash management services;

•	Working capital lines of credit;

•	Loans for fixed asset purchases;

•	Lending for owner-occupied buildings;

•	Construction lending; and

•	Commercial real estate lending including multi-family, retail, office and industrial.

•	Retail banking division provides:

•	A full range of consumer deposit and lending products such as:

•	Checking accounts;

•	Interest-bearing checking accounts;

•	Savings accounts;

•	Money market accounts;

•	Certificates of deposit accounts;

•	Individual retirement accounts; and

•	Consumer loans, including home equity lending.

•	Retail lending division provides:

•	Residential mortgage lending;

•	Mortgage servicing; and

•	Home construction financing.

We believe our presence in the markets in which we serve, our local market knowledge and our ability to make responsive business decisions at the local level give us the ability to tailor our products and services to meet our customer’s specific needs.

As we transition the Bank to a commercially-focused, full service community bank, we will continue to seek and recruit seasoned commercial banking talent, enhance our long-lasting relationships and pursue cross-selling opportunities through a sales and service model.

Our Path to the Present

As a result of the last economic downturn, beginning in fiscal 2009 we experienced significant operating losses, high levels of under-performing assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by our banking regulators. The Company had credit obligations under a credit facility, which we were unable to repay. As a consequence of the financial crisis and related challenges, on June 26, 2009, the Company and the Bank each consented to the issuance of an Order to Cease and Desist (individually, the “Company Order” and the “Bank Order”, respectively and collectively the “C&D Orders”). The orders were administered by the governing regulatory bodies of the Company and the Bank. The C&D Orders required among other things a larger capital ratio and the submission of a capital restoration plan along with a revised business plan.

In late 2009, in an effort to raise necessary capital, we issued Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “TARP Preferred Stock”) and warrants to purchase common stock (the “TARP Warrant”) to the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”). Thereafter, we and our advisors negotiated with the lenders and U.S. Bank National Association (“U.S. Bank”), as administrative agent (the “Administrative Agent”) for the lenders under the credit facility, and with the U.S. Treasury, for a satisfactory settlement of our outstanding obligations. For further discussion please refer to the “Senior Debt Settlement” section below.

On August 12, 2013, we filed a Chapter 11 Case in the Bankruptcy Court to implement a Plan of Reorganization (“the Plan of Reorganization”) in order to facilitate the restructuring of the Company and the recapitalization of the Bank. Subsequently, the Bankruptcy Court entered a confirmation order (the “Confirmation Order”), whereby it confirmed the Plan of Reorganization. On September 27, 2013 (the “Effective Date”), the Plan of Reorganization became effective in accordance with its terms.

The following is a summary of the transactions consummated on or before the Effective Date pursuant to the Plan of Reorganization. Also see Note 2 to the Consolidated Financial Statements in Item 8.

•	Delaware Conversion and Reverse Stock Split

Pursuant to the Plan of Reorganization, on September 25, 2013, we (i) converted from a Wisconsin Corporation to a Delaware Corporation. The Certificate of Incorporation filed in Delaware as the result of the Conversion was amended in October 2013 when we effected a reverse stock split (the “Reverse Stock Split”) reducing the authorized shares to 11,900,000 shares of common stock, par value $0.01 per share, and 100,000 shares of preferred stock, par value $0.01 per share. We sometimes refer to the Certificate of Incorporation, as amended, as the “Amended Charter”.

•	Private Placements

In connection with the Plan of Reorganization, we entered into stock purchase agreements (the “Investor SPAs”) with investors for the purchase and sale of 1,750,000,000 shares of our common stock (adjusted to 8,750,000 shares as a result of the Reverse Stock Split) at a pre-Reverse Stock Split purchase price of $0.10 per share (implying a $20.00 per share price after giving effect to the Reverse Stock Split) and received gross proceeds of $175.0 million (the “Private Placements”) and incurred transaction costs of $14.4 million. The Investors were certain institutional investors, other private investors, directors and officers.

•	TARP Exchange

Also, pursuant to the Plan of Reorganization, we, exchanged the outstanding TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 common shares as a result of the Reverse Stock Split) (the “Treasury Issuance”) and cancelled the TARP Warrant in its entirety.

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

•	Cancellation of Legacy Common Stock

On the Effective Date, immediately following the consummation of the TARP Exchange and pursuant to the terms of the Plan of Reorganization, all 21,247,225 shares of previously issued and outstanding common stock of the Company (the “Legacy Common Stock”, including shares held as treasury stock and in any stock incentive plans), were cancelled for no consideration.

•	Senior Debt Settlement

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

•	Lifting of the Regulatory Orders

Having satisfied the conditions of the regulatory orders, the OCC notified the Bank on April 2, 2014 that it had terminated the Bank Order. The Federal Reserve Bank on July 31, 2014 notified the Company that it had terminated the Company’s Order to Cease and Desist (the “Company Order”). At December 31, 2014 the Company and the Bank were no longer under any regulatory orders.

•	Emergence Accounting

Upon emergence from bankruptcy as a result of the Plan of Reorganization, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of Accounting Standards Codification (“ASC”) 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under Accounting Standards Codification (“ASC”) Topic 852. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, the financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities.

•	Initial Public Offering

In October 2014, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 250,000 shares of common stock along with 55,794 additional shares to cover overallotments. The Company’s common stock is now listed on the Nasdaq Global Market under the symbol “ABCW.” For further discussion please refer to the: “Recent Developments” section of this document.

Employees

As of December 31, 2014, the Company had 656 full-time equivalent employees. The Company promotes equal employment opportunity and considers employee relations to be excellent. None of the Bank or Company employees are represented by a collective bargaining group.

The Company maintains a website at www.anchorbank.com. All of the Company’s filings under the Exchange Act are available through our website, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, on the date that the Company files those materials with, or furnishes them to, the SEC. The contents of our website are not incorporated by reference herein or otherwise as part of this annual report.

Market Area

Our headquarters are located in Madison, Wisconsin which is a vibrant business community. Madison is the state capital and home to both state and county governments, as well as the University of Wisconsin-Madison. Dane County, where Madison is located, has enjoyed steady population growth of 4.5% annually since 2010, a median household income 16.4% above the national average and relatively low unemployment at 3.2% versus the state average of 5.0% and the national average of 5.4% (each as of December 2014), according to the U.S. Census data. In 2014, Dane County accounted for 17.2% of the employment growth in Wisconsin. The decline in unemployment rates from 2012 through 2014 in Dane County and the State of Wisconsin were 1.4% and 1.7%, respectively.

The Bank provides products and services through 53 full-service branches located throughout the state of Wisconsin. Our market area is concentrated within the triangle formed by the Madison, Milwaukee and Fox Valley markets in Wisconsin where the Bank has 35 of its 53 branches. Collectively, these areas account for nearly half of Wisconsin’s population and we believe they provide a desirable platform for long-term local and regional growth. The Bank has 18 branches located in Dane County. The general business climate in Wisconsin has improved since 2010. CEO magazine indicates “The State of Wisconsin has moved to the 14th Best State To Do Business in 2014 from 42nd in 2010”. In addition, CNBC’s “Best Places To Do Business” has Wisconsin ranked #17 in 2014 up from #29 in 2010.

The Bank has seven branches located in Wisconsin’s Fox Valley region, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities. We are investing our efforts into developing more commercial business and commercial real estate opportunities for the Bank in this area as we believe that market is attractive for further development of our commercial banking market share. The Bank has seven branches in the greater Milwaukee area, one of the largest metropolitan areas in the Midwest and home to approximately 1.6 million people and close to 60,000 businesses according to SNL Financial LC. Milwaukee has been a solid source of commercial real estate and commercial banking business for the Bank and the real estate climate continues to improve in that region. The Bank’s remaining 21 locations are based primarily in counties adjacent to Dane and the southwestern region of Wisconsin.

Competition

The Bank encounters competition in attracting both loan and deposit customers. Such competition includes other banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms.

We believe that we are well-positioned to challenge our competition, grow our franchise and create value for our stockholders as a result of the following competitive strengths:

•	Experienced and respected management team with a proven track record. Our President and Chief Executive Officer, Chris Bauer, joined us in 2009 and recruited an executive management team, bringing in highly experienced community bankers with extensive knowledge of the Wisconsin banking market. Each of these executives has significant experience at nationally recognized mid- to large-cap commercial banking institutions. Mr. Bauer has 45 years of financial services experience, with a combined 16 years as bank president at First Wisconsin Bank and Firstar Bank Milwaukee, N.A.

•	Strong capital position. At December 31, 2014, we had a 16.97% tier 1 risk-based ratio, a 10.43% tier 1 leverage ratio and an 18.25% total risk-based capital ratio.

•	Disciplined enterprise-wide and credit risk management. Since 2009, we have invested significantly in our risk management platform in order to provide a consistent approach to identifying, assessing, managing, monitoring and reporting risk across the Company. Our focus both on remediating our classified assets and improving and implementing enhanced credit underwriting and administration over the last five years has enabled us to significantly improve asset quality and create a stable banking platform from which to grow.

•	Core funding. A significant component of our franchise is our core deposit base, such as checking and savings deposits, which we use to fund our loans and grow our balance sheet. At December 31, 2014, our total deposits were approximately $1.81 billion, 75.4% of which were core deposits (defined as total deposits excluding certificates of deposit). We seek to cross-sell deposit products at the time of loan origination to our clients as part of our focus on relationship banking in order to provide a stable source of funding. Our loan to deposit ratio was 87.3% at December 31, 2014.

Business Strategy

Our business strategy centers around the following initiatives:

•	Strengthen our franchise by increasing commercial banking relationships and market share. Our primary strategic focus is the transformation of the Bank from a residential/commercial real estate lender to a service-driven, relationship-based franchise with a focus on building the commercial banking business and a continued dedication to our retail banking and commercial real estate businesses. We believe there is an underserved base of small and middle market businesses that are interested in banking with a company headquartered in, and with decision-making authority based in, the markets in which we operate. We intend to maintain disciplined growth, a strong credit culture and a relationship-based and community service-focused approach to banking. We continue to recruit seasoned commercial banking talent and transition our corporate culture toward building relationships and pursuing cross-selling opportunities through a sales and service model.

•	Expansion of commercial lending services. We plan to increase our commercial banking staff and sales efforts, emphasizing our multi-family and other commercial real estate banking businesses and a comprehensive commercial and industrial banking program designed to service manufacturing businesses, professional service firms and privately owned businesses and their related business owners. We believe these services are a key component in our transition to a commercial bank.

•	Continue to improve asset quality. Over the last five years, we have dedicated significant resources to reducing our level of problem assets and improving our credit risk function, including implementing comprehensive credit policies, procedures and monitoring systems in order to better manage the loan portfolio and any delinquent and troubled loans. Through these efforts and working with customers sooner to resolve delinquency issues we have been able to show positive results in this area.

•

Build a scalable and efficient operating model. Our management team is focused on sustainable expense control across all lines of business. We continue to make investments in information technology to improve efficiencies and enhance customer service, including upgraded account and data processing systems, improved loan monitoring and quality control systems, as well as upgraded reporting systems. In addition, we are implementing a sales activity database in the retail area of the Bank to better track sales performance and market penetration.

•	Focus on generating core deposits. We continue to focus on growing our retail and commercial core deposits to fund our lending and investment opportunities by expanding our business development efforts, improving product offerings, including a rebranding effort and execution of an integrated strategic marketing plan. As part of the strategic plan, we are placing an emphasis on providing ancillary services such as debit cards, online banking, online bill pay, mobile banking and most recently mobile deposit via smart phones to enhance deposit growth.

Recent Developments

Change in Fiscal Year End

On December 18, 2013, the Board of Directors (the “Board”) approved the change of our fiscal year end from March 31 to December 31, beginning with December 31, 2013. References to any of our previous fiscal years mean the fiscal years ended on or before March 31, 2013. This report on Form 10-K covers the year ended December 31, 2014, nine months ended December 31, 2013 and the year ended March 31, 2013.

Initial Public Offering

In October 2014, the Company completed the IPO in which the Company issued and sold 250,000 shares of common stock at a public offering price of $26.00 per share. The Company also granted the underwriters a 30-day option to purchase up to 55,794 additional shares of common stock to cover any over-allotments which was executed for the full amount on October 30, 2014. The Company received net proceeds, which includes the proceeds from the over-allotments, of $5.6 million after deducting underwriting discounts and commissions of $517,000 and other offering expenses totaling $1.8 million. The underwriting discounts, commissions and other offering expenses were deducted against additional paid-in capital and were not included in operating expense of the Company. The Company’s shares are now listed on the Nasdaq Global Market under the symbol “ABCW.”

There were 9,547,587 shares of common stock outstanding as of December 31, 2014.

Purchase Agreement to Sell Bank Headquarters

In February 2014, the Bank entered into a purchase agreement with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street and the 261-stall parking ramp located at 126 South Carroll Street. The transaction closed on December 19, 2014 and a $1.4 million gain was recognized on the parcels that were not included in the subsequent lease between the Bank and the buyer. The Bank entered into a nine year lease to rent a portion of the office building, to house the branch currently located in the building and for additional office space. The gain of $6.4 million, related to the leased space sold and leased back, was deferred and will be amortized into income over the remaining term of the lease.

Sale of Branches

On December 31, 2014 the Bank sold the Richland Center branch, which was a leased facility, in rural Wisconsin. The sale consisted of selected loans, furniture and equipment and deposits. The amount of deposits sold was $16.6 million and a gain of $1.0 million was recorded on the sale.

On January 27, 2015, the Bank announced the sale of its Viroqua branch to another bank located in Wisconsin. The purchasing bank will assume approximately $12.0 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of May 2015.

Management regularly and periodically evaluates and assesses all aspects of the Bank’s operations, including, but not limited to, retail branch delivery and placement of its support functions, for opportunities to improve the profitability of the Company. In the case of branch delivery, this could include the closure, relocation, sale or other disposal of a branch or addition to the current branch structure.

Credit Card Arrangement

Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (“ELAN”), pursuant to an agency arrangement under which the Company participates in outstanding balances, currently at levels of 25% to 28%. The Company also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio net of our share of losses. This agreement expired on December 31, 2014.

A new agreement was signed with ELAN effective January 1, 2015 providing the Bank an origination fee for each card sold. The Bank also receives a monthly fee from ELAN resulting from the performance of the originated portfolio, based on 11% of the interest income and 25% of the interchange income. As part of the new agreement, the Bank agreed to sell back to ELAN its participation in outstanding credit card balances totaling $6.6 million with no gain or loss recognized. The Bank is therefore no longer exposed to credit risk from the underlying consumer credit.

Purchase of New Building

On January 28, 2015 the Bank completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility will house a number of support departments involving approximately 200 employees. Management believes this move should improve workgroup efficiencies.

Lending Activities

General. At December 31, 2014, the Bank’s loans held for investment, net totaled $1.52 billion, representing approximately 73.2% of its $2.08 billion of total assets at that date. Loans held for investment, net based on the portfolio segment consist of single-family residential loans with a gross loan balance of $541.2 million, multi-family residential loans of $265.7 million, commercial real estate loans of $311.3 million, land and construction loans of $106.4 million, commercial and industrial loans of $16.5 million, and consumer loans of $341.9 million.

The Bank originates residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market. The Bank also originates loans for commercial, corporate and business purposes, lines of credit, equipment, owner occupied real estate loans as well as commercial real estate loans, which include land and construction, multifamily, retail/office and other commercial real estate. Further, the Bank offers consumer loans which are primarily made up of closed end second mortgage and home equity lines of credit (“HELOCs”) in order to provide a wider range of financial services to our customers.

Loan Portfolio Composition. The following table presents the composition of loans held for investment, net at the dates indicated.

	December 31,				March 31,
	2014		2013		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential	$541,211	34.2%	$529,777	32.7%	$547,720	31.1%	$564,427	25.8%	$648,514	24.2%
Multi-family	265,735	16.8	281,917	17.4	287,447	16.3	342,216	15.6	423,587	15.8
Commercial real estate	311,338	19.7	328,388	20.2	371,543	21.1	546,552	25.0	696,127	25.9
Land and construction	106,436	6.7	92,050	5.7	111,953	6.3	186,048	8.5	251,043	9.4

Total mortgage	1,224,720	77.4	1,232,132	76.0	1,318,663	74.8	1,639,243	74.9	2,019,271	75.3
Home equity loans and lines of credit	220,182	13.9	226,225	14.0	234,380	13.3	253,763	11.6	268,786	10.0
Education	108,384	6.9	129,520	8.0	166,429	9.4	240,331	11.0	276,735	10.3
Other	13,305	0.8	12,086	0.7	13,150	0.8	15,769	0.7	18,365	0.7

Total consumer	341,871	21.6	367,831	22.7	413,959	23.5	509,863	23.3	563,886	21.0
Commercial and industrial loans	16,514	1.0	21,591	1.3	30,574	1.7	38,977	1.8	99,689	3.7

Total commercial industrial loans	16,514	1.0	21,591	1.3	30,574	1.7	38,977	1.8	99,689	3.7

Total gross loans	1,583,105	100.0%	1,621,554	100.0%	1,763,196	100.0%	2,188,083	100.0%	2,682,846	100.0%

Allowance for loan losses	(47,037)		(65,182)		(79,815)		(111,215)		(150,122)
Undisbursed loan proceeds	(10,080)		(10,322)		(10,997)		(16,034)		(8,761)
Unearned loan fees, net	(1,544)		(1,722)		(1,838)		(3,086)		(3,476)
Unearned interest	(5)		(4)		(3)		(4)		(115)
Net discount on purchased loans	—		—		—		—		(5)

Total loan contra balances	(58,666)		(77,230)		(92,653)		(130,339)		(162,479)

Loans held for investment, net	$1,524,439		$1,544,324		$1,670,543		$2,057,744		$2,520,367

The following table presents the scheduled contractual maturities of gross loans held for investment as of December 31, 2014, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates disaggregated according to current classifications.

	Residential	Commercial and Industrial	Commercal Real Estate	Consumer	Total
	(In Thousands)
Amounts due:
In one year or less	$3,022	$3,130	$148,800	$19,904	$174,856
After one year through five years	14,707	10,456	322,482	119,135	466,780
After five years	523,482	2,928	212,227	202,832	941,469

	$541,211	$16,514	$683,509	$341,871	$1,583,105

Interest rate terms on amounts due after one year:
Fixed	$225,043	$8,497	$319,166	$211,393	$764,099
Adjustable	313,146	4,887	215,543	110,574	644,150

Residential Loans

At December 31, 2014, $541.2 million, or 34.2%, of the total gross loans consisted of single-family residential loans. Residential loans consist of both adjustable and fixed-rate first lien mortgage loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a margin over a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Company originates a very limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization or option payment adjustable-rate mortgages.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. We believe that the risks associated with changes in interest rates, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At December 31, 2014, approximately $313.5 million, or 57.9%, of the held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Company originates intermediate and long-term, fixed-rate conventional mortgage loans. Current production of these loans (with terms of 15 years or more) are generally sold to institutional investors, while a portion of loan production is retained in the held for investment portfolio. In order to provide a full range of products to its customers, the Company also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”). The right to service substantially all loans sold is retained.

At December 31, 2014, approximately $227.7 million, or 42.1%, of the held for investment residential gross loan balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Company originates loans for commercial and business purposes, including issuing letters of credit. At December 31, 2014, the gross loan balance of commercial and industrial loans amounted to $16.5 million, or 1.0%, of the total gross loans. The commercial and industrial loan portfolio is comprised of loans that are funded for a variety of business purposes and generally are secured by equipment, real estate and other business assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Company originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At December 31, 2014, $683.5 million of gross loans were secured by commercial real estate, which represented 43.2% of the total gross loans.

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have fixed interest rates, amortization periods of 15 to 30 years, as well as balloon payments of two to seven years. The origination of such loans is generally limited to our primary market area, concentrated in Wisconsin’s greater Madison, Fox Valley and Milwaukee regions.

Consumer Loans

The Company offers consumer loans in order to provide a wider range of financial services to its customers. At December 31, 2014, $341.9 million, or 21.6%, of the total gross loans consisted of consumer loans. Consumer loans, which include home equity loans, typically have higher interest rates than residential loans but generally involve more risk than residential loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $108.4 million, or 6.9%, of the total gross loans at December 31, 2014 consisted of education loans. The origination of education loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Company up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. Although direct education loans, without a government guarantee, may be originated, we believe the risk-adjusted returns for these loans continue to be unattractive. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the year ended December 31, 2014, the nine months ended December 31, 2013 or the fiscal year ended March 31, 2013.

Consumer loans secured by real estate include both first and second mortgages and consist primarily of the Express Refinance loan product (the Bank’s expedited first mortgage refinance and home equity loan product). Express Refinance loans are available for owner occupied one- to two-family residential properties, with loan amounts up to $200,000, a fixed interest rate, up to 15 year amortization, low fees and rapid closing timeframes. The primary home equity loan product is a home equity line of credit that has an adjustable rate linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 85% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Beginning February 2015, the bank no longer offers the interest only payment option on new home equity lines of credit. Instead all loans will be underwritten as if they were fully amortized over the life of the line and a minimum payment of 1% of the outstanding balance is due each month.

In March 2015 the Bank plans to offer a debit card for new and existing home equity lines of credit.

Net Fee Income From Lending Activities

Loan origination, commitment and other loan fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment to the related loan’s yield.

The Company also receives other fees and charges relating to existing residential, commercial and consumer loans, which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. Other types of loans also generate fee income. These include annual fees assessed on credit card accounts, transactional fees relating to credit card usage and late charges on consumer loans.

Origination, Purchase and Sale of Loans

The Company’s new loan production comes from a number of sources. Residential mortgage loan production is originated primarily from depositors, branch customers, the Company’s website, non-compensated referrals from real estate brokers, builders and direct solicitations. Commercial real estate and commercial and industrial loan production is obtained by direct solicitations and referrals. Consumer loans are originated from branch customers, existing depositors and mortgagors, and direct solicitation.

Credit Approvals

Loans may be approved by designated underwriting/concurrence officers or the Senior Loan Committee, within pre-established limits, or by the Board of Directors. These pre-established limits are as follows:

•	Less than $1.5 million can be approved by a designated underwriting/concurrence officer;

•	$1.5 million to $4.0 million must be approved by the Senior Loan Committee;

•	In excess of $4.0 million must be approved by the Board.

The Company regularly reviews its credit policies and these policies remain subject to amendment with the approval of the Board.

Appraisals and Underwriting

Property appraisals or evaluations on the real estate and improvements securing single-family residential loans are made by independent appraisers and managed by a third party appraisal management company, during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.

The Company’s general policy, for residential mortgage loans, is to lend up to the lesser of 80% of the appraised value or purchase price of the property. The Company will lend more than 80% of the appraised value of the property, but will require that the borrower obtain, private mortgage insurance in an amount intended to reduce exposure to 80% or less of the appraised value of the underlying property. At December 31, 2014, approximately $90.7 million, or 5.8%, of loans had original loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount. The Company offers higher LTV lending on a limited basis for community oriented and personal loan programs.

The Company’s underwriting criteria generally require that multi-family and commercial real estate loans have loan-to-value ratios of 80% or less and debt service coverage ratios of at least 1.15% to 1.30%, depending on the asset class. The Bank has also introduced an underwriting criteria of a debt yield ratio which ranges from a minimum of 8.5% to 10%. Personal guarantees are also obtained on most multi-family residential, commercial real estate loans and business loans. The Bank does obtain appraisals of the collateral from independent appraisal firms.

The portfolio of commercial real estate and commercial and industrial loans is monitored on a continuing basis by the relationship manager who is responsible for identifying and reporting recommendations to mitigate risk rating in the portfolio. The risk management function provides an independent review of this activity.

Loan Sales

The Company has been actively involved in the mortgage secondary market since the mid-1980s and generally originates single-family residential mortgage loans under terms, conditions and documentation which permit sale to investors. A significant portion of the fixed-rate, single-family residential loans with terms over 10 years originated are sold to investors. The Company attempts to limit any interest rate risk created by interest rate lock commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of unhedged commitments at any one time. Forward sale contracts and agency mortgage-back security commitments are used to economically hedge closed loans and rate lock commitments to customers range from 70% to 100% of the closed and committed amounts.

The following table presents the activity in loans held for sale:

	Year Ended December 31,	Nine Months Ended December 31,	Year Ended March 31,
	2014	2013	2013
	(In thousands)
Beginning Balance	$3,085	$18,058	$39,332
Originations	146,894	228,748	898,960
Sales	(143,385)	(243,721)	(920,234)

Ending Balance	$6,594	$3,085	$18,058

Loan Servicing

The Company generally services all originated loans that have been sold into the secondary market. Servicing fees are recognized when the related loan payments are received. At December 31, 2014, $2.47 billion of loans are serviced for others.

At December 31, 2014, approximately $108.4 million of education loans, $4.9 million of purchased participation mortgage loans and $6.6 million of credit card loans were being serviced for the Company by others.

Delinquency Procedures

Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, internal collection procedures are instituted. The borrower is contacted to determine the reason for non-payment and attempts are made to cure the delinquency. Loan status, the condition of the property, and circumstances of the borrower are regularly reviewed. Based upon the results of our review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure, agree to the terms of a short sale or initiate foreclosure proceedings.

A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower’s financial ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Company will generally bid an amount reasonably equivalent to the fair value of the foreclosed property or the amount of judgment due.

Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (“OREO”) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized, generally those greater than $10,000; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Consolidated Statement of Operations if, in the opinion of management, additional losses are deemed probable.

For discussion of the Company’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Also see Notes 1 and 5 to the Consolidated Financial Statements in Item 8.

Investment Securities

In addition to lending activities, the Company conducts other investing activities on an ongoing basis in order to diversify assets, limit interest rate and credit risk, and meet regulatory liquidity requirements. The Company invests in securities, primarily in mortgage-related securities which are insured or guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae; and U.S. government agency obligations. Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors.

Management determines the appropriate financial reporting classification of securities at the time of purchase. Debt securities may be classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Securities are classified as trading when the Company intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading or held to maturity at December 31, 2014, December 31, 2013 or at March 31, 2013.

Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax (if any), reported as a separate component of stockholders’ equity (deficit). For the year ended December 31, 2014, the nine months ended December 31, 2013 and fiscal year ended March 31, 2013, this component of stockholders’ equity increased $4.2 million, decreased $10.2 million and increased $3.4 million, respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale.

The Company’s investment policy which conforms with OCC regulations, permits investments including U.S. Government obligations, municipal bonds, mortgage-backed securities, securities issued by various federal agencies, corporate debt, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.

Agency-backed securities increase the quality of the Company’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 2014, securities with a fair value of $294.6 million held by the Company either were AAA rated or are guaranteed by government sponsored agencies. At December 31, 2014, $121.5 million of the Company’s securities available for sale were pledged to secure various obligations of the Company.

The table below sets forth information regarding the amortized cost and fair values of the Company’s investment securities at the dates indicated.

	December 31,				March 31, 2013
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,245	$3,261	$3,359	$3,376	$3,444	$3,504
Corporate stock and bond	1	3	88	355	152	264
Non-agency CMOs	59	27	6,452	6,208	7,885	7,549
Government sponsored agency mortgage-backed securities	120,627	120,621	50,721	50,158	2,975	3,184
GNMA mortgage-backed securities	173,069	170,687	223,874	217,775	248,752	252,286

	$297,001	$294,599	$284,494	$277,872	$263,208	$266,787

The Company’s mortgage-backed securities are made up of GNMA, government sponsored agency mortgage-backed securities, and non-agency mortgage-backed securities. The fair value of the mortgage-backed securities available for sale amounted to $291.3 million at December 31, 2014.

The following table sets forth the maturity and weighted average yield characteristics of investment securities at December 31, 2014, classified by term to maturity and reported at fair value.

	One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars in thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,261	1.08%	$—	—%	$—	—%	$3,261
Corporate stock and bond	—	—	—	—	3	—	3
Non-agency CMOs	—	—	2	7.94	25	5.81	27
Government sponsored agency mortgage-backed securities	96	4.50	11,998	1.67	108,527	2.00	120,621
GNMA mortgage-backed securities	188	4.97	—	—	170,499	1.87	170,687

Total investment securities	$3,545	1.37%	$12,000	1.67%	$279,054	1.92%	$294,599

Due to prepayments of the underlying loans, the actual maturities of certain investment securities are expected to be substantially earlier than the scheduled maturities.

For additional information regarding investment securities, see the Consolidated Financial Statements, including Note 4 thereto in Item 8.

Sources of Funds

General. Deposits are a major source of the Company’s funds for lending and other investment activities. In addition to retail and commercial deposits, funds are derived from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB of Chicago and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by the general level of interest rates, economic conditions, the stock market and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

Deposits. The Company’s deposit products include passbook and statement savings accounts, business and personal non-interest bearing checking, business and personal interest bearing checking accounts, business and personal money market deposit accounts and certificates of deposit ranging in terms from 42 days to five years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more (“jumbo certificates”).

In late 2013 the bank introduced a new consumer checking line-up that no longer offered “Free Checking”, but did introduce an activity-based checking account that was fee free for certain activities and also introduced a relationship checking account to reward high balance customers with a number of free benefits. In the first quarter of 2015 the bank modified its basic business checking account by introducing a minimum balance requirement to avoid a fee. It also put limits on the amount of free coin and currency processing for this account as well as other business checking products. These conditions are consistent with market terms and conditions imposed by banks with profiles similar to us.

Deposits are obtained primarily from residents of Wisconsin. The Company attracts deposits through a network of branch locations by utilizing a customer sales and service plan and by offering a wide variety of accounts and services, competitive interest rates and convenient customer hours. In determining the characteristics of deposit accounts, consideration is given to the profitability and liquidity of the Company, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by competitors. At December 31, 2014, there were no brokered deposits included in the $1.81 billion of total deposits.

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2014 and 2013.

At December 31, 2014	Three Months and Less	Over Three Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total

Interest Rate
	(In thousands)
0.00% to 0.99%	$86,393	$186,310	$79,733	$6,707	$4,747	$363,890
1.00% to 1.99%	270	2,757	15,571	23,419	29,601	71,618
2.00% to 2.99%	1,481	1,634	8,590	—	—	11,705

	$88,144	$190,701	$103,894	$30,126	$34,348	$447,213

At December 31, 2013	Three Months and Less	Over Three Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total

Interest Rate
	(In thousands)
0.00% to 0.99%	$132,706	$228,795	$81,164	$7,443	$7,299	$457,407
1.00% to 1.99%	965	5,155	3,183	16,664	41,795	67,762
2.00% to 3.99%	4,486	6,408	3,473	9,059	—	23,426
4.00% and above	2,374	—	—	—	—	2,374

	$140,531	$240,358	$87,820	$33,166	$49,094	$550,969

At December 31, 2014, $69.2 million of certificates of deposit were greater than or equal to $100,000, of which $16.0 million are scheduled to mature in less than three months, $9.5 million in three to six months, $17.0 million in six to twelve months and $26.8 million in over twelve months. Certificates of deposit with balances greater than or equal to the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 totaled $7.9 million at December 31, 2014.

Borrowings. From time to time the Company obtains advances from the FHLB of Chicago, which generally are secured by capital stock of the FHLB of Chicago and certain mortgage loans and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

At March 31, 2013, the Company had drawn $116.3 million under a short-term line of credit. The Company settled the obligation in full as part of the recapitalization during the quarter ended September 30, 2013. See Note 10 to the Company’s Consolidated Financial Statements in Item 8 for more information on its borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for borrowings at the dates indicated.

	December 31,				March 31,
	2014		2013		2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$10,000	2.33%	$10,000	2.33%	$197,500	3.06%
Credit agreement	—	—	—	—	116,300	15.00
Repurchase agreements	3,569	0.10	2,636	0.10	3,425	0.14
Long Term Lease Obligation	183	2.46	241	2.46	—	—

Total	$13,752	1.75	$12,877	1.88	$317,225	7.41

The following table sets forth information relating to short-term borrowings with original maturities of one year or less for the periods indicated.

	December 31,				March 31,
	2014		2013		2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Balance at end of period:
FHLB advances	$—	—%	$—	—%	$—	—%
Credit agreement	—	—	—	—	116,300	15.00
Repurchase agreements	3,569	0.10	2,636	0.10	3,425	0.14
Maximum month-end balance:
FHLB advances	$—	—%	$—	—%	$—	—%
Credit agreement	—	—	116,300	15.00	116,300	15.00
Repurchase agreements	3,569	0.10	4,949	0.12	3,786	0.21
Average balance:
FHLB advances	$—	—%	$3,055	0.09%	$—	—%
Credit agreement	—	—	75,701	9.30	116,300	15.00
Repurchase agreements	3,030	0.10	5,122	0.09	2,914	0.14

Subsidiaries

Investment Directions, Inc. (“IDI”) is a wholly owned, non-banking subsidiary of the Company that has invested in various limited partnerships and subsidiaries funded by borrowings from us. The assets at IDI totaling $520,000 and $369,000 at December 31, 2014 and 2013, respectively, primarily include cash compared to $831,000 at March 31, 2013 which included cash, an equity interest in one commercial enterprise and one real estate development along with various notes receivable and an intercompany receivable which was settled during the quarter ended December 31, 2013.

ADPC Corporation. (“ADPC”) is a wholly owned subsidiary of the Bank that holds certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at December 31, 2014 and 2013 remained unchanged at $4.1million. ADPC had no net income or loss for the year ended December 31, 2014, net income of $331,000 for the nine months ended December 31, 2013 and a net loss of $153,000 for the fiscal year ended March 31, 2013.

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

The Dodd-Frank Act

The Dodd-Frank Act imposes significant regulatory and compliance requirements on financial institutions, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC, and the FDIC. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.

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

Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

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

Permissible Activities and Investments

A particular subset of SLHCs are generally permitted to engage in nonbanking and commercial activities without restriction. These SLHCs are known as “grandfathered unitary SLHCs.” A “grandfathered unitary SLHC” is a SLHC that owned a single savings association, or for which an application to acquire a single savings association was pending, on or before May 4, 1999. The Company currently qualifies as a grandfathered unitary SLHC and, as such, is generally permitted to engage in nonbanking and commercial activities without restriction.

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

Qualified Thrift Lender Test

Federal banking laws require a thrift to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities, on a monthly average basis in at least nine months out of every twelve months. A thrift that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends. Specifically, the thrift is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to remedial enforcement action. At December 31, 2014, the amount of the Bank’s assets invested in qualified thrift investments exceeded the percentage required to qualify the Bank under the QTL test.

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

Tier 1 capital (core capital) includes common stockholders’ equity (including common stock, additional paid-in capital and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and non-controlling interests in the equity accounts of fully consolidated subsidiaries. Intangible assets generally must be deducted from tier 1 capital, other than certain servicing assets and purchased credit card relationships, subject to limitations.

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

As of December 31, 2014, the Bank met the standard minimum regulatory capital requirements noted above, with tier 1 (core) capital, tier 1 risk-based capital and total risk-based capital ratios of 10.43%, 16.97% and 18.25%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OCC determines that the institution’s capital was or may become inadequate in view of its particular circumstances.

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

The Company and the Bank anticipate being “Well Capitalized” under Basel III Capital Rules.

Prompt Corrective Action

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is currently deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is less than adequately capitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver.

In addition, when effective the Basel III Capital Rules will amend the thresholds under the PCA framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

As of December 31, 2014, the Bank was “well capitalized” under regulatory standards. See Note 11 in the Notes to Consolidated Financial Statements contained in Item 8.

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

At December 31, 2014 and December 31, 2013, the Bank had no outstanding brokered deposits.

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

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every financial institution have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, financial institutions are required to adopt a customer identification program as part of its BSA compliance program. Financial institution are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA.

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

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

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the Consumer Financial Protection Bureau (“CFPB”) by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

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

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted a final rule implementing the so-called “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rule became effective April 1, 2014 and had no financial impact on the Company.

Legislative and Regulatory Proposals

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before the FDIC, the OCC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the Internal Revenue Service (“IRS”) and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Taxation

Federal. The Company files a consolidated federal income tax return on behalf of itself, the Bank and its subsidiaries on a calendar tax year basis.

State. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of the Company’s consolidated income tax group.

Tax Attribute Preservation Provision

In connection with the Plan of Reorganization the Amended Charter contains provisions to protect certain tax attributes of the Company and its subsidiaries following emergence from bankruptcy as summarized below.

Until the third anniversary of the Effective Date, unless approved by the Board in accordance with the procedures set forth in the Amended Charter and subject to certain exceptions for permitted transfers, any attempted transfer of the Company’s common stock is prohibited and void ab initio to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the outstanding shares of common stock or preferred stock of the Company or (ii) the ownership interest in the Company of any of its existing 5% Stockholders will be increased. The Expiration Date may be extended in the Board’s discretion until the sixth anniversary of the Effective Date in order to protect the tax attributes of the Company.

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

We are primarily a community-oriented commercially focused retail bank offering traditional deposit products and have historically focused on retail banking and residential mortgage lending. We have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits, including transforming our business to a relationship-focused commercial bank, the expansion of our commercial banking services and our other business strategies. These strategies include, over time, expanding our business banking operations. Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from competitors. There are costs, risks and uncertainties associated with the development, implementation and execution of these initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, financial condition or results of operations.

We have a significant deferred tax asset that may not be fully realized in the future.

Our net deferred tax asset totaled $113.1 million as of December 31, 2014. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods that the related net operating losses and certain recognized built-in losses and net unrealized built-in losses, if any (collectively, “pre-change losses”), may be utilized and is also subject to the rules of Section 382 of the Code, described below. If our estimates and assumptions about future taxable income are not accurate, the value of our deferred tax asset may not be recoverable and our cash flow available to fund operations could be adversely affected. While there currently is no limitation on our ability to utilize the deferred tax asset other than the ability to generate sufficient income, due to the uncertainty with respect to the recognition of the deferred tax asset, it has been fully reserved.

Our ability to realize the benefit of our deferred tax assets may be materially impaired.

Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the” Code”). Due to the complexity of Section 382, it is difficult to conclude with certainty at any given point in time whether an “ownership change” has occurred. A Company that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-change losses equal to the equity value of the Company immediately before the ownership change (in some cases, reduced by certain capital contributions received in the two years preceding the ownership change), multiplied by the applicable “long-term tax-exempt rate” (a rate that changes monthly and was 2.8% for ownership changes occurring in December 2014). While the Tax Attribute Preservation Provision (as defined below) has been included in our Amended Charter to prohibit and void ab initio future transactions in our common stock that would result in an ownership change, such an ownership change nevertheless could occur in the future, which likely would have a material adverse effect on our results of operations, financial condition and stockholder value. Any change in applicable law may result in an ownership change. Further, this provision may limit our ability to raise capital by selling shares of our common stock.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when we believe that repayment of principal is unlikely. Our level of non-performing loans decreased significantly in the year ended December 31, 2014, relative to the prior year period.

However, any material declines in the creditworthiness of our customers, real estate market conditions and values, general economic conditions or changes in regulatory policies would likely result in a higher probability that principal on some loans will not be repaid and require us to increase our allowance for loan losses. A material increase in the allowance for loan losses would adversely affect our results of operations and our capital.

The Bank’s business is subject to liquidity risk, and changes in its source of funds may adversely affect our performance and financial condition by increasing its cost of funds.

The Bank’s ability to make loans and fund expenses is directly related to its ability to secure funding. Retail and commercial deposits and core deposits are the Bank’s primary source of liquidity. The Bank also relies on cash from payments received from loans and investments, as well as advances from the FHLB of Chicago as a funding source.

Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans and payment of operating expenses. Core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-cost source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage unplanned decreases or changes in funding sources. Significant fluctuations in lower cost funding vehicles would cause the Bank to pursue higher cost funding which would adversely affect our financial condition and results of operations.

The Company’s liquidity is largely dependent upon our ability to receive dividends from the Bank, which accounts for substantially all our revenue, could affect our ability to pay dividends, and we may be unable to generate liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

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

The Bank owns capital stock of the FHLB of Chicago. The capital stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Chicago’s advance program. There is no market for the FHLB of Chicago capital stock and, while redemptions may be requested, they are at the discretion of the FHLB of Chicago.

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

Our success depends, in part, on the ability to adapt products and services to evolving industry and regulatory standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

Deterioration in the real estate markets and economic conditions could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

Our success depends on general and local economic conditions, and real estate and business markets in which we do business. The commercial and residential real estate markets experienced weakness during the recent economic downturn. Any future declines in real estate values may reduce the value of collateral securing loans and impact the customer’s ability to borrow or repay. Increases in delinquency levels or declines in real estate values could have a material negative effect on our business and results of operations.

While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

Our earnings and cash flows depend to a great extent upon the level of our net interest income. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the level of non-performing loans. The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

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

We attempt to manage our risk from changes in market interest rates through asset/liability management by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest bearing liabilities. Interest rate risk management techniques, however, are not precise, and we may not be able to successfully manage our interest rate risk. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.

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

Our business is primarily located in Wisconsin. Due to our lack of geographic diversification, we are particularly vulnerable to adverse changes in economic conditions in Wisconsin, and the Midwest more generally. The economic conditions in Wisconsin and the Midwest affect our business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin and the Midwest or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

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

In connection with the Plan of Reorganization the Amended Charter contains provisions to protect certain tax attributes of the Company and its subsidiaries following emergence from bankruptcy as summarized below.

Until the third anniversary of the Effective Date, unless approved by the Board in accordance with the procedures set forth in the Amended Charter and subject to certain exceptions for permitted transfers, any attempted transfer of the Company’s common stock is prohibited and void ab initio to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the outstanding shares of common stock or preferred stock of the Company or (ii) the ownership interest in the Company of any of its existing 5% Stockholders will be increased. The Expiration Date may be extended in the Board’s discretion until the sixth anniversary of the Effective Date in order to protect the tax attributes of the Company.

The existence of the Tax Attribute Preservation Provision may make it more difficult, delay, discourage, prevent or make it more costly to acquire us or affect a change-in-control that is not approved by the Board. This, in turn, could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and adversely affect the market price of our common stock.

We may suffer substantial losses due to our agreements to indemnify the Investors and the Secondary Investors against a broad range of potential claims.

In connection with the Investor SPAs and the Secondary Stock Purchase Agreements (“Secondary SPAs”), we agreed to indemnify the Investors and the Secondary Investors, respectively, for a broad range of claims, including any inaccuracies or breaches of our representations and warranties in the Investor SPAs or the Secondary SPAs, as applicable, entered into in connection with the Plan of Reorganization and any losses arising out of or resulting from any legal, administrative or other proceedings arising out of the transactions contemplated by such Investor SPAs or the Secondary SPAs, as applicable, and the terms of the securities offered thereby. While these indemnities are capped at the purchase price applicable to each Investor under their respective Investor SPA, if all or some claims were successfully brought against us, it could potentially result in significant losses for us.

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

Risks Related to the Ownership of our Common Stock

An active, liquid and orderly trading market for our common stock may not develop and the stock price may be volatile.

Since our common stock is not widely traded, its market value could be subject to wide fluctuations in response to various risk factors including:

•	changes in laws or regulations applicable to our industry, products or services;

•	additions or departures of key personnel;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market value and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales of our common stock by us or our stockholders;

•	the expiration of contractual lock-up agreements;

•	litigation involving us, our industry or both;

•	the impact of changes in the economic environment;

•	the impact of changes in the political environment;

•	activities by our competitors;

•	loss of significant customers;

•	major catastrophic events; and

•	general economic and market conditions and trends.

As a result of the Plan of Reorganization, a limited number of stockholders are substantial holders of the shares of our common stock.

As a result of the Private Placements pursuant to the Plan of Reorganization, as of September 30, 2013, certain Investors own up to 9.9% of our common stock and certain other Investors own up to 4.9% of our common stock. Having a large portion of our shares of common stock held by a relatively small number of stockholders could result in a material impact on the trading volume and price per share of our common stock if any of these stockholders decide to sell a significant portion of their holdings. As a result, a small number of holders of our common stock are able to exercise significant influence over matters requiring stockholder approval.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Transactions with other financial institutions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk is likely to be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any losses resulting from such defaults by us, our counterparties or our clients could materially and adversely affect our results of operations.

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

Our ability to generate revenues through mortgage loan sales to institutional depends to a significant degree on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. Our status as a Fannie Mae and Freddie Mac approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guides.

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

We may not be able to obtain the written approvals described above in a timely manner or at all. If we fail to meet these regulatory requirements such failure could adversely affect our ability to attract and retain management and directors.

New activities and expansion plans may require regulatory approvals, and failure to obtain them may restrict our growth.

We must generally receive federal regulatory approval before we can acquire an institution or business, or engage in certain activities. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA), the effectiveness of the acquiring institution in combating money laundering activities, and the existence of any outstanding enforcement actions. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. The failure to obtain required regulatory approvals may impact our business plans and restrict our growth.

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

Market developments have significantly depleted the Deposit Insurance Fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.

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

As a result of the enactment of the Basel III Capital Rules, the Company will formally become subject to regulatory capital requirements, and the Bank could be subject to increased required capital levels. The Basel III Capital Rules become effective as applied to the Company and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. Since the effective date of Basel III neither the Company nor the Bank has experienced any material impact involving the new rules. Subsequent potential rules adjustment by the regulatory governing bodies could still impact the Company or the Bank when they become effective.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

At December 31, 2014, the Company conducted its business from its main office headquarters, which includes a full service branch, at 25 West Main Street, Madison, Wisconsin and 52 other full-service offices and one loan origination office. The Bank owns 33 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 16 full-service offices. The leases expire between 2015 and 2029. The Bank also owned its headquarters building, adjacent surface parking lot and parking garage. During 2014 the Bank entered into a sale transaction on its headquarters building, the adjacent surface parking lot and the parking garage and subsequently entered into a leaseback agreement involving its headquarters building and the adjacent surface parking lot and sold its Richland Center branch. In January 2015 the Company entered into an agreement to sell the Viroqua branch subject to regulatory approval and purchased a building located on the east side of Madison, Wisconsin. See Note 7 Premises, Equipment and Lease Commitments, and Note 20 Subsequent Events included in Item 8 for a further discussion of these events.

Item 3.	Legal Proceedings

In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On October 22, 2014 the Company completed its initial public offering in which the Company issued and sold 250,000 shares of its common stock at a public offering price of $26.00 per share. In addition the underwriters of the offering purchased an additional 55,794 shares at the offering price on October 30, 2014 to cover overallotments. Our common stock is listed on the NASDAQ Global Market under the symbol “ABCW”.

All shares of the outstanding Legacy Common Stock, including shares held as treasury stock and in any stock incentive plans, were cancelled on September 27, 2013 pursuant to the Plan of Reorganization.

The Company had 725 stockholders of record at February 28, 2015.

Quarterly Stock Price and Dividend Information

The table below presents the reported high and low sale prices of the Company’s common stock during the periods indicated. As noted previously, the Company completed its initial public offering of common stock in October 2014, and the common stock was listed for trading upon completion of the initial public offering. Accordingly, the table below shows only the fourth quarter of 2014.

Quarter Ended	High	Low	Cash Dividend
December 31, 2014	$35.00	$29.51	$—

For information regarding restrictions on the payments of dividends by the Bank to the Company, see “Item 1. Business – Regulation and Supervision “Item 1A. Risk Factors – Risks Related to Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Dividends

There were no dividends declared or paid on the Company’s common stock for the year ended December 31, 2014, the nine months ended December 31, 2013 or the fiscal year ended March 31, 2013.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the quarter ended December 31, 2014.

Repurchases of Common Stock

There were no repurchases of the Company’s common stock for the quarter ended December 31, 2014.

Item 6.	Selected Financial Data

The following information at and for the year ended December 31, 2014, the nine months ended December 31, 2013 and the fiscal years ended March 31, 2013, 2012, and 2011 has been derived primarily from the Company’s historical audited consolidated financial statements for those periods.

	Year Ended December 31,	Nine Months Ended December 31,	Fiscal Year Ended March 31,
	2014	2013	2013	2012	2011
	(Dollars in thousands – except per share amounts)
Operations:
Interest income	$75,580	$62,223	$99,882	$127,253	$166,467
Interest expense	4,344	14,117	37,399	55,329	81,383
Provision for loan losses	(4,585)	275	7,733	33,887	50,325
Non-interest income (1)	30,519	159,533	45,901	49,261	59,260
Non-interest expense	91,708	95,732	135,004	124,026	135,033
Income (loss) before income taxes	14,632	111,632	(34,353)	(36,728)	(41,014)
Income tax expense (benefit)	10	9	(181)	10	164
Net income (loss)	14,622	111,623	(34,172)	(36,738)	(41,178)
Preferred stock dividends in arrears (2)	—	(2,538)	(6,560)	(6,278)	(5,934)
Preferred stock discount accretion	—	(6,167)	(7,412)	(7,413)	(7,412)
Retirement of preferred shares	—	104,000	—	—	—
Net income (loss) available to common equity	14,622	206,918	(48,144)	(50,429)	(54,524)
Per Common Share:
Basic earnings (loss)	$1.61	$12.18	$(2.27)	$(2.37)	$(2.57)
Diluted earnings (loss)	1.60	12.18	(2.27)	(2.37)	(2.57)
Book value	23.85	22.34	(7.99)	(6.57)	(5.80)
Dividends	—	—	—	—	—
Financial Condition:
Total assets	$2,082,379	$2,112,474	$2,367,583	$2,789,452	$3,394,825
Investment securities available for sale (AFS)	294,599	277,872	266,787	242,299	523,289
Loans held for investment, net	1,524,439	1,544,324	1,670,543	2,057,744	2,520,367
Deposits	1,814,171	1,875,293	2,025,025	2,264,901	2,699,433
Other borrowed funds	13,752	12,877	317,225	476,103	659,005
Stockholders’ equity (deficit)	227,663	202,198	(59,864)	(29,550)	(13,171)
Common shares outstanding (3)	9,547,587	9,050,000	21,247,225	21,247,725	21,247,725
Other Financial Data:
Yield on interest-earning assets	3.74%	3.80%	3.96%	4.34%	4.59%
Cost of funds	0.23	0.86	1.45	1.79	2.16
Interest rate spread	3.51	2.94	2.51	2.55	2.43
Net interest margin (4)	3.53	2.94	2.48	2.45	2.34
Return on average assets (5)	0.69	6.54	(1.30)	(1.17)	(1.07)
Average equity (deficit) to average assets	10.04	1.19	(1.32)	(0.49)	0.65

(1)	The period ended December 31, 2013 includes $134.5 million for extinguishment of debt.
(2)	All periods include compounding.
(3)	At December 31, 2013 common shares outstanding represent all new common stock issued pursuant to the Plan of Reorganization. All legacy common shares were cancelled.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Return on average assets represents net income (loss) as a percentage of average total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion and analysis of the Company’s financial condition and results of operations, including information on asset/liability management strategies, sources of liquidity and capital resources and critical accounting policies at the dates and for the periods indicated.

Management is required to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be its critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our Board of Directors. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

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

Fair Value Measurements

In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under Generally Accepted Accounting Principles (“GAAP”) that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists. For a more detailed discussion, see Notes 1 and 16 in the Notes to Consolidated Financial Statements contained in Item 8.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses – at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the allowance for loan losses is determined based on periodic evaluations of the loan portfolios and other relevant factors. The allowance for loan losses is comprised of general and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general and specific allowance in an effort to update and refine the estimate. See Notes 1 and 5 in the Notes to Consolidated Financial Statements contained in Item 8.

Valuation of OREO

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. When a loan is transferred to OREO the write down to fair value less estimated selling costs is charged to the allowance for loan losses. See Notes 1 and 6 in the Notes to Consolidated Financial Statements contained in Item 8.

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. See Notes 1 and 8 in the Notes to Consolidated Financial Statements contained in Item 8.

Deferred Tax Assets

The Company’s provision for federal income taxes results in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable income or deductible expenses in future periods. The Company regularly reviews the carrying amount of its net deferred tax assets (net of deferred tax liabilities) to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the

Corporation’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets.

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

As a result this evaluation, the full valuation allowance has been maintained against the net deferred tax asset during 2014. For additional information regarding our deferred taxes, see Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8.

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements, included in Item 8, for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets decreased $30.1 million or 1.4% to $2.08 billion at December 31, 2014 from $2.11 billion at December 31, 2013. The decrease was primarily caused by a $19.9 million decrease in loans held for investment, net and a $28.0 million decrease in other real estate owned. These decreases were partially offset by an increase of $3.9 million in cash and cash equivalents and an increase of $16.7 million in investment securities available for sale.

The decrease in loans held for investment, net of $19.9 million, or 1.3%, since December 31, 2013 was primarily due to transfers to OREO of $10.4 million, net charge-offs of $13.6 million and $2.4 million of loans which were included in the Richland Center branch sale. Off-setting these decreases, was a release of loan loss provision of $4.6 million through the allowance for loan loss account. The release of loan loss provision was due to lower levels of non-performing loans during 2014. Loans transferred to other real estate owned was the result of management continuing to aggressively workout troubled credits which has led to a decline in the level of non-performing loans and selling these properties to convert the assets to interest earning assets which accounts for the $28.0 million, or 44.1% decrease in other real estate owned. The allowance for loan losses declined $18.1 million as the loan portfolio continues to improve its performance. The $3.9 million, or 2.7%, increase in cash and cash equivalents along with the $16.7 million, or 6.0%, increase in investment securities was the result of net cash received on the sales of the branch building and equipment, the net sales proceeds from OREO sales and the net cash proceeds from the initial public offering of common stock.

Total liabilities decreased $55.6 million or 2.9% to $1.85 billion at December 31, 2014 from $1.91 billion at December 31, 2013. The decrease was primarily due to a $61.1 million, or 3.3%, decrease in deposits primarily due to the sale of the Richland Center branch which contained $16.6 million in deposits, $7.0 million in checking and money market accounts, $7.6 million in time deposits and $2.0 million in savings products, a decrease in time deposits, excluding the branch sale, of $96.2 million partially offset by a net increase in checking and money market accounts of $28.5 million and savings accounts of $21.4 million which was the result of customers converting their matured time deposits into more liquid deposit products due to the low interest rate environment. Advance payments by borrowers for taxes and insurance increased $1.8 million between periods, due to the timing of tax and insurance payments. Other liabilities increased $4.8 million primarily due to the deferred gain on the sale of the Bank premises of $6.3 million offset by the decrease in the allowance for unfunded commitments of $2.1 million.

Stockholders’ equity increased $25.5 million, or 12.6%, to $227.7 million at December 31, 2014 from $202.2 million at December 31, 2013. The increase was primarily due to the net proceeds from the Company’s initial public offering during 2014 which generated $5.6 million, net income for 2014 of $14.6 million and a decrease of $4.2 million in accumulated other comprehensive loss resulting from an increase in unrealized gains in the Company’s investment securities available for sale portfolio.

Comparison of the Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

The following results should be read in conjunction with the Consolidated Financial Statements included in Item 8.

Net income from operations for the twelve months ended December 31, 2014 declined $83.0 million or 85.0% to $14.6 million from $97.6 million in the twelve month period ended December 31, 2013. The decrease in net income was primarily the result of a decline in non-interest income of $136.5 million as a result of the $134.5 million extinguishment of debt related to the payoff and settlement of the Credit Agreement. This was partially offset by a $39.7 million decline in non-interest expense, related to the prepayment of FHLB advances in 2013 which lowered our cost of funds, a decrease in provision for loan losses of $5.5 million and an increase in net interest income of $8.3 million compared to the twelve months ended December 31, 2013.

Net Interest Income

The following table shows the Company’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2014 and the twelve month period ended December 31, 2013. The average balances are derived from daily balances.

	Twelve Months Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,197,999	$51,379	4.29%	$1,299,424	$57,960	4.46%
Consumer loans	351,113	16,766	4.78	396,590	19,242	4.85
Commercial and industrial loans	19,032	1,068	5.61	24,592	1,688	6.86

Total loans held for investment, net (1)(2)	1,568,144	69,213	4.41	1,720,606	78,890	4.59
Investment securities (3)	290,381	5,931	2.04	278,770	5,517	1.98
Interest-earning deposits	147,915	371	0.25	177,126	436	0.25
Federal Home Loan Bank stock	11,940	65	0.54	23,755	96	0.40

Total interest-earning assets	2,018,380	75,580	3.74	2,200,257	84,939	3.86
Non-interest-earning assets	96,390			98,311

Total assets	$2,114,770			$2,298,568

Interest-Bearing Liabilities
Demand deposits	$1,021,022	1,178	0.12	$1,022,453	1,241	0.12
Regular savings	348,680	353	0.10	331,044	369	0.11
Certificates of deposit	496,189	2,568	0.52	626,182	4,208	0.67

Total deposits	1,865,891	4,099	0.22	1,979,679	5,818	0.29
Other borrowed funds	14,858	245	1.65	238,008	16,195	6.80

Total interest-bearing liabilities	1,880,749	4,344	0.23	2,217,687	22,013	0.99
Non-interest-bearing liabilities	21,748			72,403

Total liabilities	1,902,497			2,290,090
Stockholders’ equity	212,273			8,478

Total liabilities and stockholders’ equity	$2,114,770			$2,298,568

Net interest income/interest rate spread (4)		$71,236	3.51%		$62,926	2.87%

Net interest-earning assets	$137,631			$(17,430)

Net interest margin (5)			3.53%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	107.32%			99.21%

(1)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(3)	Average balances of securities available-for-sale are based on fair value.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income increased $8.3 million, or 13.2%, to $71.2 million for the year ended December 31, 2014 as compared to $62.9 million for the same twelve month period in 2013. Interest income decreased $9.4 million, or 11.0%, for the year ended December 31, 2014 compared to the twelve month period ended December 31, 2013, due primarily to a decrease of $181.9 million in average interest-earning assets. The average yield on interest-earning assets decreased 12 basis points to 3.74% in the twelve month period ended December 31, 2014 compared to 3.86% for the same period in 2013.

The average balance of loans held for investment, net decreased $152.5 million to $1.57 billion in 2014, interest-earning deposits decreased $29.2 million to $147.9 million offset by an increase in the average balance of investment securities of $11.6 million to $290.4 million in 2014. These decreases were primarily due to loan repayments exceeding loan originations during the period and the resulting excess liquidity being invested in securities as opposed to being held in cash to improve the yield on assets. The decline in the average yield was the result of the interest rate environment over the last several years.

Interest expense decreased $17.7 million, or 80.3%, to $4.3 million for the year ended December 31, 2014 from $22.0 million for the twelve months ended December 31, 2013. The average cost of interest-bearing liabilities decreased 76 basis points to 0.23% for the twelve months ended December 31, 2014 from 0.99% for the same period in 2013 while the average balance of interest-bearing liabilities decreased $336.9 million to $1.88 billion for the twelve months ended December 31, 2014 from $2.22 billion for the same period in 2013.

The average balance of deposits decreased $113.8 million to $1.87 billion in 2014 from $1.98 billion in 2013. The decrease was primarily due to a $130.0 million decrease to $496.2 million in certificates of deposit in 2014 from $626.2 million in 2013. The average cost of deposits decreased 7 basis points to 0.22% in 2014 from 0.29% in 2013. The average balance of other borrowed funds decreased $223.1 million to $14.9 million in 2014 from $238.0 million in 2013. The average cost of funds for the other borrowings decreased 515 basis points to 1.65% in 2014 from 6.80% in 2013. The decrease in average balance and cost of funds for other borrowings was due to the settlement of the Credit Agreement with U.S. Bank and the prepayment of FHLB of Chicago borrowings in 2013, the effect of these transactions was realized in 2014. The decrease in the average cost of funds was the result of the Bank following its interest rate risk strategic plan while minimizing its cost of funding.

The interest rate spread increased 64 basis points to 3.51% for the year ended December 31, 2014 compared to 2.87% for the twelve month period ended December 31, 2013. The increase was primarily the result of management’s strategic plan to settle the Credit Agreement with U.S. Bank and the prepayment of the FHLB of Chicago advances reducing interest expense on those borrowings $237.8 million during 2014 and the related cost of funding those borrowings by 515 basis points. Net interest margin was 3.53% for the year ended December 31, 2014 an increase of 67 basis points from 2.86% for the twelve months ended December 31, 2013. The increase in net interest margin was due to an $8.3 million increase in net interest income and a $181.9 million decrease in total interest-earning assets between 2014 and 2013.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.32% at December 31, 2014 from 99.21% at December 31, 2013. This increase was primarily due to the $336.9 million decrease in average interest-bearing liabilities during 2014.

Provision for Loan Losses

The provision for loan losses decreased $5.5 million during the year ended December 31, 2014 to a negative provision of $4.6 million from a $950,000 provision for the twelve months ended December 31, 2013. The reason for the decrease was due to the continued improvement in the credit quality of the loan portfolio during 2014 with non-performing loans decreasing $33.4 million, or 48.7%, to $35.1 million at December 31, 2014.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$10,017	$10,120	$(103)	(1.0)%
Investment and insurance commissions	4,222	3,917	305	7.8
Loan servicing income, net of amortization	2,821	1,437	1,384	96.3
Net impairment losses recognized in earnings	(64)	(106)	42	(39.6)
Net gain on sale of loans	2,797	8,116	(5,319)	(65.5)
Net gain on sale of investment securities	746	92	654	N/M
Net gain on sale of OREO	2,540	4,597	(2,057)	(44.7)
Extinguishment of debt	—	134,514	(134,514)	N/M
Net gain (loss) on sale of disposition of property & equipment	1,328	(82)	1,410	N/M
Net gain on sale of branches	991	—	991	N/M
Other income	5,121	4,431	690	15.6

Total non-interest income	$30,519	$167,036	$(136,517)	(81.7)%

N/M = Not Meaningful

Non-interest income decreased $136.5 million to $30.5 million for the year ended December 31, 2014 from $167.0 million for the twelve months ended December 31, 2013. In 2013 the Company recorded non-interest income of $134.5 million resulting from the extinguishment of debt with U.S. Bank. Net gain on sale of loans decreased $5.3 million to $2.8 million for the year ended December 31, 2014 from $8.1 million for the twelve month period ended December 31, 2013 primarily due to lower loan volume in 2014.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$44,256	$42,568	$1,688	4.0%
Occupancy	7,374	8,828	(1,454)	(16.5)
Furniture and equipment	3,038	3,272	(234)	(7.2)
Federal deposit insurance premiums	3,151	4,740	(1,589)	(33.5)
Data processing	5,602	6,162	(560)	(9.1)
Communications	1,987	1,929	58	3.0
Marketing	3,676	2,605	1,071	41.1
OREO expense, net	9,779	22,056	(12,277)	(55.7)
Investor loss reimbursement	50	3,497	(3,447)	(98.6)
Mortgage servicing rights impairment (recovery)	534	(3,854)	4,388	113.9
Provision for unfunded commitments	(2,107)	3,133	(5,240)	(167.3)
Loan processing and servicing expense	2,435	3,852	(1,417)	(36.8)
Retail operations expense	2,490	2,343	147	6.3
Legal services	1,961	3,873	(1,912)	(49.4)
Other professional fees	1,452	2,358	(906)	(38.4)
Insurance	1,057	2,915	(1,858)	(63.7)
Debt prepayment penalty	—	16,149	(16,149)	N/M
Reorganization costs	(64)	1,929	(1,993)	N/M
Other expense	5,037	3,045	1,992	65.4

Total non-interest expense	$91,708	$131,400	$(39,692)	(30.2)%

N/M = Not Meaningful

Non-interest expense decreased $39.7 million, or 30.2%, to $91.7 million for the year ended December 31, 2014 from $131.4 million for the twelve months ended December 31, 2013. The decrease was primarily the result of a one-time debt prepayment penalty charge in 2013 of $16.1 million related to the early payoff of FHLB of Chicago borrowings of $176.0 million with no corresponding charges in 2014. In addition OREO expense decreased $12.3 million due to a decline in OREO inventory during 2014. The provision for OREO losses declined $6.3 million and OREO real estate taxes declined $3.3 million were the primary reason for the decrease in OREO expense as compared to the twelve months ended December 31, 2013. Provision for unfunded commitments decreased $5.2 million as a result of the release of a specific reserve of $2.7 million no longer required in 2014 and investor loss reimbursement declined $3.4 million which included a $2.0 million reserve recorded in 2013 that was no longer needed in 2014. Offsetting these decreases was an increase in the mortgage servicing rights impairment (recovery) of $4.4 million to an expense of $534,000 for the year ended December 31, 2014 compared to a recovery of $3.9 million for the twelve months ended December 31, 2013. This increase was the result of changes in the level of prepayment speeds and interest rate fluctuations during 2014. Other expense increased $2.0 million during the year ended December 31, 2014 primarily due to $844,000 of costs incurred from the settlement of the Village of Kronenwetter litigation. In addition, during 2013, a non-bank subsidiary of the holding company had a $1.2 million recovery of a previously written off receivable, there were no comparable transactions recorded during 2014.

Income Taxes

Income tax expense of $10,000 was recorded for the twelve month period ended December 31, 2014 compared to $9,000 for the same period in 2013. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement which resulted in $10,000 of tax expense in the current year. A full valuation allowance has been recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

Comparison of the Results of Operations of Nine Months Ended December 31, 2013 and 2012

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

Net Interest Income

The following table shows the Company’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated. The average balances are derived from daily balances.

	Nine Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,279,238	$42,324	4.41%	$1,536,595	$53,496	4.64%
Consumer loans	386,596	14,118	4.87	480,941	17,462	4.84
Commercial and industrial loans	24,374	1,260	6.89	25,988	1,189	6.10

Total loans held for investment, net (2)(3)	1,690,208	57,702	4.55	2,043,524	72,147	4.71
Investment securities (4)	283,183	4,102	1.93	242,985	4,401	2.41
Interest-earning deposits	184,397	342	0.25	289,255	541	0.25
Federal Home Loan Bank stock	23,141	77	0.44	28,930	77	0.35

Total interest-earning assets	2,180,929	62,223	3.80	2,604,694	77,166	3.95
Non-interest-earning assets	94,038			101,689

Total assets	$2,274,967			$2,706,383

Interest-Bearing Liabilities
Demand deposits	$1,021,637	892	0.12	$1,039,010	1,324	0.17
Regular savings	344,238	294	0.11	282,288	277	0.13
Certificates of deposit	602,808	2,922	0.65	861,899	7,013	1.08

Total deposits	1,968,683	4,108	0.28	2,183,197	8,614	0.53
Other borrowed funds	211,747	10,009	6.30	467,709	20,889	5.95

Total interest-bearing liabilities	2,180,430	14,117	0.86	2,650,906	29,503	1.48
Non-interest-bearing liabilities	67,534			85,736

Total liabilities	2,247,964			2,736,642
Stockholders’ equity (deficit)	27,003			(30,259)

Total liabilities and stockholders’ equity (deficit)	$2,274,967			$2,706,383

Net interest income/interest rate spread (5)		$48,106	2.94%		$47,663	2.47%

Net interest-earning assets	$499			$(46,212)

Net interest margin (6)			2.94%			2.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	100.02%			98.26%

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Loan portfolio average balances declined $353.3 million in the nine months ending December 31, 2013 compared to the same period a year prior largely due to scheduled principal payments, prepayments of principal and transfers to OREO. New loan originations had been limited as part of our capital improvement strategy to reduce risk-weighted assets by shrinking the overall size of the balance sheet. However, we have recently developed and are implementing strategies to increase profitability by slowing asset runoff and generating new loan volume to improve the net interest margin. Investment securities average balances increased $40.2 million primarily due to the purchase of securities totaling $63.3 million since March 31, 2013, partially offset by sales, maturities and principal collections in the past nine months. The average balance of interest-earning deposits decreased $104.9 million as the flow of funds from the loan and investment securities portfolios were used to reinvest in higher yielding investment securities, fund deposit run off and payoff of borrowings.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Nine Months Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$7,751	$8,066	$(315)	(3.9)%
Investment and insurance commissions	2,965	2,942	23	0.8
Loan servicing income (loss), net of amortization	1,382	(1,947)	3,329	N/M
Net impairment losses recognized in earnings	(23)	(325)	302	92.9
Net gain on sale of loans	5,086	20,165	(15,079)	(74.8)
Net gain on sale and call of investment securities	292	(47)	339	N/M
Net gain on sale of OREO	3,260	5,539	(2,279)	(41.1)
Extinguishment of debt	134,514	—	134,514	N/M
Other income	4,306	4,005	301	7.5

Total non-interest income	$159,533	$38,398	$121,135	N/M %

N/M = Not Meaningful

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

The loan servicing income increase of $3.3 million in the nine month period ending December 31, 2013 compared to the respective prior year period was primarily due to lower amortization charges related to the mortgage servicing right asset. The decrease in net gain on sale of loans of $15.1 million was primarily attributable to a significantly lower volume of residential mortgage loan sales in the nine month period ending December 31, 2013 of $243.7 million compared to $760.7 million in the same nine month prior year period. Market mortgage rates reached historic lows during the fourth calendar quarter of 2012 into the first quarter of 2013 and have been on the rise since March 31, 2013, which caused a reduction in residential mortgage financing activity resulting in decreased loan sales volume. Net gain on sale of OREO decreased to $3.3 million in the nine months ended December 31, 2013 from $5.5 million in the prior year period largely due to the impact of lower sales volume with smaller gains per property as the OREO portfolio balances continue to decline and smaller margins per property are achieved.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Nine Months Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$32,426	$30,594	$1,832	6.0%
Occupancy	6,517	5,822	695	11.9
Furniture and equipment	2,510	3,801	(1,291)	(34.0)
Federal deposit insurance premiums	3,386	4,567	(1,181)	(25.9)
Data processing	4,300	4,361	(61)	(1.4)
Communications	1,517	1,428	89	6.2
Marketing	2,099	839	1,260	N/M
OREO expense, net	9,797	25,312	(15,515)	(61.3)
Investor loss reimbursement	687	1,450	(763)	(52.6)
Mortgage servicing rights impairment (recovery)	(1,664)	1,787	(3,451)	N/M
Provision for unfunded loan commitments	2,708	1,237	1,471	118.9
Loan processing and servicing expense	2,549	2,569	(20)	(0.8)
Retail operations expense	1,793	1,705	88	5.2
Legal services	2,773	4,156	(1,383)	(33.3)
Other professional fees	1,699	1,687	12	0.7
Insurance	2,497	1,238	1,259	101.7
Debt prepayment penalty	16,149	3,549	12,600	N/M
Reorganization costs	1,929	—	1,929	N/M
Other expense	2,060	3,234	(1,174)	(36.3)

Total non-interest expense	$95,732	$99,336	$(3,604)	(3.6)%

N/M = Not Meaningful

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

The significant decline in OREO expense of $15.5 million during the nine months ended December 31, 2013 was the result of lower valuation adjustments on repossessed property. MSR impairment declined $3.5 million reflecting a sharp increase in market interest rates in the prior year as the 10-year Treasury rate rose 117 basis points causing a reduction in mortgage refinance activity. Other decreases include $1.4 million in legal services and $1.3 million in furniture and equipment as a result of ongoing efforts to reduce operating costs. Reduced depreciation expense in 2013 was the result of older assets becoming fully depreciated and the nine months ended December 31, 2012 included a $571,000 write off for the closures of branches and discontinued software. Federal deposit insurance premiums declined $1.2 million due to a lower deposit insurance assessment base primarily attributable to the drop in average consolidated total assets.

The increase in insurance premiums of $1.3 million in the current year period compared to the prior year period was due to a runoff policy related to pre-bankruptcy activity. Compensation and benefits increased in part due to increased employee benefits and lower amortization of loan origination, salaries and benefits due to the discontinuation of the deferral of origination costs on held for sale mortgage loan originations. The provision for unfunded loan commitments increased due to a change in methodology wherein specific credits are provided for as needed.

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

Rate/Volume Analysis

The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of investments in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to the effects on net interest income attributable to (i) changes in rate (changes in rate multiplied by prior volume) and (ii) changes in volume (changes in volume multiplied by prior rate). The change in interest income (tax equivalent, if applicable) due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended
	Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013			Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets
Mortgage loans	$(2,174)	$(4,407)	$(6,581)	$(2,555)	$(8,617)	$(11,172)
Consumer loans	(300)	(2,176)	(2,476)	100	(3,444)	(3,344)
Commercial and industrial loans	(277)	(343)	(620)	148	(77)	71

Total loans receivable (1)(2)	(2,751)	(6,926)	(9,677)	(2,307)	(12,138)	(14,445)
Investment securities	180	234	414	(961)	662	(299)
Interest-bearing deposits	8	(73)	(65)	(5)	(194)	(199)
Federal Home Loan Bank stock	26	(57)	(31)	17	(17)	—

Total decrease in interest income	(2,537)	(6,822)	(9,359)	(3,256)	(11,687)	(14,943)

Interest-bearing liabilities
Demand deposits	(61)	(2)	(63)	(410)	(22)	(432)
Regular savings	(35)	19	(16)	(39)	56	17
Certificates of deposit	(861)	(779)	(1,640)	(2,346)	(1,745)	(4,091)

Total deposits	(957)	(762)	(1,719)	(2,795)	(1,711)	(4,506)
Other borrowed funds	(7,129)	(8,821)	(15,950)	1,155	(12,035)	(10,880)

Total decrease in interest expense	(8,086)	(9,583)	(17,669)	(1,640)	(13,746)	(15,386)

Total increase (decrease) in net interest income	$5,549	$2,761	$8,310	$(1,616)	$2,059	$443

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

RISK MANAGEMENT

The Bank encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management process.

Risk Management Philosophy

The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize stockholder value. However, due to the general state of the economy and the elevated level of troubled loan assets and OREO, the Bank’s risk profile does not currently meet our desired risk level. While improvements have occurred, the Bank continues to work toward reducing the overall risk level to a more desired risk profile.

The Bank views risk management as not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize stockholder value. Risk management includes, but is not limited to the following:

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

Although the Board of Directors is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, reviews risk profiles and discusses key risk issues. The Chief Risk Officer is in charge of overseeing all risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	December 31, 2014			December 31, 2013
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$5,873	16.7%	0.37%	$14,404	21.0%	0.89%
Commercial and industrial	33	0.1	—	1,509	2.2	0.09
Land and construction	17,195	48.9	1.09	24,729	36.1	1.52
Multi-family	3,566	10.2	0.23	3,658	5.4	0.22
Retail/office	3,970	11.3	0.25	14,365	21.0	0.89
Other commercial real estate	3,622	10.3	0.23	6,802	9.9	0.42
Education (2)	205	0.6	0.01	276	0.4	0.02
Other consumer	651	1.9	0.04	2,754	4.0	0.17

Total	$35,115	100.0%	2.22%	$68,497	100.0%	4.22%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $6.6 million and $8.9 million at December 31, 2014 and 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the twelve months ended December 31, 2014:

	Non- Performing Loans December 31, 2013	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Net Charged Off	Non- Performing Loans December 31, 2014	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$14,404	$4,919	$(5,475)	$(5,303)	$(775)	$(1,897)	$5,873	$535,338	$10,684
Commercial and industrial	1,509	4,846	(420)	(57)	(2,266)	(3,579)	33	16,481	1,436
Land and construction	24,729	9,642	(219)	(1,395)	(9,404)	(6,158)	17,195	89,241	9,976
Multi-family	3,658	4,592	(1,713)	—	(2,487)	(484)	3,566	262,169	6,053
Retail/office	14,365	3,849	(1,359)	(2,893)	(2,789)	(7,203)	3,970	151,125	7,837
Other commercial real estate	6,802	2,661	(1,710)	(242)	(5,713)	1,824	3,622	152,621	4,850
Education	276	10	—	—	(81)	—	205	108,179	483
Other consumer	2,754	1,768	(918)	(491)	(579)	(1,883)	651	232,836	5,718

Total	$68,497	$32,287	$(11,814)	$(10,381)	$(24,094)	$(19,380)	$35,115	$1,547,990	$47,037

Non-performing loans decreased $33.4 million during the twelve months ended December 31, 2014. The loan categories with the largest decline in non-performing loans were retail/office of $10.4 million, residential loans of $8.5 million, land and construction of $7.5 million and other commercial real estate of $3.2 million.

The interest income that would have been recorded during the twelve months ended December 31, 2014 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $3.6 million.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans – excluding troubled debt restructurings	$18,632	$39,151
Troubled debt restructurings – non-accrual (1)	16,483	29,346
Other real estate owned (OREO)	35,491	63,460

Total non-performing assets	$70,606	$131,957

Non-performing loans to gross loans (2)	2.22%	4.22%
Non-performing assets to total assets	3.39	6.25
Allowance for loan losses to gross loans (2)	2.97	4.02
Allowance for loan losses to non-performing loans	133.95	95.16
Allowance for loan losses plus OREO valuation allowance to non-performing assets	95.77	72.77

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that have been modified in a troubled debt restructuring.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

Loans modified in a troubled debt restructuring (“TDRs”) that are currently on non-accrual status will remain on non-accrual status for a period of at least six months, or longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR.

The following is a summary of non-performing asset activity for the twelve months ended December 31, 2014:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2013	$68,497	$63,460	$131,957
Additions	32,287	—	32,287
Transfer of loans to OREO	(10,381)	10,381	—
Returned to accrual status	(11,814)	—	(11,814)
Sales	—	(30,761)	(30,761)
Loan charge-offs/OREO valuation adjustments, net	(19,380)	(7,840)	(27,220)
Capitalized improvements	—	251	251
Payments	(24,094)	—	(24,094)

Balance at December 31, 2014	$35,115	$35,491	$70,606

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $6.6 million and $8.9 million that are 90 days or more past due but still accruing interest at December 31, 2014, and December 31, 2013, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	December 31,				March 31,
	2014		2013		2013		2012		2011
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$5,795	0.37%	$11,885	0.73%	$14,294	0.81%	$18,332	0.84%	$46,244	1.72%
60 to 89 days	3,097	0.20	4,280	0.26	10,109	0.57	12,230	0.56	30,479	1.14
90 days and over	20,338	1.28	49,017	3.02	92,209	5.23	190,663	8.71	238,256	8.88

Total	$29,230	1.85%	$65,182	4.02%	$116,612	6.61%	$221,225	10.11%	$314,979	11.74%

Loans delinquent 30 to 89 days decreased $7.3 million to $8.9 million at December 31, 2014 from $16.2 million at December 31, 2013 as a result of increased monitoring, loss mitigation efforts and improved economic conditions.

Impaired Loans

At December 31, 2014, the Company identified $95.3 million of loans as impaired, which includes $60.2 million of performing TDRs. At December 31, 2013, impaired loans were $132.8 million, which included $64.3 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following is additional information regarding impaired loans.

	December 31,
	2014	2013
	(In thousands)
Carrying amount of impaired loans	$86,844	$108,267
Average carrying amount of impaired loans	93,498	95,451
Loans and troubled debt restructurings on non-accrual status	35,115	68,497
Troubled debt restructurings – accrual	60,170	64,261
Troubled debt restructurings – non-accrual (1)	16,483	29,346
Troubled debt restructurings valuation allowance	8,593	15,210
Loans past due ninety days or more and still accruing (2)	6,613	8,930

(1)	Troubled debt restructurings – non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $3.6 million and $2.1 million for the twelve months ended December 31, 2014 and the nine months ended December 31, 2013, respectively, and $4.7 million for the fiscal year ended March 31, 2013.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the held for investment loan portfolio and is based on the size and current risk characteristics of the held for investment loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded in the statement of operations based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. Conversely, the provision for loan losses may decline should credit metrics such as net charge offs and the amount of non-performing loans improve in the future. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectability using information available to them at the time of their examination.

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all non-accrual loans and troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally accept. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent is less than the carrying value of the loan. Cash collections on impaired loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8 for additional details.

The specific allowance component relates to impaired loans, loans reported as troubled debt restructurings (“TDRs”), and loans graded substandard or below. The company has certain loans rated substandard, which are not classified as impaired based on the facts of the credit. For these non-impaired and substandard loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under ASC 450-20. These non-impaired substandard loans exist primarily in the commercial and industrial and commercial real estate segments. For substandard loans, an allowance for loan losses is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan.

The general allowance component is based on historical net loss experience adjusted for qualitative factors. In determining the general allowance, the Company has defined the following segments within its loan portfolio: residential, commercial and industrial, commercial real estate and consumer. The Company has disaggregated those segments into the following classes based on risk characteristics: residential; commercial and industrial; land and construction, multi-family, retail/office and other commercial real estate within the commercial real estate segment; and education and other consumer within the consumer segment. Consistent with the Bank’s allowance for loan losses policy, the appropriateness of the segmentation is periodically reviewed. This additional detail allows management to better identify trends in borrower behavior and loss severity within the segments and classes of the loan portfolio. A historical loss factor is computed for each class of loan and is used as the major determinate of the general allowance for loan losses. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Management reviews each class’ historical losses by quarter for any trends that indicate the most representative look-back period.

Beginning with the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period by an additional period each quarter until the historical look-back period is built to a twelve quarter look-back period. For the quarter ended December 31, 2014, the Bank utilized an eleven quarter look-back period compared to a ten quarter look-back period for the quarter ended September 30, 2014. The modification is being done to reflect a more stable economic environment to capture additional loss statistics considered reflective of the current portfolio and to conform to industry practices. The impact to the allowance for loan losses at December 31, 2014 after implementing the modification was a $36,000 reduction in the required reserve as compared to the previous methodology.

Management adjusts historical loss factors based on the following qualitative factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Bank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.

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

The following table presents the allowance for loan losses by component:

	December 31,
	2014	2013
	(In thousands)
General reserve	$34,027	$34,466
Specific reserve:
Substandard rated loans, excluding TDR accrual	4,569	6,225
Impaired loans	8,441	24,491

Total allowance for loan losses	$47,037	$65,182

The following table presents the gross balance of loans by risk category:

	December 31,
	2014	2013
	(In thousands)
Pass	$1,465,224	$1,429,283
Special mention	6,243	24,203

Total pass and special mention rated loans	1,471,467	1,453,486

Substandard rated loans, excluding TDR accrual (1)	16,353	35,310

Troubled debt restructurings – accrual (2)	60,170	64,261
Non-accrual	35,115	68,497

Total impaired loans	95,285	132,758

Total gross loans	$1,583,105	$1,621,554

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.
(2)	Includes TDR accruing loans of $55.4 million and $31.2 million at December 31, 2014 and 2013, respectively that are rated pass.

The following table presents credit risk metrics related to the allowance for loan losses:

	December 31,
	2014	2013
	(Dollars in thousands)
General reserve / pass and special mention loans	2.3%	2.4%
Substandard reserve/substandard loans	27.9%	17.6%
Other specific reserve / impaired loans	8.9%	18.4%
Loans 30 to 89 days past due	$8,892	$16,165

The ratio of the general reserve for loan losses to pass and special mention rated loans has remained relatively stable in 2014 from 2013 as the portfolios has continued to improve during the period. The substandard reserve for loan losses to substandard loans has increased year to year based on management’s assessment of risk and potential for loss. The ratio of other specific reserve for loan losses to impaired loans has decreased in 2014 from 2013 based on significantly lower levels of impaired loans during 2014.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended December 31,	Nine Months Ended December 31,	Year Ended March 31,
	2014	2013	2013	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$65,182	$79,815	$111,215	$150,122	$179,644
Charge-offs:
Residential	(2,212)	(4,419)	(6,659)	(6,625)	(17,563)
Multi-family	(908)	(2,972)	(2,656)	(4,247)	(14,497)
Commercial real estate	(8,317)	(6,678)	(13,390)	(32,009)	(21,986)
Land and construction	(6,816)	(3,450)	(18,219)	(21,429)	(12,554)
Consumer	(2,599)	(1,903)	(4,946)	(3,259)	(3,302)
Commercial and industrial	(5,220)	(864)	(3,483)	(14,993)	(18,984)

Total charge-offs	(26,072)	(20,286)	(49,353)	(82,562)	(88,886)

Recoveries:
Residential	436	729	1,743	1,711	1,522
Multi-family	485	190	327	1,425	653
Commercial real estate	7,346	2,274	3,686	2,670	2,331
Land and construction	990	1,062	2,787	1,429	1,166
Consumer	379	330	219	693	299
Commercial and industrial	2,876	793	1,458	1,840	3,068

Total recoveries	12,512	5,378	10,220	9,768	9,039

Net charge-offs	(13,560)	(14,908)	(39,133)	(72,794)	(79,847)

Provision for loan losses	(4,585)	275	7,733	33,887	50,325

Allowance at end of period	$47,037	$65,182	$79,815	$111,215	$150,122

Net charge-offs to average loans held for sale and for investment (1)	(0.86)%	(1.18)%	(1.97)%	(3.14)%	(2.76)%

(1)	The nine month period ended December 31, 2013 is annualized.

Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-performing loans to total loans to 2.22% at December 31, 2014 from 4.22% at December 31, 2013 to be a factor that warranted the decrease in allowance for loan losses.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported to the Bank’s Board of Directors. Although management believes that the December 31, 2014 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the Bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

The following table presents the allocation of the allowance for loan losses in the loan categories previously presented.

	As of December 31,				As of March 31,
	2014	% of Loan Type to Total Loans	2013	% of Loan Type to Total Loans	2013	% of Loan Type to Total Loans	2012	% of Loan Type to Total Loans	2011	% of Loan Type to Total Loans
	(Dollars in thousands)
Residential	$10,684	34.2%	$13,059	32.7%	$14,525	31.1%	$13,027	26.0%	$20,487	24.3%
Multi-family	6,053	16.8	8,049	17.4	10,753	16.3	15,714	19.4	22,358	18.6
Other commercial real estate	12,687	19.7	20,274	20.2	26,330	21.1	37,629	21.8	61,836	24.1
Land and construction	9,976	6.7	13,742	5.7	17,498	6.3	31,810	7.9	22,251	8.4
Consumer	6,201	21.6	3,656	22.7	3,637	23.5	2,467	23.3	3,649	21.0
Commercial and industrial	1,436	1.0	6,402	1.3	7,072	1.7	10,568	1.6	19,541	3.6

Total allowance for loan losses	$47,037	100.0%	$65,182	100.0%	$79,815	100.0%	$111,215	100.0%	$150,122	100.0%

The following table presents the associated allowance for loan losses as a percent of the total in the loan categories previously reported:

	As of December 31,		As of March 31,
	2014	2013	2013	2012	2011
Residential	22.7%	20.0%	18.2%	11.7%	13.6%
Multi-family	12.9	12.4	13.5	14.1	14.9
Other commercial real estate	27.0	31.1	33.0	33.8	41.2
Land and construction	21.2	21.1	21.9	28.6	14.8
Consumer	13.2	5.6	4.6	2.2	2.4
Commercial and industrial	3.1	9.8	8.8	9.5	13.0

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Other Real Estate Owned

OREO, net decreased $28.0 million during the twelve months ended December 31, 2014. Individual properties included in OREO at December 31, 2014 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(in thousands)
Raw Land	Northeast Wisconsin	$3,266
Commercial Building	Northwest Wisconsin	1,632
Commercial Building	South Central Wisconsin	2,890
Raw Land	South Central Wisconsin	1,028
Commercial Lot	South Central Wisconsin	1,071
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	2,536
Commercial Building	Southeast Wisconsin	2,276
Raw Land	Southeast Wisconsin	1,158
Other properties individually less than $1 million		15,954

		$35,491

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the carrying values of OREO properties are reviewed and appropriate adjustments made based upon updated appraisals, evaluations, signed sales contracts or list price reductions. Incremental valuation adjustments may be recognized in the Consolidated Statement of Operations if, in the opinion of management, additional losses are deemed probable.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages liquidity risk to help ensure that it can obtain cost-effective funding to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that originates from retail and corporate banking businesses. Other borrowed funds are available from a diverse mix of short- and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain an adequate liquidity position.

Liquidity and Capital Resources

On an unconsolidated basis, the Company’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Company currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiary. A significant amount of our consolidated operating expenses are incurred by and paid directly by the Company’s subsidiaries. Net cash provided from operations during 2014 was $17.1 million while cash provided from investing activities was $24.7 million and cash used in financing activities was $(38.0) million. The Bank is currently not paying dividends.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and commercial banking businesses and wholesale funding sources (FHLB of Chicago advances, other borrowings and broker/internet CDs). As of December 31, 2014, the Company had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of December 31, 2014 was $238.8 million, subject to collateral availability. Total remaining credit capacity based on the value of the existing collateral pledged was $489.1 million as of December 31, 2014 after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of December 31, 2014, the Bank had no borrowings outstanding from this source.

Contractual Obligations and Commitments

At December 31, 2014, on a consolidated basis, the Company had outstanding commitments to originate $39.3 million of loans, no unused commitments and commitments to extend credit to or on behalf of customers pursuant to lines and letters of credit of $287.5 million. Commitments to extend credit typically have a term of less than one year. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2014 amounted to $278.8 million. Scheduled maturities of borrowings during the same period totaled $3.7 million for the Bank. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required. See Note 14 to the Consolidated Financial Statements included in Item 8.

The following table summarizes our contractual principal cash obligations and other commitments at December 31, 2014:

	Payment Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
FHLB advances	$—	$—	$10,000	$—	$10,000
Repurchase agreements	3,569	—	—	—	3,569

Total other borrowed funds	3,569	—	10,000	—	13,569
Certficates of deposit	278,845	134,020	34,348	—	447,213
Other deposits	1,366,958	—	—	—	1,366,958
Lease obligations	3,046	3,955	3,707	6,493	17,201

Total contractual obligations	$1,652,418	$137,975	$48,055	$6,493	$1,844,941

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

MPF Program

The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at December 31, 2014 related to approximately $165.9 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $652.3 million and $659.4 million at December 31, 2014 and 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities with a fair value of $88.9 million and $122.2 million at December 31, 2014 and 2013, respectively. At December 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

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

Credit Agreement

As of March 31, 2013, the Company had drawn a total of $116.3 million pursuant to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (as amended from time to time) at a weighted average interest rate of 15.0%, on a short term line of credit to various lenders. On September 27, 2013, pursuant to the Plan of Reorganization, the Company satisfied all of its obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result, the Company recorded a $134.5 million extinguishment of debt as non-interest income in the Consolidated Statement of Operations.

Other

The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2014, the Bank had no brokered deposits.

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

The following table summarizes the Bank’s capital ratios to be considered adequately or well capitalized under standard regulatory guidelines:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
December 31, 2014
Tier 1 leverage (1)	$216,659	10.43%	$83,123	4.00%	$103,904	5.00%
Tier 1 risk-based capital (2)	216,659	16.97	51,066	4.00	76,598	6.00
Total risk-based capital (3)	233,032	18.25	102,131	8.00	127,664	10.00

December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Stockholders’ equity of the Bank	$216,030	$196,469
Less: Disallowed servicing assets	(1,773)	(1,096)
Accumulated other comprehensive loss	2,402	6,622

Tier 1 capital	216,659	201,995
Plus: Allowable allowance for loan losses	16,373	16,673

Total risk-based capital	$233,032	$218,668

The Company is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Company’s liquidity (on an unconsolidated basis) is primarily dependent upon the Company’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its non-bank subsidiary. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred or common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, our ability to make dividend payments to our preferred or common stockholders will be negatively impacted. At December 31, 2014, the Company’s cash and cash equivalents, on an unconsolidated basis amounted to $10.1 million.

Regulatory Orders

As a result of the last economic downturn, beginning in fiscal 2009 we experienced significant operating losses, high levels of under-performing assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by our banking regulators. The Company had credit obligations under a credit facility, which we were unable to repay. As a consequence of the financial crisis and related challenges, on June 26, 2009, the Company and the Bank each consented to the issuance of the Company Order and the Bank

Order, respectively. The orders were administered by the governing regulatory bodies of the Company and the Bank. The Company Order and the Bank Order required among other things a larger capital ratio and the submission of a capital restoration plan along with a revised business plan.

Having satisfied the conditions of the regulatory orders, the OCC notified the Bank on April 2, 2014 that it had terminated the Bank Order. The Federal Reserve Bank on July 31, 2014 notified the Company that it had terminated the Company Order. At December 31, 2014 the Company and the Bank were no longer subject to any regulatory orders.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans. See Item 7A Quantitative and Qualitative Disclosures About Market Risk – Asset and Liability Management.

While the Company attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Company’s Board of Directors recently approved developing a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Company intends to enter into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Company would then mitigate this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Company’s objective with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. There are currently no outstanding interest rate transactions or any activity during the twelve months ended December 31, 2014.

COMPLIANCE RISK MANAGEMENT

Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the Company’s failure to comply with regulations and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges and employment and tax matters. The Company has a separate department with individuals having specialized training and experience tasked with ensuring compliance with state and federal public interest, consumer, and civil rights oriented banking laws and regulations.

STRATEGIC AND/OR REPUTATION RISK MANAGEMENT

Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help the Company better understand, manage and report on the various risks.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2014 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Company’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with changes in interest rates. This strategy is implemented by the Company’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to manage net interest income changes within limits in times of fluctuating market interest rates.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from these instruments. The Company’s exposure to interest rate risk is managed primarily through the strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which include FHLB of Chicago advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a simulation model for internal asset/liability management. The model uses maturity and repricing information for securities, loans, deposits, and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income, and expense of assets and liabilities. In addition, the model computes a theoretical market value of equity by estimating the market values of its assets and liabilities using present value methodology. The model also projects the effect on earnings and theoretical value under various interest rate change scenarios. The Company’s exposure to interest rates is reviewed on a monthly basis by senior management and the Board.

Net Interest Income Sensitivity Analysis

The Company performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at December 31, 2014 and 2013, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
December 31, 2014	5.0%	2.4%
December 31, 2013	3.5%	1.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at December 31, 2014, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 5.0%. Overall net interest income sensitivity remains within the Company’s guidelines.

The changes in the Company’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for December 31, 2014 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Company also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of December 31, 2014, the projected changes for the market value of equity were within the Company’s policy limits.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR

BANCORP WISCONSIN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014, the nine months ended December 31, 2013 and the year ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014, the nine months ended December 31, 2013 and the year ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Madison, Wisconsin

March 19, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Anchor BanCorp Wisconsin Inc.

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion the Company maintained in all material respects effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anchor BanCorp Wisconsin Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014, the nine months ended December 31, 2013 and the year ended March 31, 2013 and our report dated March 19, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Madison, Wisconsin

March 19, 2015

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share data)
Assets
Cash and due from banks	$46,400	$44,139
Interest-earning deposits	100,873	99,257

Cash and cash equivalents	147,273	143,396
Investment securities available for sale (AFS)	294,599	277,872
Loans held for sale	6,594	3,085
Loans held for investment	1,571,476	1,609,506
Less: Allowance for loan losses	(47,037)	(65,182)

Loans held for investment, net	1,524,439	1,544,324
Other real estate owned (OREO), net	35,491	63,460
Premises and equipment, net	23,569	24,800
Federal Home Loan Bank stock – at cost	11,940	11,940
Mortgage servicing rights, net	19,404	22,294
Accrued interest receivable	7,627	8,216
Other assets	11,443	13,087

Total assets	$2,082,379	$2,112,474

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$291,248	$259,926
Interest bearing	1,522,923	1,615,367

Total deposits	1,814,171	1,875,293
Other borrowed funds	13,752	12,877
Accrued interest payable	316	415
Accrued taxes, insurance and employee related expenses	7,259	7,302
Other liabilities	19,218	14,389

Total liabilities	1,854,716	1,910,276

Commitments and contingent liabilities (Note 14)

Preferred stock: par value $0.01, authorized 100,000 shares, none outstanding	—	—
Common stock: par value $0.01, authorized 11,900,000 shares, issued 9,552,094 shares, outstanding 9,547,587 shares at December 31, 2014; issued and outstanding 9,050,000 shares at December 31, 2013	95	91
Additional paid-in capital	195,083	188,370
Retained earnings	34,981	20,359
Accumulated other comprehensive loss related to AFS securities	(2,402)	(6,378)
Accumulated other comprehensive loss related to other than temporary impairment (OTTI) securities – non-credit factors	—	(244)

Total accumulated other comprehensive loss	(2,402)	(6,622)
Treasury stock (4,507 shares and 0 shares at December 31, 2014 and 2013, respectively), at cost	(94)	—

Total stockholders’ equity	227,663	202,198

Total liabilities and stockholders’ equity	$2,082,379	$2,112,474

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands, except per share data)
Interest income
Loans	$69,213	$57,702	$93,335
Investment securities and Federal Home Loan Bank stock	5,996	4,179	5,912
Interest-earning deposits	371	342	635

Total interest income	75,580	62,223	99,882

Interest expense
Deposits	4,099	4,108	10,324
Other borrowed funds	245	10,009	27,075

Total interest expense	4,344	14,117	37,399

Net interest income	71,236	48,106	62,483
Provision for loan losses	(4,585)	275	7,733

Net interest income after provision for loan losses	75,821	47,831	54,750

Non-interest income
Service charges on deposits	10,017	7,751	10,435
Investment and insurance commissions	4,222	2,965	3,894
Loan servicing income (loss), net of amortization	2,821	1,382	(1,892)
Net impairment losses recognized in earnings	(64)	(23)	(408)
Net gain on sale of loans	2,797	5,086	23,195
Net gain (loss) on sale of investment securities	746	292	(247)
Net gain on sale of OREO	2,540	3,260	6,876
Extinguishment of debt	—	134,514	—
Net gain (loss) on sale of disposition of property & equipment	1,328	(3)	(651)
Net gain on sale of branch	991	—	—
Other income	5,121	4,309	4,699

Total non-interest income	30,519	159,533	45,901

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$44,256	$32,426	$40,736
Occupancy	7,374	6,517	8,133
Furniture and equipment	3,038	2,510	4,563
Federal deposit insurance premiums	3,151	3,386	5,921
Data processing	5,602	4,300	6,223
Communications	1,987	1,517	1,840
Marketing	3,676	2,099	1,345
OREO expense, net	9,779	9,797	37,571
Investor loss reimbursement	50	687	4,530
Mortgage servicing rights impairment (recovery)	534	(1,664)	(403)
Provision for unfunded commitments	(2,107)	2,708	1,392
Loan processing and servicing expense	2,435	2,549	3,871
Retail operations expense	2,490	1,793	2,255
Legal services	1,961	2,773	5,256
Other professional fees	1,452	1,699	2,346
Insurance	1,057	2,497	1,656
Debt prepayment penalty	—	16,149	3,549
Reorganization costs	(64)	1,929	—
Other expense	5,037	2,060	4,220

Total non-interest expense	91,708	95,732	135,004

Income (loss) before income taxes	14,632	111,632	(34,353)
Income tax expense (benefit)	10	9	(181)

Net income (loss)	14,622	111,623	(34,172)
Preferred stock dividends in arrears	—	(2,538)	(6,560)
Preferred stock discount accretion	—	(6,167)	(7,412)
Retirement of preferred shares	—	104,000	—

Net income (loss) available to common equity	$14,622	$206,918	$(48,144)

Net income (loss)	$14,622	$111,623	$(34,172)

Reclassification adjustment for realized net (gains) losses recognized in Consolidated Statements of Operations – Net gain (loss) on sale and call of investment securities	(746)	(292)	247
Reclassification adjustments recognized in Consolidated Statements of Operations – Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	(157)	(201)	(310)
Credit related other-than-temporary impairment previously recognized on securities paid-off during the period	—	—	(4)
Realized credit losses	221	224	722
Change in net unrealized gains (losses) on available-for-sale securities	4,902	(9,932)	2,792

Total other comprehensive income (loss)	4,220	(10,201)	3,447

Comprehensive income (loss)	$18,842	$101,422	$(30,725)

Income (loss) per common share:
Basic	$1.61	$12.18	$(2.27)
Diluted	1.60	12.18	(2.27)
Dividends declared per common share	—	—	—

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation Obligation	Total
	(In thousands)
Balance at March 31, 2012	$96,421	$2,536	$110,402	$(147,513)	$132	$(90,259)	$(1,269)	$(29,550)

Net loss	—	—	—	(34,172)	—	—	—	(34,172)
Other comprehensive income, net of tax	—	—	—	—	3,447	—	—	3,447
Vesting of restricted stock	—	—	—	—	—	411		411
Change in stock-based deferred compensation obligation	—	—	(368)	—	—	—	368	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2013	$103,833	$2,536	$110,034	$(189,097)	$3,579	$(89,848)	$(901)	$(59,864)

Net income	$—	$—	$—	$111,623	$—	$—	$—	$111,623
Other comprehensive loss, net of tax	—	—	—	—	(10,201)	—	—	(10,201)
Recapitalization transaction fees	—	—	(14,360)	—	—	—	—	(14,360)
Cancellation of common stock	—	(2,536)	(88,213)	—	—	89,848	901	—
Issuance of common stock	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	(110,000)	3	5,997	104,000	—	—	—	—
Accretion of preferred stock discount	6,167	—	—	(6,167)	—	—	—	—

Balance at December 31, 2013	$—	$91	$188,370	$20,359	$(6,622)	$—	$—	$202,198

Net income	$—	$—	$—	$14,622	$—	$—	$—	$14,622
Other comprehensive income, net of tax	—	—	—	—	4,220	—	—	4,220
Stock issuance cost	—	—	(2,324)	—	—	—	—	(2,324)
Issuance of common stock	—	3	7,948	—	—	—	—	7,951
Issuance of shares of restricted stock	—	1	(83)	—	—	82	—	—
Forfeiture of shares of restricted stock	—	—	176	—		(176)	—	—
Stock-based compensation expense	—	—	996	—	—	—	—	996

Balance at December 31, 2014	$—	$95	$195,083	$34,981	$(2,402)	$(94)	$—	$227,663

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Operating Activities
Net income (loss)	$14,622	$111,623	$(34,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	1,496	1,290	1,013
Net (gain) loss on sale of investment securities	(746)	(292)	247
Net impairment losses on investment securities	64	27	408
Origination of loans held for sale	(146,894)	(228,748)	(898,960)
Proceeds from sale of loans held for sale	146,182	248,807	943,429
Net gain on sale of loans	(2,797)	(5,086)	(23,195)
Provision for loan losses	(4,585)	275	7,733
Provision for unfunded loan commitments	(2,107)	2,708	1,392
Valuation adjustments for OREO	7,840	4,937	26,733
Loss provision on deposit method OREO property	—	—	3,301
Gain on sale of OREO	(2,540)	(3,260)	(6,876)
Depreciation and amortization	2,404	1,871	3,079
Loss (gain) on disposal of premises and equipment, net	(1,328)	3	651
Deferred gain on disposal of premises and equipment	(6,392)	—	—
Gain on sale of branch	(991)	—	—
Mortgage servicing rights impairment (recovery)	534	(1,664)	(403)
Impairment of real estate held for development and sale	—	212	535
Stock-based compensation expense	996	—	—
Extinguishment of debt	—	(134,514)	—
Decrease in accrued interest receivable	583	1,347	2,512
Decrease in other assets	4,000	5,726	5,129
Increase (decrease) in accrued interest payable	(94)	6,339	17,963
Increase (decrease) in accrued taxes, insurance and employee related expenses	(43)	913	4
Increase (decrease) in other liabilities	6,936	(5,837)	(10,357)

Net cash provided by operating activities	17,140	6,677	40,166

Investing Activities
Proceeds from sale of investment securities	17,557	356	12,262
Purchase of investment securities	(84,406)	(63,293)	(81,202)
Principal collected on investment securities	53,528	40,626	46,251
Decrease in loans held for investment	11,724	106,592	302,907
Branch sale-Richland Center	(13,173)	—	—
Proceeds from sale of premises and equipment	10,550	27	2
Purchases of premises and equipment	(4,084)	(2,232)	(436)
Proceeds from sale of OREO	33,301	38,864	54,498
Capitalized improvements of OREO	(251)	(307)	(300)
FHLB stock redemption	—	13,690	10,162

Net cash provided by investing activities	24,746	134,323	344,144

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Financing Activities
Decrease in deposits	$(46,257)	$(129,750)	$(238,321)
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,746	(19,982)	(1,555)
Proceeds from borrowed funds	106,327	718,989	92,694
Repayment of borrowed funds	(105,452)	(956,037)	(251,572)
Issuance of common stock	7,951	175,000	—
Stock issuance cost	(2,324)	—	—
Recapitalization transaction fees	—	(14,360)	—

Net cash used in financing activities	(38,009)	(226,140)	(398,754)

Net increase (decrease) in cash and cash equivalents	3,877	(85,140)	(14,444)
Cash and cash equivalents at beginning of period	143,396	228,536	242,980

Cash and cash equivalents at end of period	$147,273	$143,396	$228,536

Supplemental disclosures of cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$4,443	$7,778	$21,097
Income tax payments (receipts)	15	17	(1,735)

Non-cash transactions:
Transfer of loans to OREO	10,381	19,352	75,169
Transfer of premises and equipment to OREO	—	—	558
Transfer of OREO to premises and equipment	—	—	2,870

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Business. Anchor BanCorp Wisconsin Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the state of Delaware and headquartered in Madison, Wisconsin. Through its wholly owned subsidiary, AnchorBank, fsb (the “Bank”), it provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Company and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Change in Year End

On December 18, 2013, the Board of Directors (the “Board”) approved the change of our year end from March 31 to December 31, beginning with December 31, 2013. This report on Form 10-K covers the year ended March 31, 2013, nine months ended December 31, 2013, and the year ended December 31, 2014. The following table presents certain comparative transition period condensed financial information for the periods ended December 31, 2014, 2013 and 2012.

The comparative twelve months ended December 31, 2013 and nine months ended December 31, 2012 are unaudited as a portion represents an interim period during the fiscal year.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2013	2012
		(Unaudited)		(Unaudited)
	(In thousands)
Interest income	$75,580	$84,939	$62,223	$77,166
Interest expense	4,344	22,013	14,117	29,503

Net interest income	71,236	62,926	48,106	47,663
Provision for loan losses	(4,585)	950	275	7,058

Net interest income after provision for loan losses	75,821	61,976	47,831	40,605
Non-interest income	30,519	167,036	159,533	38,398
Non-interest expense	91,708	131,400	95,732	99,336

Income (loss) before income taxes	14,632	97,612	111,632	(20,333)
Income tax expense (benefit)	10	9	9	(181)

Net income (loss)	14,622	97,603	111,623	(20,152)
Preferred stock dividends in arrears	—	(4,200)	(2,538)	(4,898)
Preferred stock discount accretion	—	(8,010)	(6,167)	(5,569)
Retirement of preferred shares	—	104,000	104,000	—

Net income (loss) available to common equity	$14,622	$189,393	$206,918	$(30,619)

Basis of Financial Statement Presentation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts and operations of the Company and its wholly owned subsidiaries, the Bank and Investment Directions, Inc. The Bank has one subsidiary ADPC Corporation. Significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the unaudited consolidated financial statements have been included.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, the net carrying value of mortgage servicing rights, deferred tax assets, the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans and loans held for sale.

The Company has three distinct operating segments; the Bank, IDI and the holding company and produces discreet financial information for each which is available to management. However, operating revenues and related assets of IDI fall below the required reporting thresholds and therefore are not disclosed in the consolidated financial statements.

The Company has evaluated all subsequent events through the date of this filing.

Cash and Cash Equivalents. The Company considers interest-earning deposits that have an original maturity of three months or less to be cash equivalents.

Investment Securities Available For Sale. Debt securities that the Company has the intent and ability to hold to maturity may be classified as held to maturity and stated at amortized cost as adjusted for premium amortization and discount accretion. Securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value with unrealized gains and losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax (if any), in stockholders’ equity. Securities would be classified as trading if the Company intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as held to maturity or trading during the year ended December 31, 2014, the nine months ended December 31, 2013 or the year ended March 31, 2013.

Realized gains and losses are included in net gain (loss) on sale of investment securities in the consolidated statements of operations as a component of non-interest income. The cost of securities sold is based on the specific identification method.

Declines in the fair value of investment securities below amortized cost basis that are deemed to be an other-than-temporary impairment (“OTTI”), are reflected as impairment losses. To determine if an other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its amortized cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the purchase yield or current accounting yield and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of operations as an other-than-temporary impairment on securities and is a reduction in the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

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

Loans Held for Investment, net. Loans held for investment, net are stated at the amount of the gross principal, reduced by undisbursed loan proceeds, unamortized loan fees, net, unearned interest and an allowance for loan losses. Certain loan origination, commitment and other loan fees and associated direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. These amounts, as well as discounts on purchased loans, are amortized using a method that approximates level yield, adjusted for prepayments, over the life of the related loans. Interest on loans is accrued into income on the gross loans as earned. Loans are placed on non-accrual status when they become 90 days past due or, when in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Past due status is based on contractual terms of the loan. Factors that management considers when assessing the collectability of principal and interest include early stage delinquencies and financial difficulties of the borrower. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current. In cases in which the unpaid contractual principal balance of the loan, is deemed to be fully collectible, interest payments received may be recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Loans held for investment are summarized into four different segments: residential loans, commercial and industrial loans, commercial real estate loans and consumer loans.

Residential Loans

Residential loans, substantially all of which finance the purchase of 1-to-4 family dwellings, are generally considered homogeneous as they exhibit similar product and risk characteristics. Residential loans are charged off to the fair value of collateral:

•	at the time of an approved short sale with funds received;

•	information is received indicating an insufficient value and the borrower is 180 days past due;

•	a foreclosure sale is complete and the loan is being moved to other real estate owned; or

•	the loan is otherwise deemed uncollectible.

Commercial and Industrial Loans

Commercial and industrial loans are funded for business purposes, including issuing letters of credit. The commercial and industrial loan portfolio is comprised of loans for a variety of purposes which are generally secured by equipment, owner occupied real estate and other working capital assets such as accounts receivable and inventory. Commercial business loans typically have terms of five years or less and are divided approximately even between interest rates that float in accordance with a designated published index and fixed rates. Most loans are secured and backed by the personal guarantees of the owners of the business. Commercial and industrial loans are charged off to the fair value of collateral when information confirms that any portion of the recorded investment in a collateral dependent loan is deemed a confirmed loss.

Commercial Real Estate Loans

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of two to seven years. Commercial real estate loans are charged off to the fair value of the collateral when available information confirms that any portion of the recorded investment in a collateral dependent loan is deemed a confirmed loss.

Consumer Loans

Consumer loans generally have higher interest rates than residential loans. The risk involved in consumer loans is based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include first and second mortgage and home equity loans, consisting primarily of the Express Refinance Loan product which is the Bank’s expedited first mortgage refinance and home equity loan product. In addition, consumer loans include education loans, vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Consumer loans are charged off to the fair value of collateral, upon repossession or sale of the collateral and deficiency is realized, upon reaching 120 days past due if unsecured or 180 days past due if secured, or the loan is otherwise deemed uncollectible.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the held for investment loan portfolio and is based on the size and current risk characteristics of the held for investment loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded in the statement of operations based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. Conversely, the provision for loan losses may decline should credit metrics such as net charge offs and the amount of non-performing loans improve in the future. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectability using information available to them at the time of their examination.

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all non-accrual loans and troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally accept. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent, is less than the carrying value of the loan. Cash collections on impaired loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable.

The specific allowance component relates to impaired loans, loans reported as troubled debt restructurings (“TDRs”), and loans graded substandard or below. The company has certain loans rated substandard, which are not classified as impaired based on the facts of the credit. For these non-impaired and substandard loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under ASC 450-20. These non-impaired substandard loans exist primarily in the commercial and industrial and commercial real estate segments. For substandard loans, an allowance for loan losses is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan.

The general allowance component is based on historical net loss experience adjusted for qualitative factors. In determining the general allowance, the Company has defined the following segments within its loan portfolio: residential, commercial and industrial, commercial real estate and consumer. The Company has disaggregated those segments into the following classes based on risk characteristics: residential; commercial and industrial; land and construction, multi-family, retail/office and other commercial real estate within the commercial real estate segment; and education and other consumer within the consumer segment. Consistent with the Bank’s allowance for loan losses policy, the appropriateness of the segmentation is periodically reviewed. This additional detail allows management to better identify trends in borrower behavior and loss severity within the segments and classes of the loan portfolio. A historical loss factor is computed for each class of loan and is used as the major determinate of the general allowance for loan losses. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Management reviews each class’ historical losses by quarter for any trends that indicate the most representative look-back period.

Beginning with the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period by an additional period each quarter until the historical look-back period is built to a twelve quarter look-back period. For the quarter ended December 31, 2014, the Bank utilized an eleven quarter look-back period compared to a ten quarter look-back period for the quarter ended September 30, 2014. The modification is being done to reflect a more stable economic environment to capture additional loss statistics considered reflective of the current portfolio and to conform to industry practices. The impact to the allowance for loan losses at December 31, 2014 after implementing the modification was a $36,000 reduction in the required reserve as compared to the previous methodology.

Management adjusts historical loss factors based on the following qualitative factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and volume and severity of adversely classified or graded loans;

•	Changes in the quality of AnchorBank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in AnchorBank’s current portfolio.

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

Other Real Estate Owned, net. Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (“OREO”) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized;

generally those greater than $10,000; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net included in non-interest expense. Incremental valuation adjustments may be recognized in the Statement of Operations if, in the opinion of management, additional losses are deemed probable.

Premises and Equipment. Premises and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the estimated useful lives of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recorded in income. The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives (3 years to 40 years) of the assets. The cost of capitalized leasehold improvements is depreciated on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system which is organized as a member owned cooperative. As a result of membership in the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The stock is redeemable at par and is, therefore, carried at cost and periodically evaluated for impairment. Ownership in the FHLB provides a potential dividend and allows access to member privileges including loans, advances, letters of credit and mortgage purchases. The stock is not transferable and cannot be used as collateral. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at December 31, 2014.

Mortgage Servicing Rights, net. Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The amount allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. Mortgage servicing rights are valued monthly by an independent third party valuation service with income adjustments recorded monthly. On an annual basis the valuation is validated by a separate third party valuation service. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring fair value and impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate. The amount of impairment recognized is the amount by which the amortized cost of the capitalized mortgage servicing rights on a product and interest rate strata basis exceed their fair value.

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrains it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Income Taxes. The Company’s deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities and associated valuation allowance. The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns. An intercompany settlement of taxes paid is determined based on tax sharing agreements which generally provide for allocation of taxes to each entity on a separate return basis.

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Accounting guidance related to uncertainty in income taxes provides a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. generally accepted accounting principles. The Company recognizes interest and penalties related to uncertain tax positions in other non-interest expense if any were incurred.

Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common equity of the Company by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents, if any. Diluted EPS is computed by dividing net income (loss) available to common equity by the weighted average number of common shares outstanding plus all potentially dilutive common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (“common stock equivalents”). The Company’s common stock equivalents represent shares issuable under a stock compensation plan. Such common stock equivalents were computed based on the treasury stock method using the average market price for the period.

Comprehensive Income (Loss). Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not reported as net income (loss). As such, the Company includes unrealized gains or losses on securities available for sale in other comprehensive income (loss).

New Accounting Pronouncements.

Accounting Standards Update, (“ASU”), No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20).” ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). Early application is not permitted. The Company intends to adopt the accounting standard during the first quarter of 2017, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property when collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. Further, this amendment clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for reporting periods after January 1, 2014. The Company is in compliance with these requirements and adoption did not have an impact on the consolidated financial statements.

Reclassifications. Prior period amounts have been reclassified as needed to conform to the current period presentations. There was no impact on earnings or stockholders’ equity as a result of the reclassifications.

Note 2 – Significant Transactions

Initial Public Offering

In October 2014, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 250,000 shares of common stock at a public offering price of $26.00 per share. The Company also granted the underwriters a 30-day option to purchase up to 55,794 additional shares of common stock to cover any over-allotments which was executed for the full amount on October 30, 2014. The Company received net proceeds, which includes the proceeds from the over-allotments, of $5.6 million after deducting underwriting discounts and commissions of $517,000 and other offering expenses totaling $1.8 million. The underwriting discounts, commissions and other offering expenses were deducted against additional paid-in capital and were not included in operating expense of the Company. The Company’s shares are now listed on the Nasdaq Global Market under the symbol “ABCW.” Common shares outstanding at December 31, 2014 were 9,547,587.

Bankruptcy Proceedings and Emergence from Chapter 11

Background

The Company experienced significant operating losses beginning in 2009, significant levels of criticized assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by our banking regulators, primarily due to the economic downturn that began in 2008. As a result, in 2009 both the Company and the Bank became subject to Orders to Cease and Desist issued by the Office of Thrift Supervision. Also, the Company owed $183.5 million under a credit facility, which the Company was unable to repay, and issued $110.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “TARP Preferred Stock”) and warrants to purchase common stock (the “TARP Warrant) to the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”) in 2009. In order to facilitate our restructuring and the recapitalization of the Bank, on August 12, 2013 (the “Petition Date”), the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”).

Plan of Reorganization

Pursuant to the Plan of Reorganization, the following transactions (collectively, the “Recapitalization”) were consummated on September 27, 2013 (the “Effective Date”)

•	Delaware Conversion and Reverse Stock Split

Pursuant to the Plan of Reorganization, on September 25, 2013, the Company (i) converted from a Wisconsin Company to a Delaware Company in accordance with Section 265 of the Delaware General Company Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify our Board, increase the number of authorized shares of our common stock and adopt certain restrictions on acquisitions and dispositions of our securities. The Amended Charter provides for (a) 2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and (b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01. There are 9,547,587 shares of Common Stock outstanding as of December 31, 2014.

•	Private Placements

In connection with the Plan of Reorganization, the Company entered into stock purchase agreements (the “Investor SPAs”) with investors for the purchase and sale of 1,750,000,000 shares of our common stock (adjusted to 8,750,000 shares on October 2, 2013 as a result of the Reverse Stock Split) at a pre-Reverse Stock Split purchase price of $0.10 per share (implying a $20.00 per share price after giving effect to the Reverse Stock Split) and received gross proceeds of $175.0 million (the “Private Placements”) and incurred transaction costs $14.4 million. The Investors were certain of our officers and directors and institutional investors.

•	TARP Exchange

On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program, the Company issued and sold to the Treasury 110,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Company with an aggregate liquidation preference of $110.0 million (the “TARP Preferred Stock”). In addition, the Company issued to the Treasury a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our common stock, par value $0.10 per share (the “Legacy Common Stock”), at an initial per share exercise price of $2.23. Pursuant to the Plan of Reorganization, we, on the Effective Date (i) exchanged the TARP Preferred Stock for 60.0 million shares of common stock (adjusted to 300,000 common shares as a result of the Reverse Stock Split) of common stock (the “Treasury Issuance”) and (ii) cancelled a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our pre-Reorganization common stock, par value $0.10 per share (the “Legacy Common Stock”) in its entirety (collectively, the “TARP Exchange”). The difference between the Common Stock issued and the Preferred Stock redeemed of $104.0 million was recorded as an increase directly to retained earnings. The $104.0 million represents a return from the Preferred stockholder thereby increasing the amount available to common stockholders for purposes of earnings per share.

Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of Common Stock delivered to the Treasury in connection with the Treasury Issuance at a purchase price equal to $0.10 per share (the “Secondary Treasury Sales”) under the securities purchase agreements, dated as of September 19, 2013, among the Treasury, the Secondary Investor and (with respect to certain provisions) the Company. In connection with the Secondary Treasury Sales, the Company entered into secondary sale purchaser agreements with the Secondary Investors pursuant to which the company made certain representations and warranties to the Investor and provided rights to the Secondary Investors similar to the rights provided to Investors under the Stock Purchase Agreements. The Treasury then sold all of the shares of common stock delivered and received gross proceeds of $6.0 million and ceased to be our stockholder.

•	Senior Debt Settlement

The aggregate amount of our obligations under the Credit Agreement was approximately $183.5 million as of August 12, 2013 (including with respect to gross loans, accrued but unpaid interest thereon and all administrative and other fees or penalties). On the Effective Date the Company satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result of the transaction, the Company recognized a gain on extinguishment of debt of $134.5 million. All other claims were unaffected by, and were paid in full under, the Plan of Reorganization.

•	Legacy Common Stock

On the effective date all shares of the outstanding Legacy Common Stock including those shares held as treasury stock and in any stock incentive plans were cancelled for no consideration pursuant to the Plan of Reorganization.

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

Regulatory Agreements

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve is the primary regulator of the Company. On June 26, 2009, the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively). On August 31, 2010, a Prompt and Corrective Action Directive (“PCA Directive”) was issued for the Bank. The Company Order required among other things a larger capital ratio and the submission of a capital restoration plan along with a revised business plan.

On April 2, 2014, the Bank was notified that the Bank Order and the PCA Directive were terminated. On July 31, 2014, the Company was notified that the Company Order was terminated.

Note 3 – Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The average amount of required reserve balances for the year ended December 31, 2014, and the nine months ended December 31, 2013 was approximately $1.3 million for both periods. The Bank met the required reserves with cash balances in the branch system.

The Bank is required to maintain an account with its official check service provider equal to one day’s average remittance. The balance in this restricted account was $2.5 million and $4.5 million at December 31, 2014 and 2013 respectively.

The Bank was previously required to maintain an account pledged in favor of a Government-sponsored enterprise to enter into cash purchase contracts and/or mandatory master commitments. This requirement was terminated in 2014 and as such there was no balance in the restricted account at December 31, 2014. There was a balance of $1.0 million at December 31, 2013.

The nature of the Company’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and has not experienced any losses in such accounts.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
December 31, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,245	$16	$—	$3,261
Corporate stock and bonds	1	2	—	3
Non-agency CMOs (1)	59	—	(32)	27
Government sponsored agency mortgage-backed securities (1)	120,627	411	(417)	120,621
GNMA mortgage-backed securities (1)	173,069	411	(2,793)	170,687

	$297,001	$840	$(3,242)	$294,599

December 31, 2013
Available for sale:
U.S. government sponsored and federal agency obligations	$3,359	$17	$—	$3,376
Corporate stock and bonds	88	267	—	355
Non-agency CMOs (1)	6,452	9	(253)	6,208
Government sponsored agency mortgage-backed securities (1)	50,721	160	(723)	50,158
GNMA mortgage-backed securities (1)	223,874	1,056	(7,155)	217,775

	$284,494	$1,509	$(8,131)	$277,872

(1)	CMOs (collateralized mortgage obligations), government sponsored agencies and GNMA (Ginnie Mae) mortgage-backed securities are primarily collateralized by residential mortgages.

Independent pricing services are used to value all investment securities. One pricing service is used to value all securities except the non-agency CMOs. A specialized pricing service was used for valuation of the non-agency CMO portfolio.

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2014
Non-agency CMOs	$2	$(1)	$25	$(31)	$27	$(32)
Government sponsored agency mortgage-backed securities (1)	54,020	(228)	8,178	(189)	62,198	(417)
GNMA mortgage-backed securities	27,113	(110)	98,230	(2,683)	125,343	(2,793)

	$81,135	$(339)	$106,433	$(2,903)	$187,568	$(3,242)

December 31, 2013
Non-agency CMOs	$1,219	$(7)	$4,776	$(246)	$5,995	$(253)
Government sponsored agency mortgage-backed securities (1)	47,480	(723)	—	—	47,480	(723)
GNMA mortgage-backed securities	140,824	(5,143)	25,449	(2,012)	166,273	(7,155)

	$189,523	$(5,873)	$30,225	$(2,258)	$219,748	$(8,131)

(1)	Includes mortgage-backed securities and CMOs.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2014, there were no securities classified as other-than-temporarily impaired. At December 31, 2013, six non-agency CMOs with a fair value of $6.2 million and an adjusted cost basis of $6.4 million were other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $64,000 and $23,000 was included in earnings for the year ended December 31, 2014 and the nine months ended December 31, 2013, respectively. For the year ended December 31, 2014 and the nine months ended December 31, 2013, realized losses of $221,000 and $224,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment. During 2014, these other-than-temporarily impaired securities were sold at a loss of $37,000.

Unrealized losses on U.S. government sponsored and federal agency obligations, corporate stocks and bonds and Ginnie Mae mortgage-backed securities as of December 31, 2014 and 2013 due to changes in interest rates and other non-credit related factors totaled $3.2 million and $7.9 million, respectively. The number of individual securities in the tables above total 34 at December 31, 2014 and 35 at December 31, 2013. The Company has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income (loss) for the periods presented:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$801	$1,002	$2,391

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	64	23	412
Additional debit related OTTI previously recognized for OTTI recovery during the period	4	5	—
Credit related OTTI previously recognized for securities sold during the period	(644)	—	(1,075)
Credit related OTTI previously recognized for securities paid-off during the period	—	—	(4)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(225)	(229)	(722)

Ending balance of unrealized OTTI related to credit losses	$—	$801	$1,002

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Proceeds from sales	$17,557	$356	$12,780

Gross gains	$825	$292	$91
Gross losses	(79)	—	(338)

Net gain/(loss) on sales	$746	$292	$(247)

At December 31, 2014 and 2013, investment securities with a fair value of approximately $121.5 million and $162.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In thousands)
U.S. government sponsored and federal agency obligations	$—	$3,261	$—	$—	$3,261
Corporate stock and bonds	—	—	—	3	3
Non-agency CMOs	—	—	2	25	27
Government sponsored agency mortgage-backed securities (1)	—	96	11,998	108,527	120,621
GNMA mortgage-backed securities	—	188	—	170,499	170,687

Total	$—	$3,545	$12,000	$279,054	$294,599

(1)	Includes mortgage-backed securities and CMOs.

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

Note 5 – Loans Held for Investment, net

Loans held for investment, net consist of the following:

	December 31,
	2014	2013
	(In thousands)
Residential	$541,211	$529,777
Commercial and industrial	16,514	21,591
Commercial real estate:
Land and construction	106,436	92,050
Multi-family	265,735	281,917
Retail/office	155,095	154,075
Other commercial real estate	156,243	174,313

Total commercial real estate	683,509	702,355
Consumer:
Education	108,384	129,520
Other consumer	233,487	238,311

Total consumer loans	341,871	367,831

Total gross loans	1,583,105	1,621,554

Undisbursed loan proceeds (1)	(10,080)	(10,322)
Unamortized loan fees, net	(1,544)	(1,722)
Unearned interest	(5)	(4)

Total loan contra balances	(11,629)	(12,048)

Loans held for investment	1,571,476	1,609,506
Allowance for loan losses	(47,037)	(65,182)

Loans held for investment, net	$1,524,439	$1,544,324

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Corporation.

Residential Loans

At December 31, 2014, $541.2 million, or 34.2%, of the total gross loans consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Company does not originate negative amortization and option payment adjustable rate mortgages.

At December 31, 2014, approximately $313.5 million, or 57.9%, of the held for investment residential gross loans consisted of loans with adjustable interest rates. At December 31, 2014, approximately $227.7 million, or

42.1%, of the held for investment residential gross loans consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Company originates loans for commercial and business purposes, including issuing letters of credit. At December 31, 2014, the commercial and industrial gross loans amounted to $16.5 million, or 1.0%, of the total gross loans.

Commercial Real Estate Loans

At December 31, 2014, $683.5 million of gross loans were secured by commercial real estate, which represented 43.3% of the total gross loans. The origination of such loans is generally limited to the Company’s primary market area.

Consumer Loans

The Company offers consumer loans in order to provide a wider range of financial services to its customers. Consumer loans primarily consist of home equity loans and lines and education loans. At December 31, 2014, $341.9 million, or 21.5%, of the total gross loans consisted of consumer loans.

Approximately $108.4 million, or 6.8%, of the total gross loans at December 31, 2014 consisted of education loans. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Company up to 97% of the balance of the loan. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the year ended December 31, 2014 and the nine months ended December 31, 2013.

The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence.

Other consumer loans consist of credit cards, vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement.

A new agreement was signed with ELAN on December 31, 2014, effective January 1, 2015, providing the Company an origination fee for each card sold. The Company also receives a monthly fee from ELAN resulting from the performance of the originated portfolio, based on 11% of the interest income and 25% of the interchange income, and the Bank is no longer exposed to credit risk from the underlying consumer credit. As part of the new agreement, the Bank agreed to sell back to ELAN its participation in outstanding credit card balances totaling $6.6 million with no gain or loss recognized. This transaction settled on February 10, 2015.

Allowances for Loan Losses

The following table presents the allowance for loan losses by component:

	December 31,
	2014	2013
	(In thousands)
General reserve	$34,027	$34,466
Specific reserve:
Substandard rated loans, excluding TDR accrual	4,569	6,225
Impaired loans	8,441	24,491

Total allowance for loan losses	$47,037	$65,182

The following table presents the gross balance of loans by risk category:

	December 31,
	2014	2013
	(In thousands)
Pass	$1,465,224	$1,429,283
Special mention	6,243	24,203

Total pass and special mention rated loans	1,471,467	1,453,486

Substandard rated loans, excluding TDR accrual (1)	16,353	35,310

Troubled debt restructurings – accrual (2)	60,170	64,261
Non-accrual	35,115	68,497

Total impaired loans	95,285	132,758

Total gross loans	$1,583,105	$1,621,554

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.
(2)	Includes TDR loans performing to contract terms of $55.4 million and $31.2 million at December 31, 2014 and 2013, respectively.

The following table presents activity in the allowance for loan losses by portfolio segment:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Year Ended:
December 31, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(599)	(2,622)	(6,129)	4,765	(4,585)
Charge-offs	(2,212)	(5,220)	(16,041)	(2,599)	(26,072)
Recoveries	436	2,876	8,821	379	12,512

Ending balance	$10,684	$1,436	$28,716	$6,201	$47,037

For the Nine Months Ended:
December 31, 2013
Beginning balance	$14,525	$7,072	$54,581	$3,637	$79,815
Provision	2,224	(599)	(2,942)	1,592	275
Charge-offs	(4,419)	(864)	(13,100)	(1,903)	(20,286)
Recoveries	729	793	3,526	330	5,378

Ending balance	$13,059	$6,402	$42,065	$3,656	$65,182

For the Year Ended:
March 31, 2013
Beginning balance	$13,027	$10,568	$85,153	$2,467	$111,215
Provision	6,414	(1,471)	(3,107)	5,897	7,733
Charge-offs	(6,659)	(3,483)	(34,265)	(4,946)	(49,353)
Recoveries	1,743	1,458	6,800	219	10,220

Ending balance	$14,525	$7,072	$54,581	$3,637	$79,815

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
December 31, 2014
Allowance for loan losses:
Associated with impaired loans	$1,400	$140	$6,475	$426	$8,441
Associated with all other loans	9,284	1,296	22,241	5,775	38,596

Total	$10,684	$1,436	$28,716	$6,201	$47,037

Loans:
Impaired loans individually evaluated	$14,497	$113	$79,160	$1,515	$95,285
All other loans	526,714	16,401	604,349	340,356	1,487,820

Total	$541,211	$16,514	$683,509	$341,871	$1,583,105

December 31, 2013
Allowance for loan losses:
Associated with impaired loans	$2,424	$1,745	$19,845	$477	$24,491
Associated with all other loans	10,635	4,657	22,220	3,179	40,691

Total	$13,059	$6,402	$42,065	$3,656	$65,182

Loans:
Impaired loans individually evaluated	$20,502	$2,315	$106,657	$3,284	$132,758
All other loans	509,275	19,276	595,698	364,547	1,488,796

Total	$529,777	$21,591	$702,355	$367,831	$1,621,554

A substantial portion of loans, 98.0%, are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans. The recorded investment amounts represent the gross loan balance less charge-offs. The unpaid principal balance represents the contractual loan balance less any principal payments applied. The interest income recognized column represents all interest income recorded either on a cash or accrual basis after the loan became impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount (1)	Year-to-Date Interest Income Recognized
	(In thousands)
December 31, 2014
With no specific allowance recorded:
Residential	$4,992	$6,406	$—	$5,455	$165
Commercial and industrial	—	268	—	843	26
Land and construction	9,421	19,334	—	12,192	208
Multi-family	17,614	19,863	—	17,979	780
Retail/office	7,840	15,581	—	8,040	354
Other commercial real estate	13,972	15,318	—	14,617	467
Education (3)	205	205	—	101	—
Other consumer	469	845	—	1,003	89

Subtotal	54,513	77,820	—	60,230	2,089

With an allowance recorded (2):
Residential	$9,505	$9,671	$1,400	$8,574	$403
Commercial and industrial	113	236	140	111	1
Land and construction	8,362	12,536	3,657	4,440	180
Multi-family	11,641	11,641	1,308	10,465	485
Retail/office	9,387	9,566	1,391	8,207	356
Other commercial real estate	923	936	119	854	17
Education (3)	—	—	—	—	—
Other consumer	841	841	426	617	48

Subtotal	40,772	45,427	8,441	33,268	1,490

Total
Residential	$14,497	$16,077	$1,400	$14,029	$568
Commercial and industrial	113	504	140	954	27
Land and construction	17,783	31,870	3,657	16,632	388
Multi-family	29,255	31,504	1,308	28,444	1,265
Retail/office	17,227	25,147	1,391	16,247	710
Other commercial real estate	14,895	16,254	119	15,471	484
Education (3)	205	205	—	101	—
Other consumer	1,310	1,686	426	1,620	137

	$95,285	$123,247	$8,441	$93,498	$3,579

(1)	Calculated on a trailing 12 month basis for December 31, 2014, and a trailing 9 month basis for December 31, 2013.
(2)	Includes ratio-based allowance for loan losses of $0.5 million and $2.1 million associated with loans totaling $1.9 million and $12.5 million at December 31, 2014 and 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.6 million and $8.9 million and average carrying amounts totaling $7.7 million and $13.7 million at December 31, 2014 and 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount (1)	Nine Months Ended December 31, 2013 Interest Income Recognized
	(In thousands)
December 31, 2013
With no specific allowance recorded:
Residential	$5,009	$6,292	$—	$5,275	$94
Commercial and industrial	61	370	—	58	246
Land and construction	4,311	13,299	—	4,692	14
Multi-family	16,102	16,286	—	7,338	74
Retail/office	11,279	12,501	—	11,916	128
Other commercial real estate	19,660	23,597	—	12,523	225
Education (3)	276	276	—	343	—
Other consumer	479	745	—	841	84

Subtotal	57,177	73,366	—	42,986	865

With an allowance recorded (2):
Residential	$15,493	$15,623	$2,424	$13,572	$250
Commercial and industrial	2,254	2,278	1,745	934	70
Land and construction	20,417	26,020	7,512	15,281	128
Multi-family	14,311	14,329	3,693	4,118	159
Retail/office	17,878	18,062	8,254	14,072	476
Other commercial real estate	2,699	2,731	386	2,298	87
Education (3)	—	—	—	—	—
Other consumer	2,529	2,529	477	2,190	62

Subtotal	75,581	81,572	24,491	52,465	1,232

Total
Residential	$20,502	$21,915	$2,424	$18,847	$344
Commercial and industrial	2,315	2,648	1,745	992	316
Land and construction	24,728	39,319	7,512	19,973	142
Multi-family	30,413	30,615	3,693	11,456	233
Retail/office	29,157	30,563	8,254	25,988	604
Other commercial real estate	22,359	26,328	386	14,821	312
Education (3)	276	276	—	343	—
Other consumer	3,008	3,274	477	3,031	146

	$132,758	$154,938	$24,491	$95,451	$2,097

(1)	Calculated on a trailing 12 month basis for December 31, 2014, and a trailing 9 month basis for December 31, 2013.
(2)	Includes ratio-based allowance for loan losses of $0.5 million and $2.1 million associated with loans totaling $1.9 million and $12.5 million at December 31, 2014 and 2013, respectively, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.6 million and $8.9 million and average carrying amounts totaling $7.7 million and $13.7 million at December 31, 2014 and 2013, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31, 2014		Nine Months Ended December 31, 2013		Year Ended March 31, 2013
	Average Carrying Amount (1)	Interest Income Recognized	Average Carrying Amount (1)	Interest Income Recognized	Average Carrying Amount (1)	Interest Income Recognized
	(In thousands)
Residential	$14,029	$568	$18,847	$344	$34,649	$717
Commercial and industrial	954	27	992	316	2,864	443
Land and construction	16,632	388	19,973	142	27,832	183
Multi-family	28,444	1,265	11,456	233	25,833	652
Retail/office	16,247	710	25,988	604	28,745	1,005
Other commercial real estate	15,471	484	14,821	312	33,992	1,316
Education	101	—	343	—	615	—
Other consumer	1,620	137	3,031	146	4,604	355

	$93,498	$3,579	$95,451	$2,097	$159,134	$4,671

(1)	The average carry amount was calculated on a trailing 12 month basis for December 31, 2014 and March 31, 2013 and on a trailing 9 month basis for December 31, 2013.

The following is additional information regarding impaired loans:

	December 31,
	2014	2013
	(In thousands)
Carrying amount of impaired loans	$86,844	$108,267
Average carrying amount of impaired loans	93,498	95,451
Loans and troubled debt restructurings on non – accrual status	35,115	68,497
Troubled debt restructurings – accrual	60,170	64,261
Troubled debt restructurings – non-accrual (1)	16,483	29,346
Troubled debt restructurings valuation allowance	8,593	15,210
Loans past due ninety days or more and still accruing (2)	6,613	8,930

(1)	Troubled debt restructurings – non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(2)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Although the Company is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Current	Total
	(In thousands)
December 31, 2014
Residential	$1,186	$802	$2,995	$536,228	$541,211
Commercial and industrial	205	—	196	16,113	16,514
Land and construction	267	29	1,111	105,029	106,436
Multi-family	—	—	3,518	262,217	265,735
Retail/office	—	—	2,172	152,923	155,095
Other commercial real estate	—	—	3,011	153,232	156,243
Education	3,505	2,140	6,818	95,921	108,384
Other consumer	632	126	517	232,212	233,487

	$5,795	$3,097	$20,338	$1,553,875	$1,583,105

December 31, 2013
Residential	$1,287	$564	$8,897	$519,029	$529,777
Commercial and industrial	1,609	—	1,461	18,521	21,591
Land and construction	105	—	11,307	80,638	92,050
Multi-family	1,612	—	1,079	279,226	281,917
Retail/office	968	83	10,887	142,137	154,075
Other commercial real estate	184	506	3,785	169,838	174,313
Education	5,210	2,914	9,206	112,190	129,520
Other consumer	910	213	2,395	234,793	238,311

	$11,885	$4,280	$49,017	$1,556,372	$1,621,554

Total delinquencies (loans past due 30 days or more) at December 31, 2014 were $29.2 million. Non-accrual loans were $35.1 million and $68.5 million as of December 31, 2014 and 2013, respectively. The Company has experienced a significant reduction in delinquencies since December 31, 2013 primarily due to improving credit conditions and $10.4 million of loans moving to OREO. The Company has $6.6 million of education loans past due 90 days or more at December 31, 2014 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators:

The Company classifies commercial and industrial loans and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. This analysis is updated on a monthly basis. The following definitions are used for risk ratings:

Pass. Loans classified as pass represent assets that are evaluated and are performing under the stated terms.

Watch. Loans classified as watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. These loans are treated the same as loans classified as “Pass” for reporting purposes.

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

The risk category of loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass (1)	Special Mention	Substandard	Non-Accrual	Total Gross Loans
	(In thousands)
December 31, 2014
Commercial and industrial	$14,990	$—	$1,491	$33	$16,514
Commercial real estate:
Land and construction	85,425	946	2,870	17,195	106,436
Multi-family	261,254	—	915	3,566	265,735
Retail/office	143,260	4,753	3,112	3,970	155,095
Other	145,995	174	6,452	3,622	156,243

	$650,924	$5,873	$14,840	$28,386	$700,023

Percent of total gross loans	93.0%	0.8%	2.1%	4.1%	100.0%

December 31, 2013
Commercial and industrial	$16,542	$—	$3,540	$1,509	$21,591
Commercial real estate:
Land and construction	57,221	75	10,025	24,729	92,050
Multi-family	255,741	465	22,053	3,658	281,917
Retail/office	130,966	2,967	5,777	14,365	154,075
Other	135,045	20,696	11,770	6,802	174,313

	$595,515	$24,203	$53,165	$51,063	$723,946

Percent of total gross loans	82.3%	3.3%	7.3%	7.1%	100.0%

(1)	Includes TDR accruing loans.

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the residential and consumer gross loans based on accrual status:

	December 31, 2014			December 31, 2013
	Accrual (1)	Non-Accrual	Total Gross Loans	Accrual (1)	Non-Accrual	Total Gross Loans
	(In thousands)
Residential	$535,338	$5,873	$541,211	$515,373	$14,404	$529,777
Consumer
Education (2)	108,179	205	108,384	129,244	276	129,520
Other consumer	232,836	651	233,487	235,557	2,754	238,311

	$876,353	$6,729	$883,082	$880,174	$17,434	$897,608

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.
(2)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months, or longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR.

The following table presents information related to loans modified in a troubled debt restructuring by class:

	Year Ended December 31, 2014
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	$13	$1,632	$1,620
Commercial and industrial	2	64	97
Land and construction	3	427	410
Multi-family	3	1,283	1,183
Retail/office	—	—	—
Other commercial real estate	2	251	256
Education	—	—	—
Other consumer	11	353	305

	$34	$4,010	$3,871

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.

	Nine Months Ended December 31, 2013
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	$21	$3,761	$3,788
Commercial and industrial	19	13,322	12,788
Land and construction	—	—	—
Multi-family	20	25,556	23,531
Retail/office	6	1,673	1,604
Other commercial real estate	8	15,269	15,346
Education	—	—	—
Other consumer	12	401	423

	$86	$59,982	$57,480

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present gross loans modified in a troubled debt restructuring during the year ended December 31, 2014 and the nine months ended December 31, 2013 by class and by type of modification:

Troubled Debt Restructurings (1)(2)	Year Ended December 31, 2014
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total

		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$175	$788	$—	$119	$538	$1,620
Commercial and industrial	—	—	—	—	97	97
Land and construction	—	63	—	—	347	410
Multi-family	—	—	—	921	262	1,183
Retail/office	—	—	—	—	—	—
Other commercial real estate	—	—	—	214	42	256
Education	—	—	—	—	—	—
Other consumer	—	252	—	—	53	305

	$175	$1,103	$—	$1,254	$1,339	$3,871

Troubled Debt Restructurings (1)(2)	Nine Months Ended December 31, 2013
	Principal and Interest to Interest Only	Interest Rate Reduction		Below Market Rate (4)	Other (5)	Total

		To Below Market Rate	To Interest Only (3)
	(In thousands)
Residential	$—	$1,318	$—	$—	$2,470	$3,788
Commercial and industrial	—	345	—	—	12,443	12,788
Land and construction	—	—	—	—	—	—
Multi-family	—	231	—	—	23,300	23,531
Retail/office	—	45	216	—	1,343	1,604
Other commercial real estate	—	701	—	144	14,501	15,346
Education	—	—	—	—	—	—
Other consumer	—	411	—	—	12	423

	$—	$3,051	$216	$144	$54,069	$57,480

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial pay downs and charge-offs since the modification date.
(3)	Includes modifications of loan repayment terms from principal and interest to interest only, along with a reduction in the contractual interest rate.
(4)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(5)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

There were no loans modified in a troubled debt restructuring during the year ended December 31, 2014 and the nine months ended December 31, 2013, that subsequently defaulted.

Pledged Loans

At December 31, 2014 and 2013, residential, multi-family, education and other consumer loans with unpaid principal of approximately $726.6 million and $744.1 million, respectively were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 10-Other Borrowed Funds.

Related Party Loans

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $49,000 and $83,000 at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, there were no principal additions and principal payments totaled $34,000.

Note 6 – Other Real Estate Owned

A summary of the activity in other real estate owned is as follows:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Balance at beginning of period	$63,460	$84,342
Additions	10,381	19,352
Capitalized improvements	251	307
OREO valuation adjustments, net (1)	(7,840)	(4,937)
Sales	(30,761)	(35,604)

Balance at end of period	$35,491	$63,460

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

The balances at end of period above are net of a valuation allowance of $20.6 million, $30.8 million and $36.0 million at December 31, 2014 and 2013 and March 31, 2013, respectively recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Balance at beginning of period	$30,842	$36,009	$22,521
Valuation adjustments (1)	7,840	4,937	26,733
Sales	(18,099)	(10,104)	(13,245)

Balance at end of period	$20,583	$30,842	$36,009

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

Net OREO expense consisted of the following components:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Valuation adjustments	$7,840	$4,937	$26,733
Foreclosure cost expense	498	1,541	2,602
Expenses from operations, net	1,441	3,319	8,236

OREO expense, net	$9,779	$9,797	$37,571

Note 7 – Premises, Equipment and Lease Commitments

Premises and equipment are summarized as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Land and land improvements	$6,615	$7,947
Office buildings	30,930	41,510
Furniture and equipment	26,444	38,483
Leasehold improvements	4,171	4,264

	68,160	92,204
Less accumulated depreciation and amortization	(44,591)	(67,404)

	$23,569	$24,800

Depreciation expense is summarized as follows:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Building depreciation expense	$1,059	$959	$1,397
Furniture and fixture depreciation expense	1,345	912	1,682

	$2,404	$1,871	$3,079

The Company leases 21 branch offices and office facilities under non-cancelable operating leases which expire on various dates through 2029. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2014 are as follows:

Year Ending December 31,	Amount of Future Minimum Payments
(In thousands)
2015	$2,987
2016	1,959
2017	1,872
2018	1,952
2019	1,755
Thereafter	6,493

Total	$17,018

For the year ended December 31, 2014, the nine months ended December 31, 2013 and for the year ended March 31, 2013, land and building lease rental expense was $1.8 million, $1.3 million, and $1.9 million, respectively.

In February 2014, the Bank entered into a purchase agreement with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street and the 261-stall parking ramp located at 126 South Carroll Street. The transaction closed on December 19, 2014 and a $1.4 million gain was recognized on the parcels that were not included in the subsequent lease between the Bank and the buyer. The Bank entered into a nine year lease to rent a portion of the building, to house the branch currently located in the building and additional office space. The future lease payments for this facility have been added to the table above presenting “Amount of Future Minimum Payments.” The gain of $6.4 million related to the leased space sold has been deferred and will be amortized into income over the remaining term of the lease.

On December 31, 2014 the Bank sold the Richland Center branch, which was a leased facility, in rural Wisconsin. The sale consisted of selected loans, furniture and equipment and deposits. The amount of deposits sold were $16.6 million and a gain of $1.0 million was recorded on the sale. The future lease payments for this facility have been removed from the table above presenting “Amount of Future Minimum Payments”.

Note 8 – Mortgage Servicing Rights

Accounting for mortgage loan servicing rights (MSRs) is based on the amortization method. Under this method, servicing assets are amortized in proportion to and over the period of net servicing income. Income generated as the result of the capitalization of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the consolidated statements of operations. Ancillary income is recorded in other non-interest income.

Information regarding the Company’s mortgage servicing rights is as follows:

	Year Ended December 31,	Nine Months Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$23,041	$24,235
Additions	1,442	2,751
Amortization	(3,798)	(3,945)

Balance at end of period – before valuation allowance	20,685	23,041
Valuation allowance	(1,281)	(747)

Balance at end of period	$19,404	$22,294

Fair value at the end of the period	$19,590	$23,553
Key assumptions:
Weighted average discount rate	11.45%	12.02%
Weighted average prepayment speed	10.01%	7.06%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of December 31, 2014 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Year ended December 31, 2014	$3,798

Estimate for the year ended December 31,
2015	$4,137
2016	3,310
2017	2,648
2018	2,118
2019	1,694
Thereafter	6,778

Total	$20,685

The unpaid principal balance of mortgage loans serviced for others is not included in the consolidated balance sheets. The unpaid principal of mortgage loans serviced was approximately $2.47 billion and $2.71 billion at December 31, 2014 and 2013, respectively.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies-these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Company may be responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan.

Note 9 – Deposits

Deposits are summarized as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$291,248	—%	$259,926	—%
Interest-bearing checking	305,004	0.06	301,956	0.07

Total checking accounts	596,252	0.03	561,882	0.04
Money market accounts	455,594	0.20	468,461	0.19
Regular savings	312,544	0.10	293,159	0.10
Advance payments by borrowers for taxes and insurance	2,568	0.07	822	0.10
Certificates of deposit:
0.00% to 0.99%	363,890	0.32	457,407	0.33
1.00% to 1.99%	71,618	1.27	67,762	1.28
2.00% to 2.99%	11,705	2.27	16,116	2.37
3.00% to 3.99%	—	—	7,310	3.59
4.00% and above	—	—	2,374	4.24

Total certificates of deposit	447,213	0.52	550,969	0.57

Total deposits	$1,814,171	0.21%	$1,875,293	0.24%

Annual maturities of certificates of deposit outstanding at December 31, 2014 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:
2015	$278,845
2016	103,894
2017	30,126
2018	20,273
2019	14,075

Total	$447,213

At December 31, 2014 and 2013, certificates of deposit with balances greater than or equal to $100,000 totaled $69.2 million and $88.7 million, respectively.

At December 31, 2014 the scheduled maturities of certificates of deposit of $100,000 or more are as follows:

December 31, 2014
(In thousands)
3 months or less	$15,975
Over 3 months through 6 months	9,459
Over 6 months through 12 months	16,954
Over 12 months	26,838

Total	$69,226

Certificates of deposit with balances greater than or equal to the FDIC insurance limit of $250,000 totaled $7.9 million and $10.6 million at December 31, 2014 and 2013, respectively.

The Bank has previously entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” The Bank had no active broker deposit arrangements or outstanding brokered deposits at December 31, 2014 and 2013.

Note 10 – Other Borrowed Funds

Other borrowed funds consist of the following:

		December 31,
		2014		2013
	Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances	Dec 19, 2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		3,569	0.10	2,636	0.10
Long term lease obligation		183	2.46	241	2.46

		$13,752	1.75%	$12,877	1.88%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $652.3 million and $659.4 million at December 31, 2014 and 2013, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $88.9 million and $122.2 million at December 31, 2014 and 2013, respectively. At December 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

On September 19, 2013, FHLB of Chicago advances totaling $176.0 million were prepaid. The prepaid advances were fixed rate, due to mature in January 2018, with a then-current weighted average rate of 3.18%. The prepayment triggered an early termination penalty of $16.1 million, which was recorded in non-interest expense for the nine months ended December 31, 2013.

Repurchase Agreements (Securities Sold Under Agreements to Repurchase)

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheet, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts.

Long term lease obligation

The Company enters into agreements from time to time that give the right to use property in exchange for making a series of payments. The term of the lease obligations typically exceed three years and provide an opportunity to purchase the leased item at the end of the lease term at a price below market rate. These types of lease are considered a capital lease because the Company has in essence accepted the risks and benefits of ownership. As a result a capital lease requires an asset that must be subsequently depreciated and included as property and equipment on the balance sheet.

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

The Company is organized as a savings and loan holding company and does not have specific capital requirements. The following table summarizes the Bank’s capital ratios to be considered adequately or well capitalized under standard regulatory guidelines:

			Minimum Required
	Actual		To be Adequately Capitalized		To be Well Capitalized
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
December 31, 2014
Tier 1 leverage (1)	$216,659	10.43%	$83,123	4.00%	$103,904	5.00%
Tier 1 risk-based capital (2)	216,659	16.97	51,066	4.00	76,598	6.00
Total risk-based capital (3)	233,032	18.25	102,131	8.00	127,664	10.00

December 31, 2013
Tier 1 leverage (1)	$201,995	9.60%	$84,170	4.00%	$105,212	5.00%
Tier 1 risk-based capital (2)	201,995	15.77	51,226	4.00	76,839	6.00
Total risk-based capital (3)	218,668	17.07	102,452	8.00	128,065	10.00

(1)	Tier 1 capital divided by adjusted total assets.
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total risk-based capital divided by total risk-weighted assets.

The following table presents the components of the Bank’s regulatory capital:

	December 31, 2014	December 31, 2013
	(In thousands)
Stockholders’ equity of the Bank	$216,030	$196,469
Less: Disallowed servicing assets	(1,773)	(1,096)
Accumulated other comprehensive loss	2,402	6,622

Tier 1 capital	216,659	201,995
Plus: Allowable allowance for loan losses	16,373	16,673

Total risk-based capital	$233,032	$218,668

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

The Basel III Capital Rules become effective as applied to us and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. The Company and the Bank anticipate being “Well Capitalized” under Basel III Capital Rules.

Note 12 – Employee Benefit Plans

Defined Contribution Plan

The Company maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 100% of their base compensation on a pre-tax basis up to annual IRS limits. In January 2013, the Company reinstated the matching contribution which had been suspended since October 2009. The Company previously matched the first 2% contributed with a dollar-for-dollar match and the next 2% of employee contributions at a rate of $.50 for each dollar. These amounts were increased beginning in January 2014 to the first 2% contributed with a dollar-for-dollar match, the next 2% matched at a rate of $0.50 for each dollar and the next 4% matched at $0.25 for each dollar. The plan offers 20 investment options and employees are allowed to self-direct their investments on a daily basis. The Company may also contribute additional amounts at its discretion. The Company contributed $992,000 for the year ended December 31, 2014, $579,000 for the nine months ended December 31, 2013 and $213,000 for the year ended March 31, 2013.

Omnibus Incentive Plan

On August 12, 2014, the Board of Directors (“Board”) of the Company approved a new incentive plan, the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) which was subsequently approved by shareholders. The Omnibus Plan provides for the issuance of awards of incentive or nonqualified stock options, stock appreciation rights, performance and restricted stock awards or units, dividend equivalent units and other stock based awards as determined by the Board or the Plan Administrator. The purpose of the Omnibus Plan is to promote the interest of the Company and its stockholders by attracting, retaining and motivating executives and other selected employees, directors, consultants and advisors by enabling such individuals to participate in the long-term growth and financial success of the Company.

The maximum number of shares of common stock (each, a “Share”) that may be issued to participants pursuant to awards under the 2014 Omnibus Plan will be equal to 600,000. Such Shares may be either authorized and unissued Shares or Shares reacquired at any time and now or hereafter held as treasury stock. At December 31, 2014, 408,200 Shares were available to grant pursuant to the 2014 Plan.

Restricted stock grants vest over various periods of time typically from one to three years and are included in outstanding shares at the time of grant. The fair value of restricted stock grants determined at the grant date is amortized to compensation and benefits expense over the vesting period. The restricted stock grant plan expense for the year ended December 31, 2014 was $1.0 million. Dividends, if declared, will accrue for the benefit of the individuals who are granted restricted stock and will be paid out as the stock vests. Unvested shares will be voted by the employees in the same manner as the vested shares.

The restricted stock activity is summarized as follows:

	Year Ended December 31, 2014
	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—
Granted	200,200	21.17
Vested	(12,500)	20.95
Forfeited	(8,400)	20.95

Balance outstanding at end of period	179,300	$21.20

Available to grant	408,200

As of December 31, 2014, there was approximately $3.1 million of unrecognized compensation expense related to nonvested restricted stock awards granted under the Plan. The remaining weighted average term of nonvested awards is 1.3 years.

Management Recognition Plan

The Company previously maintained a Management Recognition Plan (“MRP”), under which a total of 4% of the shares of the Company’s common stock was acquired and reserved for issuance under the MRP. The Bank previously contributed $2.0 million to the MRP with which the MRP trustee acquired a total of 1,000,000 shares of the Company’s common stock. In 2001, the MRP was amended and restated to extend the term. There were no shares granted, no compensation expense and no shares vested related to the MRP during the year ended March 31, 2013. These shares were cancelled upon reorganization in September 2013.

Stock Compensation Plan

The Company previously had several stock-based compensation plans (“Plan(s)”) including the 2004 Equity Incentive Plan under which shares of common stock are reserved for the grant of incentive and non-incentive stock options and restricted stock or restricted stock units to directors, officers and employees. The purpose of the Plans was to promote the interests of the Company and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Company. Under the Plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares could have been awarded in the form of restricted stock or restricted stock units which were not subject to the achievement of a performance target or targets. The date the options were first exercisable was determined by a committee of the Board of Directors of the Company. These options were cancelled upon reorganization in September 2013.

Restricted Stock

Restricted stock grants primarily vest over a period of three to five years and were included in outstanding shares at the time of grant. The fair value of restricted stock equals the average of the high and low market value on the date of grant and that amount was amortized on a straight-line basis to compensation and benefits expense over the vesting period. There were no shares granted under the plan for the year ended March 31, 2013. The restricted stock grant plan expense was $55,000 for the year ended March 31, 2013. These shares were cancelled upon reorganization in September 2013.

Deferred Compensation Plans

The deferred compensation plan included an agreement with a previous executive established in 1986 to provide recognition of services performed and additional compensation for services to be performed. The Bank established a grantor trust in 1992 and fully funded the vehicle to facilitate distribution obligations under the agreement, and the trust subsequently purchased shares as all benefits payable under the agreement were payable in the Company’s stock. The benefits were 100% vested and the first distribution was made on December 3, 2010. The remaining balance payable of 166,480 shares was cancelled as part of the Plan of Reorganization.

The Company also established an Excess Benefit Plan to provide deferred compensation to certain members of management. As contributions were made to a participant’s account, funds were deposited into a trust account for the participant and in turn shares of ABCW stock were purchased. No contributions were made during the year- ended March 31, 2013 or the nine months ended December 31, 2013. All shares previously issued under the plan were cancelled as part of the Plan of Reorganization.

An obligation totaling $901,000 at March 31, 2013, representing the cost basis of undistributed shares in both plans described above was included in the deferred compensation obligation component of stockholders’ deficit. This amount was offset by the cost basis of undistributed shares purchased included in the additional paid in capital component of stockholders’ deficit. All shares issued under the plan were cancelled as part of the Plan of Reorganization.

Note 13 – Offsetting Assets and Liabilities

ASC 210-20-50 requires entities to provide disclosures of both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards, (“IFRS”).

Offsetting, otherwise known as netting, takes place when entities present their rights and obligations to each other as a net amount in their statement of financial condition. The Company has certain assets and liabilities on the Consolidated Balance Sheets which could be subject to the right of setoff and related arrangements associated with financial instruments and derivatives. Derivative instruments reported are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market, as presented in Note 15 – Derivative Financial Instruments. A repurchase agreement is a transaction that involves the “sale” of financial assets by one party to another, subject to an agreement by the “seller” to repurchase the assets at a specified date or in specified circumstances.

The following table reflects the gross and net amounts of such assets and liabilities as of December 31, 2014 and 2013.

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
	(in thousands)
As of December 31, 2014
Assets
Interest rate commitments	$154	$—	$154
Forward sale contracts	2	—	2
Liabilities
Interest rate commitments	14	—	14
Forward sale contracts	174	—	174
Repurchase Agreements	3,569	—	3,569

As of December 31, 2013
Assets
Interest rate commitments	$40	$—	$40
Forward sale contracts	33	(1)	32
Liabilities
Interest rate commitments	16	—	16
Forward sale contracts	1	(1)	—
Repurchase Agreements	2,636	—	2,636

Note 14 – Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Company has in particular classes of financial instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit	$39,251	$26,054
Unused commitments	—	657
Unused lines of credit:
Home equity	111,365	109,414
Credit cards	23,249	22,751
Commercial	144,333	54,840
Letters of credit	8,564	17,131
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	7,644	15,877

Commitments to extend credit are in the form of a loan in the near future. Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and may be drawn upon at the borrowers’ discretion. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit primarily have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Company primarily extends credit on a secured basis. Collateral obtained consists primarily of single-family residences and income-producing commercial properties.

The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at December 31, 2014 related to approximately $165.9 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.

Other loans sold to investors must meet specific criteria as determined by the investor at the time of sale. If it is determined at a later date, that a loan did not meet these requirements or was a fraudulent transaction, the investor may require the Bank to either repurchase the loan or make the investor whole in the event of a loss. As the Company expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $1.1 million, $1.8 million and $1.6 million for the year ended December 31, 2014, the nine months ended December 31, 2013 and for the year ended March 31, 2013, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related amounts for requests by the investor to be made whole was $754,000, $687,000 and $1.9 million for the year ended December 31, 2014, the nine months ended December 31, 2013 and for the year ended March 31, 2013, respectively. All losses incurred are recorded against the reserve for repurchased loans on the Consolidated Balance Sheets.

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

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$4,664	$1,956	$564
Provision for unfunded commitments	(2,107)	2,708	1,392

Ending reserve for unfunded commitment losses	$2,557	$4,664	$1,956

Reserve for repurchased loans beginning balance	$2,600	$2,600	$—
Charge off	(1,176)	—	—
Recovery	27	—	—
Provision for repurchased loans	(113)	—	2,600

Ending reserve for repurchased loans	$1,338	$2,600	$2,600

The amount of the allowance for unfunded loan commitments is determined using the average reserve rate by risk rating that applies to the associated funded loan category multiplied by the unfunded commitment amount. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At December 31, 2014, a liability of $2.6 million was required as compared to a liability of $4.7 million at December 31, 2013 and reflects a decrease primarily due to a release of a $2.7 million specific reserve related to the letter of credit litigation that was resolved during the third quarter of 2014. The increase during the nine months ended December 31, 2013 included an increase for the specific reserve of this outstanding credit.

Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans”. During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Company may be responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan.

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve declined $1.3 million during the twelve months ended December 31, 2014 compared to remaining unchanged during the nine months ended December 31, 2013. Total expense incurred for investor loss reimbursements, including any provision recorded or reserve released, was $50,000 and $687,000 for the twelve months ended December 31, 2014 and the nine months ended December 31, 2013, respectively. Losses may result from the repurchase of loans or indemnification of losses incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at December 31, 2014 required a liability of $1.3 million.

In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.

Note 15 – Derivative Financial Instruments

The Company enters into contracts that meet the definition of derivative financial instruments in accordance with ASC 815 – Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; and (2) forward sale contracts for the future delivery of funded residential mortgages.

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

Derivative financial instruments are summarized as follows:

		December 31,
		2014		2013
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$14,633	$154	$3,863	$37
Unused commitments (2)	Other assets	—	—	369	3
Forward contracts to sell mortgage loans (3)	Other assets	4,000	2	8,000	33
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	2,108	14	2,172	12
Unused commitments (2)	Other liabilities	—	—	288	4
Forward contracts to sell mortgage loans (3)	Other assets	16,000	174	1,000	1

(1)	Interest rate lock commitments include $7.9 million and $1.5 million of commitments not yet approved in the credit underwriting process at December 31, 2014 and 2013, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Company recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans in rescission at period end.
(3)	The Company has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Interest rate lock commitments	$141	$(688)	$(184)
Unused commitments	(26)	26	—
Forward contracts to sell mortgage loans	(848)	2,463	(6,836)

Total	$(733)	$1,801	$(7,020)

The Company has developed a program to enter into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments would be designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. At December 31, 2014 there were no outstanding commercial loan related interest rate swap transactions.

Note 16 – Fair Value of Financial Instruments

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
	(In thousands)
December 31, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,261	$—	$3,261
Corporate stock and bonds	3	—	—	3
Non-agency CMOs	—	27	—	27
Government sponsored agency mortgage-backed securities	—	120,621	—	120,621
GNMA mortgage-backed securities	—	170,687	—	170,687
Loans held for sale	—	6,594	—	6,594
Other assets:
Interest rate lock commitments	—	154	—	154
Forward contracts to sell mortgage loans	—	2	—	2

Total	$3	$301,346	$—	$301,349

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$14	$—	$14
Forward contracts to sell mortgage loans	—	174	—	174

Total	$—	$188	$—	$188

	Level 1	Level 2	Level 3	Total
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

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

	December 31, 2014		Weighted Average	December 31, 2013		Weighted Average
	From	To		From	To
Coupon rate	2.0%	4.6%	2.5%	1.6%	4.6%	2.4%
Duration (in years)	0.5	5.4	3.5	1.1	5.7	3.6
PSA prepayment speed	142	399	259	128	458	346

As of December 31, 2014, the Corporation had sold 98.9% of its non-agency CMOs. The remaining CMOs are not validated by an independent pricing service.

	December 31, 2013		Weighted Average
	From	To
Observable inputs:
30 to 59 day delinquency rate	1.6%	5.8%	4.0%
60 to 89 day delinquency rate	0.8	2.5	1.9
90 plus day delinquency rate	4.6	9.9	6.5
Loss severity	52.0	68.5	57.1
Coupon rate	5.0	6.0	5.5
Current credit support	—	4.3	—
Unobservable inputs:
Month 1 to month 24 constant default rate	5.3	11.6	8.2
Discount rate	4.0	7.0	6.6

Other assets and other liabilities include interest rate lock commitments provided to customers to fund mortgage loans intended to be sold and forward sale contracts for future delivery of funded residential mortgages to investors. The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments, which includes applying an estimated pull-through rate (the percentage of commitments expected to result in a closed loan) based on historical experience; multiplied by quoted investor prices on closed loans for future delivery determined to be reasonably applicable to the loan commitment based on interest rate, terms and rate lock expiration.

The Company also relies on an internal valuation model to estimate the fair value of its forward contracts to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract) based on market prices for similar financial instruments, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3):

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(in thousands)
Non-agency CMOs
Beginning balance	$6,208	$7,549
Total realized/unrealized gains (losses):
Included in earnings	(37)	2
Included in other comprehensive income	212	93
Included in earnings as unrealized other-than-temporary impairment	(64)	(23)
Included in earnings as realized other-than-temporary impairment	222	224
Principal repayments	(1,126)	(1,637)
Sales	(5,388)	—
Transfers out of level 3	(27)	—

Ending balance	$—	$6,208

There was a transfer out of Level 3 to Level 2 of $27,000 for the twelve months ended December 31, 2014, there were no other transfers between levels during 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$32,331	$32,331
Mortgage servicing rights	—	—	18,918	18,918
Other real estate owned	—	—	35,491	35,491

Total assets at fair value	$—	$—	$86,740	$86,740

December 31, 2013
Impaired loans, with an allowance recorded, net	$—	$—	$51,090	$51,090
Mortgage servicing rights	—	—	6,448	6,448
Other real estate owned	—	—	63,460	63,460

Total assets at fair value	$—	$—	$120,998	$120,998

The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2014
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 10.01%; weighted average discount rate 11.45%.
Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15 % to 35%.

The Company does not adjust loans held for investment to fair value on a recurring basis. However, some loans are considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the underlying collateral less estimated costs to sell. The fair value of collateral is usually determined based on appraisals. In some cases, adjustments are made to appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Since adjustments to appraised values are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

MSRs are recorded as an asset when loans are sold to third parties with servicing rights retained. Mortgage servicing rights are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. Mortgage servicing rights are valued monthly by an independent third party valuation service with income adjustments recorded monthly. On an annual basis the valuation is validated by a separate third party valuation service. The fair value of servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, the difference is recognized in non-interest expense as an impairment loss.

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans – include discount rates in the range of 11.0% to 24.5% as well as portfolio weighted average prepayment speeds of 4.1% to 54.0% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Fair Value Summary

ASC Topic 825 requires disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, whether or not recognized in the Consolidated Balance Sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Results from these techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table below do not necessarily represent the underlying value of the Company.

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

Loans held for investment, net: The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, and consumer and other loans held for investment are estimated using observable inputs including estimated cash flows, and discount rates based on interest rates currently being offered for loans with similar terms, to borrowers of similar credit quality. In accordance with ASC Topic 820, loans held for investment that are not included with impaired loans in the preceding section titled Fair Value on a Nonrecurring Basis have been categorized as a Level 2 fair value measurement.

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

Other borrowed funds: The fair value of FHLB advances and repurchase agreements are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the long-term lease obligation is reported at book value, which represents the present value of the cash flows at the time of inception and is indicative of the fair value in the current stable rate environment. In accordance with ASC Topic 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

Off-balance-sheet instruments: The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2014 and 2013.

The carrying amount and fair value of the Company’s financial instruments consist of the following:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$147,273	$147,273	$143,396	$143,396
Investment securities available for sale	294,599	294,599	277,872	277,872
Loans held for sale	6,594	6,594	3,085	3,085
Loans held for investment, net	1,524,439	1,496,791	1,544,324	1,488,677
Mortgage servicing rights	19,404	19,590	22,294	23,553
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,627	7,627	8,216	8,216
Interest rate lock commitments	154	154	37	37
Unused commitments	—	—	3	3
Forward contracts to sell mortgage loans (1)	2	2	33	33

Financial liabilities:
Non-maturity deposits	1,366,958	1,366,958	1,324,324	1,324,324
Deposits with stated maturities	447,213	445,938	550,969	549,668
Other borrowed funds	13,752	14,077	12,877	13,121
Accrued interest payable	316	316	415	415
Interest rate lock commitments	14	14	12	12
Unused commitments	—	—	4	4
Forward contracts to sell mortgage loans (1)	174	174	1	1

(1)	The Company has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 17 – Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns. The provision for income taxes consists of the following:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Current:
Federal	$—	$—	$(51)
State	10	9	(130)

	10	9	(181)
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax expense (benefit)	$10	$9	$(181)

At December 31, 2014 and 2013, the affiliated group had a federal net operating loss and tax credit carryover of $200.6 million and $185.1 million, respectively, and at December 31, 2014 and 2013, certain subsidiaries had state net operating loss carryovers of $320.1 million and $301.8 million, respectively. These carryovers expire in varying amounts in 2015 through 2034.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31, 2014		Nine Months Ended December 31, 2013		Year Ended March 31, 2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Net income (loss) before income taxes	$14,632	100.0%	$111,632	100.0%	$(34,353)	100.0%

Income tax expense (benefit) at federal statutory rate	$5,121	35.0%	$39,071	35.0%	$(12,024)	35.0%
State income taxes, net of federal income tax benefits	746	5.1	(1,008)	(0.9)	(1,840)	5.3
Cancellation of indebtedness income exclusion	—	—	(47,080)	(42.2)	—	—
Increase (decrease) in valuation allowance	(5,806)	(39.7)	7,906	7.1	13,643	(39.7)
Other	(51)	(0.3)	1,120	1.0	40	(0.1)

Income tax expense (benefit)	$10	0.1%	$9	—%	$(181)	0.5%

The Company accounts for income taxes based on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. Significant net deferred tax assets have been created for net operating loss (NOL) carryforwards and deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax purposes, only net charge-offs on uncollectible loans are deductible, not the provision for credit losses.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon management’s evaluation and judgment of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant cumulative losses in the past several years as well as general business and economic trends.

At December 31, 2014 and 2013, the Company determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior years caused by the significant loss provisions associated with the loan portfolio. Therefore, a valuation allowance of $113.1 million and $119.8 million at December 31, 2014 and 2013, respectively, was recorded to offset net deferred tax assets.

The significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$18,871	$27,193
OREO valuation allowance and other loss reserves	10,307	15,026
Federal NOL carryforwards	72,630	66,359
State NOL carryforwards	16,657	15,710
Unrealized securities losses, net	963	2,657
Other	2,964	3,154

Total deferred tax assets	122,392	130,099
Valuation allowance	(113,099)	(119,780)

Adjusted deferred tax assets	9,293	10,319
Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(7,785)	(8,944)
Other	(675)	(542)

Total deferred tax liabilities	(9,293)	(10,319)

Net deferred tax assets	$—	$—

The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2011-2014 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2010-2014 remain open to examination by certain other state jurisdictions.

Note 18 – Earnings Per Share

Basic earnings per share for the years ended December 31, 2014 and 2013 have been determined by dividing net income available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Unvested shares of restricted stock are not considered outstanding for purposes of basic earnings per share. Diluted earnings per share is computed by dividing net income available to common equity by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities, if any, are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013 (1)	Year Ended March 31, 2013 (1)
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share – net income (loss) available to common equity	$14,622	$206,918	$(48,144)
Denominator:
Denominator for basic earnings per share – weighted average shares	9,107	16,989	21,247
Effect of dilutive securities:
Restricted stock (2)	44	—	—

Denominator for diluted earnings per share – weighted average shares	9,151	16,989	21,247

Basic income (loss) per common share	$1.61	$12.18	$(2.27)
Diluted income (loss) per common share	$1.60	$12.18	$(2.27)

(1)	The calculation of weighted average shares included 21,247,000 shares of Legacy Common Stock outstanding through September 26, 2013 and 9,050,000 shares of common stock outstanding from September 27 through December 31, 2013.
(2)	Computed based on the treasury stock method using the average market price per period. The value used prior to the issuance of shares pursuant to the recapitalization transaction on September 27, 2013 was approximately 90% of book value. Since the time of the transaction, the position of the Company has remained relatively the same, therefore the issuance of the August 15, 2014 grant of restricted stock shares at 90% of book value as of the most recent month end was a reasonable approximation of fair value.

Note 19 – Condensed Parent Only Financial Information

The following represents parent company only financial information:

Condensed Balance Sheets

	December 31,
	2014	2013
	(In thousands)
Assets
Cash and cash equivalents	$10,081	$5,238
Investment in subsidiaries	216,547	196,824
Intercompany receivable from non-bank subsidiaries	996	95
Other	133	511

Total assets	$227,757	$202,668

Liabilities
Loans payable	$—	$—
Accrued interest and fees payable	—	—
Other liabilities	94	470

Total liabilities	94	470

Stockholders’ Equity
Total stockholders’ equity	227,663	202,198

Total liabilities and stockholders’ equity	$227,757	$202,668

Condensed Statements of Operations

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Interest income	$8	$4	$5
Interest expense	—	7,053	19,119

Net interest income (expense)	8	(7,049)	(19,114)
Equity in net income (loss) from subsidiaries	15,502	18,787	(14,781)
Non-interest income	100	—	4
Extinguishment of debt	—	134,514	—

Income (loss) from operations	15,610	146,252	(33,891)
Reorganization costs	(64)	1,929	—
Non-interest expense	1,052	1,031	687

Income (loss) before income taxes	14,622	143,292	(34,578)
Income tax expense (benefit)	—	31,669	(406)

Net income (loss)	14,622	111,623	(34,172)
Preferred stock dividends in arrears	—	(2,538)	(6,560)
Preferred stock discount accretion	—	(6,167)	(7,412)
Retirement of preferred shares	—	104,000	—

Net income (loss) available to common equity	$14,622	$206,918	$(48,144)

Condensed Statements of Cash Flows

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
	(In thousands)
Operating Activities
Net income (loss)	$14,622	$111,623	$(34,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income (loss) of subsidiaries	(15,502)	(18,787)	14,781
Extinguishment of debt	—	(134,514)	—
Increase in accrued interest and fees payable	—	7,053	19,119
Costs associated with stock plan	—	2,922	—
Increase (decrease) in other	96	(2,872)	(3,561)

Net cash used in operating activities	(784)	(34,575)	(3,833)
Investing Activities
Net decrease in intercompany loans	—	—	4,225
Dividend received from subsidiaries	—	5,402	—
Capital contribution to subsidiaries	—	(80,205)	—

Net cash provided by (used in) investing activities	—	(74,803)	4,225

Financing Activities
Repayment of borrowed funds	—	(49,000)	—
Recapitalization transaction fees	—	(14,360)	—
Issuance of common stock	7,951	175,000	—
Stock issuance cost	(2,324)	—	—

Net cash provided by financing activities	5,627	111,640	—

Increase in cash and cash equivalents	4,843	2,262	392
Cash and cash equivalents at beginning of year	5,238	2,976	2,584

Cash and cash equivalents at end of year	$10,081	$5,238	$2,976

Note 20 – Subsequent Events

On January 27, 2015 the Bank announced the sale of its Viroqua branch to another bank located in Wisconsin. The purchasing bank will assume approximately $12.0 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of May, 2015.

On January 28, 2015 the Bank completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility will house a number of support departments involving several hundred employees. Management believes this move should improve workgroup efficiencies.

Note 21 – Quarterly Financial Data (unaudited)

Unaudited condensed financial data by quarter for year ended December 31, 2014 and the nine months ended December 31, 2013 is as follows:

	Three Months Ended
	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
	(Dollars in thousands – except per share amounts)
Operations Data:
Net interest income	$17,501	$17,558	$17,862	$18,315	$18,877	$15,812	$13,417
Provision for loan losses	(3,281)	(1,304)	—	—	—	—	275
Non-interest income	8,962	8,015	7,610	5,932	8,002	142,679	8,852
Non-interest expense	24,621	21,915	22,855	22,317	23,125	45,232	27,375
Income (loss) before income tax expense	5,123	4,962	2,617	1,930	3,754	113,259	(5,381)
Income tax expense	—	—	10	—	—	9	—
Net income (loss)	5,123	4,962	2,607	1,930	3,754	113,250	(5,381)
Preferred stock dividends in arrears (1)	—	—	—	—	—	103,163	(1,701)
Preferred stock discount accretion	—	—	—	—	—	(4,304)	(1,863)
Net income (loss) available to common equity	5,123	4,962	2,607	1,930	3,754	212,109	(8,945)

Per Share:
Basic income (loss) per common share	$0.56	$0.55	$0.29	$0.21	$0.41	$10.24	$(0.42)
Diluted income (loss) per common share	0.55	0.55	0.29	0.21	0.41	10.24	(0.42)
Dividends per common share	—	—	—	—	—	—	—
Book value per common share	23.85	23.22	23.37	22.84	22.34	22.21	(8.33)

(1)	Including compounding, and $104,000 in quarter ended 9/30/2013 for retirement of preferred shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure and control procedures as of December 31, 2014. As of December 31, 2014, the CEO and CFO have concluded that the disclosure and control procedures set forth above were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of reports that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Corporaton; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework in 2013. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Company’s internal control over financial reporting was effective as of December 31, 2014.

McGladrey LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015.

The Company has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Company’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

The following consolidated audited financial statements of the Company and its subsidiaries, together with the related reports of McGladrey LLP, dated March 19, 2015, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014, the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2014, the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013.

Consolidated Statements of Cash Flows for the year ended December 31, 2014, the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Notes to Consolidated Financial Statements.

(a) (2)    Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a) (3)    Exhibits

Exhibit Number	Description

2.1	Confirmation Order, dated August 30, 2013 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 6, 2013).

3.1	Amended and Restated Certificate of Incorporation of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibits 3.1 of the Registrant’s Forms 8-K filed on September 27, 2013 and November 29, 2013).

3.2	Amended and Restated Bylaws of Anchor BanCorp Wisconsin Inc. (Effective September 25, 2013) (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on September 27, 2013).

4.1	Form of 9.9% Investor Stock Purchase Agreement dated August 12, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 13, 2013).

4.2	Form of 4.9% Investor Stock Purchase Agreement dated August 12, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 13, 2013).

4.3	Form of Management Investor Stock Purchase Agreement dated August 12, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on August 13, 2013).

Exhibit Number	Description

4.4	Form of Secondary Sale Purchaser Agreement dated September 19, 2013 by and between the Company and the investors named therein (incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-1 Registration Statement filed on December 19, 2013).

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

10.2	Employment Agreement between the Bank and Chris M. Bauer, dated September 5, 2014 (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, filed September 9, 2014, File No. 333-192964).

10.3	Key Executive Employment and Severance Agreement between the Bank and Thomas Dolan, dated September 5, 2014 and effective September 3, 2014 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, filed September 9, 2014, File No. 333-192964).

10.4	Key Executive Employment and Severance Agreement between the Bank and Martha M. Hayes, dated September 5, 2014 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed September 9, 2014, File No. 333-192964).

10.5	Key Executive Employment and Severance Agreement between the Bank and William T. James, dated September 5, 2014 and effective September 3, 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, filed September 9, 2014, File No. 333-192964).

10.6	Key Executive Employment and Severance Agreement between the Bank and Scott M. McBrair, dated September 5, 2014 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, filed September 9, 2014, File No. 333-192964).

10.7	Key Executive Employment and Severance Agreement between the Bank and Mark D. Timmerman, dated September 5, 2014 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, filed September 9, 2014, File No. 333-192964).

11.1	Computation of Earnings per Share. Refer to Note 18 – Earnings Per Share to the Consolidated Financial Statements in Item 8.

21.1	List of Subsidiaries of the Registrant. Subsidiary information is incorporated by reference to “Part I, Item 1, Business – General” and “Part I, Item 1, Business – Subsidiaries.”

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	The following financial statements from the Anchor Bancorp Wisconsin, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(b)	Exhibits

Exhibits to the Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in (a)(3) and the Index to Exhibits.

(c)	Financial Statements excluded from Annual Report to Stockholders pursuant to Rule 14a-3(b)

Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris M. Bauer

	Name:	Chris M. Bauer

	Title:	President and Chief Executive Officer

	Date:	March 19, 2015

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates stated.

By:	*	By:	*
	Chris M. Bauer President and Chief Executive Officer, Director (principal executive officer) Date: March 19, 2015		William T James Senior Vice President, Chief Financial Officer and Treasurer Date: March 19, 2015

By:	*	By:	*
	Richard A. Bergstrom Director Date: March 19, 2015		Pat Richter Director Date: March 19, 2015

By:	*	By:	*
	David L. Omachinski Director Date: March 19, 2015		Holly Cremer Director Date: March 19, 2015

By:	*	By:	*
	Martin S. Friedman Director Date: March 19, 2015		Bradley E. Cooper Director Date: March 19, 2015

*By:	/s/ Chris M. Bauer
Chris M. Bauer Attorney-in-fact