Form 10-Q
period 2015-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2015-05-06
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Class: Common stock — $0.01 Par Value

Number of shares outstanding as of April 30, 2015: 9,603,975

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(In thousands, except share data)
	(Unaudited)
Assets
Cash and due from banks	$27,905	$46,400
Interest-earning deposits	125,832	100,873

Cash and cash equivalents	153,737	147,273
Investment securities available for sale (AFS)	312,938	294,599
Loans held for sale	8,317	6,594
Loans held for investment	1,557,239	1,571,476
Less: Allowance for loan losses	(47,037)	(47,037)

Loans held for investment, net	1,510,202	1,524,439
Other real estate owned (OREO), net	30,632	35,491
Premises and equipment, net	27,212	23,569
Federal Home Loan Bank stock—at cost	11,940	11,940
Mortgage servicing rights, net	19,073	19,404
Accrued interest receivable	7,468	7,627
Other assets	12,642	11,443

Total assets	$2,094,161	$2,082,379

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$284,496	$291,248
Interest bearing	1,534,503	1,522,923

Total deposits	1,818,999	1,814,171
Other borrowed funds	12,872	13,752
Accrued interest payable	351	316
Accrued taxes, insurance and employee related expenses	4,974	7,259
Other liabilities	20,108	19,218

Total liabilities	1,857,304	1,854,716

Commitments and contingent liabilities (Note 13)

Preferred stock: par value $ 0.01, authorized 100,000 shares, none issued or outstanding	—	—
Common stock: par value $ 0.01, 11,900,000 shares authorized, 9,610,765 and 9,552,094 shares issued, 9,605,658 and 9,547,587 shares outstanding at March 31, 2015 and December 31, 2014, respectively	96	95
Additional paid-in capital	195,537	195,083
Retained earnings	41,026	34,981
Total accumulated other comprehensive income (loss)	305	(2,402)
Treasury stock (5,107 and 4,507 shares at March 31, 2015 and December 31, 2014, respectively), at cost	(107)	(94)

Total stockholders’ equity	236,857	227,663

Total liabilities and stockholders’ equity	$2,094,161	$2,082,379

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Interest income
Loans	$16,617	$17,876
Investment securities and Federal Home Loan Bank stock	1,390	1,521
Interest-earning deposits	77	65

Total interest income	18,084	19,462
Interest expense
Deposits	968	1,088
Other borrowed funds	60	59

Total interest expense	1,028	1,147

Net interest income	17,056	18,315
Provision for loan losses	(1,354)	—

Net interest income after provision for loan losses	18,410	18,315
Non-interest income
Service charges on deposits	2,368	2,266
Investment and insurance commissions	1,087	856
Loan fees	731	229
Loan servicing income, net of amortization	593	774
Net impairment losses recognized in earnings	—	(21)
Net gain on sale of loans	1,601	592
Net gain on sale and call of investment securities	63	301
Net gain on sale of OREO	1,467	161
Other income	830	774

Total non-interest income	8,740	5,932

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$11,787	$11,162
Occupancy	1,748	2,238
Furniture and equipment	706	766
Federal deposit insurance premiums	669	1,048
Data processing	1,451	1,371
Communications	579	573
Marketing	539	653
OREO expense, net	236	1,185
Investor loss reimbursement	(100)	162
Mortgage servicing rights impairment (recovery)	(30)	11
Provision for unfunded commitments	121	180
Loan processing and servicing expense	783	567
Retail operations expense	608	563
Legal services	315	353
Other professional fees	434	407
Insurance	243	310
Other expense	884	768

Total non-interest expense	20,973	22,317

Income before income taxes	6,177	1,930
Income tax expense	32	—

Net income	$6,145	$1,930

Reclassification adjustment for realized net gains recognized in Consolidated Statements of Income, before tax - Net gain on sale and call of investment securities	(63)	(301)
Reclassification adjustments recognized in Consolidated Statements of Income - Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	—	(42)
Realized credit losses	—	63
Change in net unrealized gains on available-for-sale securities	2,770	2,860

Total other comprehensive income	2,707	2,580

Comprehensive income	$8,852	$4,510

Income per common share:
Basic	$0.66	$0.21
Diluted	0.65	0.21
Dividends declared per common share	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Accu- mulated Other Compre- hensive Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
	(In thousands)
Balance at December 31, 2013 (Audited)	9,050,000	$91	$188,370	$20,359	$(6,622)	$—	$202,198

Net income	—	—	—	14,622	—	—	14,622
Other comprehensive income, net of tax	—	—	—	—	4,220	—	4,220
Stock issuance cost	—	—	(2,324)	—	—	—	(2,324)
Issuance of common stock	305,794	3	7,948	—	—	—	313,745
Issuance of shares of restricted stock	196,300	1	(83)	—	—	82	196,300
Forfeiture of shares of restricted stock	—	—	176	—	—	(176)	—
Stock-based compensation expense	—	—	996	—	—	—	996

Balance at December 31, 2014 (Audited)	9,552,094	$95	$195,083	$34,981	$(2,402)	$(94)	$729,757

Net income	—	—	—	6,145	—	—	6,145
Other comprehensive income, net of tax	—	—	—	—	2,707	—	2,707
Retirement of vested shares	(7,176)	—	(148)	(100)	—	—	(7,424)
Issuance of shares of restricted stock	65,847	1	(1)	—	—	—	65,847
Forfeiture of shares of restricted stock	—	—	9	—	—	(9)	—
Stock-based compensation expense	—	—	594	—	—	(4)	590

Balance at March 31, 2015 (Unaudited)	9,610,765	$96	$195,537	$41,026	$305	$(107)	$797,622

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating Activities
Net income	$6,145	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	388	333
Net gain on sale and call of investment securities	(63)	(301)
Net impairment losses on investment securities	—	21
Origination of loans held for sale	(57,933)	(22,193)
Proceeds from sale of loans held for sale	57,811	22,926
Net gain on sale of loans	(1,601)	(592)
Provision for loan losses	(1,354)	—
Provision for unfunded commitments	121	180
Valuation adjustments for OREO	(148)	455
Net gain on sale of OREO	(1,467)	(161)
Depreciation and amortization	627	583
Loss on disposal of premises and equipment, net	—	69
Mortgage servicing rights impairment (recovery)	(30)	11
Stock-based compensation expense	590	—
Decrease in accrued interest receivable	159	406
Decrease (increase) in other assets	(838)	841
Increase (decrease) in accrued interest payable	35	(14)
Decrease in accrued taxes, insurance and employee related expenses	(2,285)	(1,448)
Increase in other liabilities	769	331

Net cash provided by operating activities	926	3,377

Investing Activities
Proceeds from sale of investment securities	14,647	388
Purchase of investment securities	(44,743)	(18,953)
Principal collected on investment securities	14,139	10,998
Decrease in loans held for investment	14,321	26,266
Purchases of premises and equipment	(4,270)	(816)
Proceeds from sale of OREO	7,862	5,392
Capitalized improvements of OREO	(118)	(28)

Net cash provided by investing activities	1,838	23,247

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Financing Activities
Decrease in deposits	$(12,972)	$(26,769)
Increase in advance payments by borrowers for taxes and insurance	17,800	20,227
Proceeds from borrowed funds	21,954	25,818
Repayment of borrowed funds	(22,834)	(25,485)
Retirement of vested shares	(248)	—

Net cash provided by (used in) financing activities	3,700	(6,209)

Net increase in cash and cash equivalents	6,464	20,415
Cash and cash equivalents at beginning of period	147,273	143,396

Cash and cash equivalents at end of period	$153,737	$163,811

Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$993	$1,161
Income tax payments	—	12

Non-cash transactions:
Transfer of loans to OREO	1,270	4,338

See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Company”, “we”, “our”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary: ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for a fair presentation of the unaudited interim consolidated financial statements have been included.

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets. The results of operations and other data for the three month period ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. We have evaluated all subsequent events through the date of this filing. See Note 18-Subsequent Events to the Unaudited Consolidated Financial Statements. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications. Certain prior period amounts are reclassified to conform to the current period presentations with no impact on net income or total stockholders’ equity when applicable.

Note 2 – Significant Transactions

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

Sale of Branch

On January 27, 2015, the Bank announced the sale of its Viroqua branch to another bank located in Wisconsin. The purchasing bank will assume approximately $12.0 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of May 2015.

Credit Card Arrangement

Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (“ELAN”), pursuant to an agency arrangement. A new agreement was signed with ELAN effective January 1, 2015 providing the Bank an origination fee for each card issued. The Bank also receives a monthly fee from ELAN resulting from the performance of the originated portfolio, based on 11% of the interest income and 25% of the interchange income. As part of the new agreement, the Bank agreed to sell back to ELAN its participation in outstanding credit card balances totaling $6.7 million with no gain or loss recognized. The Bank is therefore no longer exposed to credit risk from the underlying consumer credit.

Prior to January 1, 2015 credit was extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (“ELAN”), pursuant to an agency arrangement under which the Company participated in outstanding balances, at levels of 25% to 28%. The Company also shared 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio net of our share of losses. This agreement expired on December 31, 2014.

Purchase of New Building

On January 28, 2015 the Bank completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility will house a number of support departments involving approximately 200 employees. Management believes this move should improve workgroup efficiencies. Facility improvements continue to progress in preparation for a second quarter move.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update, (“ASU”), No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30).” ASU 2015-03 simplifies the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

ASU, No. 2015-02 “Consolidation (Topic 810).” ASU 2015-02 is an amendment to the consolidation process and addresses the current accounting for consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new standard reduces the number of consolidation models from four to two, simplifying consolidation by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). Early application is not permitted. The Company intends to adopt the accounting standard during the first quarter of 2017, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity. The FASB on April 1, 2015 agreed to propose a delay of its revenue recognition standard by one year effective for adoption for annual periods beginning after December 15, 2017.

Note 4 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2015
Available for sale:
U.S. government sponsored and federal agency obligations	$3,217	$29	$—	$3,246
Other securities	56	3	(31)	28
Government sponsored agency mortgage-backed securities (1)	159,672	1,197	(172)	160,697
GNMA mortgage-backed securities (1)	149,688	595	(1,316)	148,967

	$312,633	$1,824	$(1,519)	$312,938

December 31, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,245	$16	$—	$3,261
Other securities	60	2	(32)	30
Government sponsored agency mortgage-backed securities (1)	120,627	411	(417)	120,621
GNMA mortgage-backed securities (1)	173,069	411	(2,793)	170,687

	$297,001	$840	$(3,242)	$294,599

(1)	Includes mortgage-backed securities and CMOs that are primarily collateralized by residential mortgages.

One independent pricing service is used to value all investment securities.

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

			(In thousands)
March 31, 2015
Other securities	$—	$—	$25	$(31)	$25	$(31)
Government sponsored agency mortgage-backed securities (1)	23,572	(37)	15,134	(135)	38,706	(172)
GNMA mortgage-backed securities	—	—	88,391	(1,316)	88,391	(1,316)

	$23,572	$(37)	$103,550	$(1,482)	$127,122	$(1,519)

December 31, 2014
Other securities	$2	$(1)	$25	$(31)	$27	$(32)
Government sponsored agency mortgage-backed securities (1)	54,020	(228)	8,178	(189)	62,198	(417)
GNMA mortgage-backed securities	27,113	(110)	98,230	(2,683)	125,343	(2,793)

	$81,135	$(339)	$106,433	$(2,903)	$187,568	$(3,242)

(1)	Includes mortgage-backed securities and CMOs.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2015 and December 31, 2014, there were no securities classified as other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $21,000 was included in earnings for the three months ended March 31, 2014. For the three months ended March 31, 2014 realized losses of $63,000 related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment. During December 2014, these other-than-temporarily impaired securities were sold at a loss of $37,000.

Unrealized losses on U.S. government sponsored and federal agency obligations, other securities and Ginnie Mae mortgage-backed securities as of March 31, 2015 and December 31, 2014 due to changes in interest rates and other non-credit related factors totaled $1.5 million and $3.2 million, respectively. The number of individual securities in the tables above total 23 at March 31, 2015 and 34 at December 31, 2014. The Company has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income (loss) for the period presented:

Three Months Ended March 31,
2014
(In thousands)
Unrealized OTTI related to credit losses at December 31, 2013	$801

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	21
Additional debit related OTTI previously recognized for OTTI recovery during the period	1
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(64)

Unrealized OTTI related to credit losses at March 31, 2014	$759

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Proceeds from sales	$14,647	$388

Gross gains	$65	$301
Gross losses	(2)	—

Net gain on sales	$63	$301

At March 31, 2015 and December 31, 2014, investment securities with a fair value of approximately $99.5 million and $121.5 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at March 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
		(In thousands)
U.S. government sponsored and federal agency obligations	$3,246	$—	$—	$3,246
Other securities	—	—	28	28
Government sponsored agency mortgage-backed securities (1)	41	11,471	149,185	160,697
GNMA mortgage-backed securities	172	—	148,795	148,967

Total	$3,459	$11,471	$298,008	$312,938

(1)	Includes mortgage-backed securities and CMOs that are primarily collateralized by residential mortgages.

Note 5 - Loans Held for Investment, net

Loans held for investment, net consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Residential	$536,957	$541,211
Commercial and industrial	17,696	16,514
Commercial real estate:
Land and construction	119,314	106,436
Multi-family	285,961	265,735
Retail/office	144,723	155,095
Other commercial real estate	137,591	156,243

Total commercial real estate	687,589	683,509
Consumer:
Education	103,530	108,384
Other consumer	220,898	233,487

Total consumer loans	324,428	341,871

Total gross loans	1,566,670	1,583,105
Undisbursed loan proceeds (1)	(7,930)	(10,080)
Unamortized loan fees, net	(1,497)	(1,544)
Unearned interest	(4)	(5)

Total loan contra balances	(9,431)	(11,629)

Loans held for investment	1,557,239	1,571,476
Allowance for loan losses	(47,037)	(47,037)

Loans held for investment, net	$1,510,202	$1,524,439

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Company.

Residential Loans

At March 31, 2015, $537.0 million, or 34.3%, of the total gross loans consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Company does not originate negative amortization and option payment adjustable rate mortgages.

At March 31, 2015, approximately $309.2 million, or 57.6%, of the held for investment residential gross loans consisted of loans with adjustable interest rates. At March 31, 2015, approximately $227.8 million, or 42.4%, of the held for investment residential gross loans consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Company originates loans for commercial and business purposes, including issuing letters of credit. At March 31, 2015, the commercial and industrial gross loans amounted to $17.7 million, or 1.1%, of the total gross loans.

Commercial Real Estate Loans

At March 31, 2015, $687.6 million of gross loans were secured by commercial real estate, which represented 44.0% of the total gross loans. The origination of such loans is generally limited to the Company’s primary market area.

Consumer Loans

The Company offers consumer loans in order to provide a wider range of financial services to its customers. Consumer loans primarily consist of home equity loans and lines and education loans. At March 31, 2015, $324.4 million, or 20.6%, of the total gross loans consisted of consumer loans.

Approximately $103.5 million, or 6.6%, of the total gross loans at March 31, 2015 consisted of education loans. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Both the principal amount of an education loan and interest on loans originated prior to March 2010 thereon are generally guaranteed by the U. S. Department of Education up to a minimum of 97% of the balance of the loan. Education loans are serviced by Great Lakes Higher Education and may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the three months ended March 31, 2015 or 2014.

The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence.

Other consumer loans consist of vehicle loans and other secured and unsecured loans made for a variety of consumer purposes.

Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement. The Bank exited the credit card portfolio by executing a new agreement with ELAN on December 31, 2014 effective January 1, 2015. As part of the new agreement, the Bank sold back to ELAN its participation in outstanding credit card balances totaling $6.7 million with no gain or loss recognized. This transaction settled on February 10, 2015.

Allowances for Loan Losses

The following table presents the allowance for loan losses by component:

	March 31, 2015	December 31, 2014
	(In thousands)
General reserve	$35,484	$34,027
Specific reserve:
Substandard rated loans, excluding TDR accrual (1)	3,654	4,569
Impaired loans	7,899	8,441

Total allowance for loan losses	$47,037	$47,037

(1)	Trouble debt restructuring (“TDR”)

The following table presents the gross balance of loans by risk category:

	March 31, 2015	December 31, 2014
	(In thousands)
Pass	$1,448,387	$1,465,224
Special mention	17,510	6,243

Total pass and special mention rated loans	1,465,897	1,471,467

Substandard rated loans, excluding TDR accrual (1)	16,767	16,353

Troubled debt restructurings - accrual (2)	58,952	60,170
Non-accrual	25,054	35,115

Total impaired loans	84,006	95,285

Total gross loans	$1,566,670	$1,583,105

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.
(2)	Includes TDR accruing loans of $55.0 million and $55.4 million at March 31, 2015 and December 31, 2014, respectively that are rated pass.

The following table presents activity in the allowance for loan losses by portfolio segment:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Three Months Ended:
March 31, 2015
Beginning balance	$10,684	$1,436	$28,716	$6,201	$47,037
Provision	(583)	(1,251)	371	109	(1,354)
Charge-offs	(238)	(92)	(279)	(434)	(1,043)
Recoveries	798	914	644	41	2,397

Ending balance	$10,661	$1,007	$29,452	$5,917	$47,037

March 31, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(2,816)	(538)	1,832	1,522	—
Charge-offs	(1,096)	(1,322)	(10,761)	(1,144)	(14,323)
Recoveries	231	396	1,907	104	2,638

Ending balance	$9,378	$4,938	$35,043	$4,138	$53,497

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
March 31, 2015
Allowance for loan losses:
Associated with impaired loans	$1,286	$78	$6,132	$403	$7,899
Associated with all other loans	9,375	929	23,320	5,514	39,138

Total	$10,661	$1,007	$29,452	$5,917	$47,037

Loans:
Impaired loans individually evaluated	$14,177	$193	$68,000	$1,636	$84,006
All other loans	522,780	17,503	619,589	322,792	1,482,664

Total	$536,957	$17,696	$687,589	$324,428	$1,566,670

December 31, 2014
Allowance for loan losses:
Associated with impaired loans	$1,400	$140	$6,475	$426	$8,441
Associated with all other loans	9,284	1,296	22,241	5,775	38,596

Total	$10,684	$1,436	$28,716	$6,201	$47,037

Loans:
Impaired loans individually evaluated	$14,497	$113	$79,160	$1,515	$95,285
All other loans	526,714	16,401	604,349	340,356	1,487,820

Total	$541,211	$16,514	$683,509	$341,871	$1,583,105

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount (1)	Year-to-Date Interest Income Recognized
			(In thousands)
March 31, 2015
With no specific allowance recorded:
Residential	$5,888	$7,248	$—	$6,141	$48
Commercial and industrial	18	49	—	—	—
Land and construction	5,182	12,568	—	8,425	1
Multi-family	19,111	20,002	—	19,400	290
Retail/office	7,817	15,841	—	8,152	76
Other commercial real estate	11,584	12,471	—	11,817	111
Education (3)	167	167	—	46	—
Other consumer	757	1,266	—	1,151	23

Subtotal	50,524	69,612	—	55,132	549

With an allowance recorded (2) :
Residential	$8,289	$8,344	$1,286	$7,396	$82
Commercial and industrial	175	175	78	98	—
Land and construction	5,452	9,673	3,384	3,785	20
Multi-family	9,901	9,901	1,245	8,745	98
Retail/office	8,739	8,917	1,350	7,573	84
Other commercial real estate	214	238	153	114	2
Education (3)	—	—	—	—	—
Other consumer	712	712	403	485	10

Subtotal	33,482	37,960	7,899	28,196	296

Total
Residential	$14,177	$15,592	$1,286	$13,537	$130
Commercial and industrial	193	224	78	98	—
Land and construction	10,634	22,241	3,384	12,210	21
Multi-family	29,012	29,903	1,245	28,145	388
Retail/office	16,556	24,758	1,350	15,725	160
Other commercial real estate	11,798	12,709	153	11,931	113
Education (3)	167	167	—	46	—
Other consumer	1,469	1,978	403	1,636	33

	$84,006	$107,572	$7,899	$83,328	$845

(1)	Calculated on a trailing 12 month basis .
(2)	Includes ratio-based allowance for loan losses of $0.3 million associated with loans totaling $0.8 million at March 31, 2015 for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $5.4 million and average carrying amounts totaling $7.0 million at March 31, 2015 that are not considered impaired based on a guarantee provided by government agencies .

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount (1)	Year-to-Date Interest Income Recognized
	(In thousands)
December 31, 2014
With no specific allowance recorded:
Residential	$4,992	$6,406	$—	$5,455	$165
Commercial and industrial	—	268	—	843	26
Land and construction	9,421	19,334	—	12,192	208
Multi-family	17,614	19,863	—	17,979	780
Retail/office	7,840	15,581	—	8,040	354
Other commercial real estate	13,972	15,318	—	14,617	467
Education (3)	205	205	—	101	—
Other consumer	469	845	—	1,003	89

Subtotal	54,513	77,820	—	60,230	2,089

With an allowance recorded (2) :
Residential	$9,505	$9,671	$1,400	$8,574	$403
Commercial and industrial	113	236	140	111	1
Land and construction	8,362	12,536	3,657	4,440	180
Multi-family	11,641	11,641	1,308	10,465	485
Retail/office	9,387	9,566	1,391	8,207	356
Other commercial real estate	923	936	119	854	17
Education (3)	—	—	—	—	—
Other consumer	841	841	426	617	48

Subtotal	40,772	45,427	8,441	33,268	1,490

Total
Residential	$14,497	$16,077	$1,400	$14,029	$568
Commercial and industrial	113	504	140	954	27
Land and construction	17,783	31,870	3,657	16,632	388
Multi-family	29,255	31,504	1,308	28,444	1,265
Retail/office	17,227	25,147	1,391	16,247	710
Other commercial real estate	14,895	16,254	119	15,471	484
Education (3)	205	205	—	101	—
Other consumer	1,310	1,686	426	1,620	137

	$95,285	$123,247	$8,441	$93,498	$3,579

(1)	Calculated on a trailing 12 month basis.
(2)	Includes ratio-based allowance for loan losses of $0.5 million associated with loans totaling $1.9 million at December 31, 2014 completed for which individual reviews have not been but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.
(3)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.6 million and average carrying amounts totaling $7.7 million at December 31, 2014 that are not considered impaired based on a guarantee provided by government agencies.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended March 31,
	2015		2014
	Average Carrying Amount(1)	Interest Income Recognized	Average Carrying Amount(1)	Interest Income Recognized
	(In thousands)
Residential	$13,537	$130	$15,758	$124
Commercial and industrial	98	—	572	2
Land and construction	12,210	21	18,486	79
Multi-family	28,145	388	15,045	326
Retail/office	15,725	160	21,797	174
Other commercial real estate	11,931	113	13,086	242
Education	46	—	321	—
Other consumer	1,636	33	2,793	33

	$83,328	$845	$87,858	$980

(1)	The average carrying amount was calculated on a trailing 12 month basis.

The following is additional information regarding impaired loans:

	March 31, 2015	December 31, 2014
	(In thousands)
Carrying amount of impaired loans	$76,107	$86,844
Average carrying amount of impaired loans	83,328	93,498
Loans and troubled debt restructurings on non-accrual status	25,054	35,115
Troubled debt restructurings - accrual (1)	58,952	60,170
Troubled debt restructurings - non-accrual (2)	11,806	16,483
Troubled debt restructurings valuation allowance	7,611	8,593
Loans past due ninety days or more and still accruing (3)	5,386	6,613

(1)	Includes TDR accruing loans of $55.0 million and $55.4 million at March 31, 2015 and December 31, 2014, respectively that are rated pass .
(2)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non- accrual status line item above.
(3)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Although the Company is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Current	Total
	(In thousands)
March 31, 2015
Residential	$568	$434	$2,772	$533,183	$536,957
Commercial and industrial	235	21	118	17,322	17,696
Land and construction	—	—	995	118,319	119,314
Multi-family	—	—	2,403	283,558	285,961
Retail/office	385	135	1,789	142,414	144,723
Other commercial real estate	—	—	371	137,220	137,591
Education	2,056	1,825	5,553	94,096	103,530
Other consumer	694	102	588	219,514	220,898

	$3,938	$2,517	$14,589	$1,545,626	$1,566,670

December 31, 2014
Residential	$1,186	$802	$2,995	$536,228	$541,211
Commercial and industrial	205	—	196	16,113	16,514
Land and construction	267	29	1,111	105,029	106,436
Multi-family	—	—	3,518	262,217	265,735
Retail/office	—	—	2,172	152,923	155,095
Other commercial real estate	—	—	3,011	153,232	156,243
Education	3,505	2,140	6,818	95,921	108,384
Other consumer	632	126	517	232,212	233,487

	$5,795	$3,097	$20,338	$1,553,875	$1,583,105

Total delinquencies (loans past due 30 days or more) at March 31, 2015 were $21.0 million. Non-accrual loans were $25.1 million and $35.1 million as of March 31, 2015 and December 31, 2014, respectively. The Company has experienced a reduction in delinquencies since December 31, 2014 primarily due to improving credit conditions and $1.3 million of loans moving to OREO. The Company has $5.4 million of education loans past due 90 days or more at March 31, 2015 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

The risk category of loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass (1)	Special Mention	Substandard	Non-Accrual	Total Gross Loans
	(In thousands)
March 31, 2015
Commercial and industrial	$15,329	$529	$1,673	$165	$17,696
Commercial real estate:
Land and construction	105,747	872	2,387	10,308	119,314
Multi-family	280,694	884	910	3,473	285,961
Retail/office	133,482	4,688	3,125	3,428	144,723
Other	120,177	10,169	6,185	1,060	137,591

	$655,429	$17,142	$14,280	$18,434	$705,285

Percent of total gross loans	92.9%	2.4%	2.0%	2.6%	100.0%

December 31, 2014
Commercial and industrial	$14,990	$—	$1,491	$33	$16,514
Commercial real estate:
Land and construction	85,425	946	2,870	17,195	106,436
Multi-family	261,254	—	915	3,566	265,735
Retail/office	143,260	4,753	3,112	3,970	155,095
Other	145,995	174	6,452	3,622	156,243

	$650,924	$5,873	$14,840	$28,386	$700,023

Percent of total gross loans	93.0%	0.8%	2.1%	4.1%	100.0%

(1)	Includes TDR accruing loans.

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the residential and consumer gross loans based on accrual status:

	March 31, 2015			December 31, 2014
	Accrual (1)	Non-Accrual	Total Gross Loans	Accrual (1)	Non-Accrual	Total Gross Loans
	(In thousands)
Residential	$531,280	$5,677	$536,957	$535,338	$5,873	$541,211
Consumer
Education (2)	103,364	166	103,530	108,179	205	108,384
Other consumer	220,121	777	220,898	232,836	651	233,487

	$854,765	$6,620	$861,385	$876,353	$6,729	$883,082

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.
(2)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

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

The following table presents information related to loans modified in a troubled debt restructuring by class:

	Three Months Ended March 31,
	2015			2014
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	$1	$63	$78	$5	$742	$743
Commercial and industrial	1	12	12	1	48	48
Multi-family	—	—	—	2	968	941
Other commercial real estate	—	—	—	2	251	267
Other consumer	4	201	200	1	67	67

	$6	$276	$290	$11	$2,076	$2,066

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present gross loans modified in a troubled debt restructuring during the three months ended March 31, 2015 and 2014 by class and by type of modification:

	Three Months Ended March 31, 2015
Troubled Debt Restructurings (1)(2)	Interest Rate Reduction To Below Market Rate	Below Market Rate (3)	Other (4)	Total
		(In thousands)
Residential	$78	$—	$—	$78
Commercial and industrial	12	—	—	12
Other consumer	160	—	40	200

	$250	$—	$40	$290

	Three Months Ended March 31, 2014
Troubled Debt Restructurings (1)(2)	Interest Rate Reduction To Below Market Rate	Below Market Rate (3)	Other (4)	Total
		(In thousands)
Residential	$287	$122	$334	$743
Commercial and industrial	—	—	48	48
Multi-family	—	941	—	941
Other commercial real estate	—	225	42	267
Other consumer	67	—	—	67

	$354	$1,288	$424	$2,066

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(4)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

One commercial and industrial loan with a gross balance of $12,200 modified in a troubled debt restructuring during the twelve months prior to March 31, 2015, subsequently defaulted during the three month period ending March 31, 2015. There were no loans modified in a troubled debt restructuring during the twelve months prior to March 31, 2014, that subsequently defaulted during the three month period ended March 31, 2014.

Pledged Loans

At March 31, 2015 and December 31, 2014, residential, multi-family, education and other consumer loans with unpaid principal of approximately $714.1 million and $726.6 million, respectively were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9-Other Borrowed Funds.

Related Party Loans

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $45,000 and $49,000 at March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, there were no principal additions and principal payments totaled $4,000.

Note 6 – Other Real Estate Owned

A summary of the activity in other real estate owned is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$35,491	$63,460

Additions	1,270	4,338
Capitalized improvements	118	28
OREO valuation adjustments, net (1)	148	(455)
Sales	(6,395)	(5,231)

Balance at end of period	$30,632	$62,140

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

As of March 31, 2015, the recorded investment of loans secured by 1-4 family residential real estate for which foreclosure proceedings are in process was $2.0 million.

The balances at end of period above are net of a valuation allowance of $17.8 million and $29.7 million at March 31, 2015 and 2014, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$20,583	$30,842
Valuation adjustments (1)	(148)	455
Sales	(2,660)	(1,644)

Balance at end of period	$17,775	$29,653

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

Net OREO expense consisted of the following components:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Valuation adjustments	$(148)	$455
Foreclosure cost expense	109	144
Expenses from operations, net	275	586

OREO expense, net	$236	$1,185

Note 7 - Mortgage Servicing Rights

Accounting for mortgage loan servicing rights (MSRs) is based on the amortization method. Under this method, servicing assets are amortized in proportion to and over the period of net servicing income. Income generated as the result of the capitalization of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the consolidated statements of income. Ancillary income is recorded in other non-interest income.

Information regarding the Company’s mortgage servicing rights is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$20,685	$23,041
Additions	592	246
Amortization	(954)	(946)

Balance at end of period - before valuation allowance	20,323	22,341
Valuation allowance	(1,250)	(758)

Balance at end of period	$19,073	$21,583

Fair value at the end of the period	$19,321	$22,572
Key assumptions:
Weighted average discount rate	11.44%	12.01%
Weighted average prepayment speed	10.26%	7.78%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of March 31, 2015 and an assumed amortization rate of 20% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Three months ended March 31, 2015	$954

Estimate for the year ended December 31,
2015	$3,048
2016	3,455
2017	2,764
2018	2,211
2019	1,769
Thereafter	7,076

Total	$20,323

The unpaid principal balance of mortgage loans serviced for others is not included in the consolidated balance sheets. The unpaid principal of mortgage loans serviced was approximately $2.42 billion and $2.47 billion at March 31, 2015 and December 31, 2014, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$284,496	—%	$291,248	—%
Interest-bearing checking	290,584	0.05	305,004	0.06
Total checking accounts	575,080	0.03	596,252	0.03
Money market accounts	467,612	0.22	455,594	0.20
Regular savings	325,410	0.10	312,544	0.10
Advance payments by borrowers for taxes and insurance	20,368	0.07	2,568	0.07
Certificates of deposit	430,529	0.54	447,213	0.52

Total deposits	$1,818,999	0.21%	$1,814,171	0.21%

Annual maturities of certificates of deposit outstanding at March 31, 2015 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:
2015	$208,146
2016	140,936
2017	42,216
2018	20,965
2019	14,103
2020	4,163

Total	$430,529

At March 31, 2015 and December 31, 2014, certificates of deposit with balances greater than or equal to $100,000 totaled $66.7 million and $69.2 million, respectively.

At March 31, 2015 the scheduled maturities of certificates of deposit of $100,000 or more are as follows:

March 31, 2015
(In thousands)
3 months or less	$12,890
Over 3 months through 6 months	11,435
Over 6 months through 12 months	15,563
Over 12 months	26,850

Total	$66,738

Certificates of deposit with balances greater than or equal to the FDIC insurance limit of $250,000 totaled $8.0 million and $7.9 million at March 31, 2015 and December 31, 2014, respectively.

The Bank has previously entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” The Bank had no active broker deposit arrangements or outstanding brokered deposits at March 31, 2015 or December 31, 2014.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		March 31, 2015		December 31, 2014
	Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
			(Dollars in thousands)
FHLB advances	Dec 19, 2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		2,689	0.10	3,569	0.10
Long term lease obligation		183	2.46	183	2.46

		$12,872	1.87%	$13,752	1.75%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $643.0 million and $652.3 million at March 31, 2015 and December 31, 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $70.4 million and $88.9 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

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

Long term lease obligation

The Company enters into agreements from time to time that give the right to use property in exchange for making a series of payments. The terms of the lease obligations typically exceed three years and provide an opportunity to purchase the leased item at the end of the lease term at a price below market rate. These types of leases are considered a capital lease because the Company has in essence accepted the risks and benefits of ownership. As a result a capital lease requires an asset that must be subsequently depreciated and included as property and equipment on the balance sheet.

Note 10 – Regulatory Capital

In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including the Company and the Bank.

In connection with the effectiveness of BASEL III, most banks are required to decide whether to elect to opt-out of the inclusion of Accumulated Other Comprehensive Income (“AOCI”) in their Common Equity Tier 1 Capital. This is a one-time election and generally irrevocable. If electing to opt-out, most AOCI items will not be included in the calculation of Common Equity Tier 1 Capital. In other words, most AOCI items will be treated, for regulatory capital purposes, in the same manner in which they were prior to BASEL III. AnchorBank has elected to opt-out of the inclusion.

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

The Basel III Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Common Tier 1 Capital (“CET1”), Tier 1 Capital, Total Capital and leverage ratio of Tier 1 Capital. As of January 1, 2015 the requirements are:

•	4.5% based upon CET1

•	6.0% based upon tier 1 capital

•	8.0% based on total regulatory capital

•	Leverage ratio of Tier 1 Capital assets equal to 4%

The following table summarizes the Company’s and Bank capital ratios:

	March 31, 2015		December 31, 2014
	Ratio	Minimum Required	Ratio	Minimum Required
	(Dollars in thousands)
Common Equity Tier 1 ratio (1)
Consolidated	15.84%	4.50%	N/A	N/A
AnchorBank, fsb	15.07%	4.50%	N/A	N/A

Tier 1 capital ratio (2)
Consolidated	15.84%	6.00%	N/A	N/A
AnchorBank, fsb	15.07%	6.00%	16.97%	4.00%

Total capital ratio (3)
Consolidated	17.12%	8.00%	N/A	N/A
AnchorBank, fsb	16.34%	8.00%	18.25%	8.00%

Tier 1 leverage ratio (4)
Consolidated	11.41%	4.00%	N/A	N/A
AnchorBank, fsb	10.85%	4.00%	10.43%	4.00%

(1)	CET1 capital divided by total risk-weighted assets
(2)	Tier 1 capital divided by total risk-weighted assets.
(3)	Total capital divided by total risk-weighted assets.
(4)	Tier 1 capital divided by adjusted total assets.

Prior to January 1, 2015, ABCW as a Savings & Loan Holding Company (“SLHC”) was not subject to calculating regulatory capital ratios, as required under Basel III. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. See the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further discussion of Basel I and Basel III.

Note 11 – Employee Benefit Plans

Defined Contribution Plan

The Company maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 100% of their base compensation on a pre-tax basis up to annual internal revenue service limits. The company matches the first 2% contributed with a dollar-for-dollar match, the next 2% is matched at a rate of $0.50 for each dollar and the next 4% is matched at $0.25 for each dollar. The plan offers 14 investment choices in addition to 5 model portfolios. Employees are allowed to self-direct their investments on a daily basis. The Company may also contribute additional amounts at its discretion. The Company contributed $329,000 and $235,000 for the three month period ending March 31, 2015 and 2014, respectively.

Omnibus Incentive Plan

On August 12, 2014, the Board of Directors (“Board”) of the Company approved a new incentive plan, the Anchor BanCorp Wisconsin Inc. 2014 Omnibus Incentive Plan (the“Omnibus Plan”) which was subsequently approved by stockholders. The Omnibus Plan provides for the issuance of awards of incentive or nonqualified stock options, stock appreciation rights, performance and restricted stock awards or units, dividend equivalent units and other stock based awards as determined by the Board or the Plan Administrator. The purpose of the Omnibus Plan is to promote the interest of the Company and its stockholders by attracting, retaining and motivating executives and other selected employees, directors, consultants and advisors by enabling such individuals to participate in the long-term growth and financial success of the Company.

The maximum number of shares of common stock (each, a “share”) that may be issued to participants pursuant to awards under the Omnibus Plan will be equal to 600,000. Such shares may be either authorized and unissued shares or shares reacquired at any time and now or hereafter held as treasury stock. At March 31, 2015, 342,953 shares were available to grant pursuant to the Omnibus Plan.

Restricted stock grants vest over various periods of time typically from one to three years and are included in outstanding shares at the time of grant. The fair value of restricted stock grants determined at the grant date is amortized to compensation and benefits expense over the vesting period. The restricted stock grant plan expense for the three months ending March 31, 2015 was $590,000. Dividends, if declared, will accrue for the benefit of the individuals who are granted restricted stock and will be paid out as the stock vests. Unvested shares will be voted by the employees in the same manner as the vested shares.

The restricted stock activity is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2013	—	$—
Granted	200,200	21.17
Vested	(12,500)	20.95
Forfeited	(8,400)	20.95

Nonvested balance as of December 31, 2014	179,300	$21.20

Granted	65,847	34.73
Vested	(56,233)	21.22
Forfeited	(600)	20.95

Nonvested balance as of March 31, 2015	188,314	$25.93

Shares available to grant as of March 31, 2015	342,953

During the three month period ending March 31, 2015, 7,176 shares of the Company’s common stock was surrendered under this plan to satisfy the withholding taxes due upon the vesting of certain previously awarded shares. As of March 31, 2015 and December 31, 2014, respectively, there was approximately $4.8 million and $3.1 million of unrecognized compensation expense related to nonvested restricted stock awards granted under the Plan. The remaining weighted average term of nonvested awards is 1.6 years.

Note 12 – Offsetting Assets and Liabilities

Accounting Standards Codification (“ASC”) 210-20-50 requires entities to provide disclosures of both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards, (“IFRS”).

Offsetting, otherwise known as netting, takes place when entities present their rights and obligations to each other as a net amount in their statement of financial condition. The Company has certain assets and liabilities on the Consolidated Balance Sheets which could be subject to the right of setoff and related arrangements associated with financial instruments and derivatives. Derivative instruments reported are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market, as presented in Note 14 – Derivative Financial Instruments. In addition, the Company enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The interest agreements are derivatives and are recorded at fair value in the Company’s consolidated balance sheet. A repurchase agreement is a transaction that involves the “sale” of financial assets by one party to another, subject to an agreement by the “seller” to repurchase the assets at a specified date or in specified circumstances.

The following table reflects the gross and net amounts of such assets and liabilities as of March 31, 2015 and December 31, 2014.

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets

		(In thousands)
As of March 31, 2015
Assets
Interest rate swap contracts	$619	$—	$619
Interest rate commitments	575	—	575
Forward sale contracts	—	—	—
Liabilities
Interest rate swap contracts	619	—	619
Interest rate commitments	15	—	15
Forward sale contracts	301	—	301
Repurchase agreements	2,689	—	2,689

As of December 31, 2014
Assets
Interest rate commitments	$154	$—	$154
Forward sale contracts	2	—	2
Liabilities
Interest rate commitments	14	—	14
Forward sale contracts	174	—	174
Repurchase agreements	3,569	—	3,569

Note 13 – Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Commitments to extend credit	$64,697	$39,251
Unused commitments	—	—
Unused lines of credit:
Home equity	111,335	111,365
Credit cards	—	23,249
Commercial	137,467	144,333
Letters of credit	8,503	8,564
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	7,641	7,644

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

The Bank previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at March 31, 2015 related to approximately $155.0 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.

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

The balances of these reserves for the periods presented is as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$2,557	$4,664
Provision for unfunded commitments	121	180

Ending reserve for unfunded commitment losses	$2,678	$4,844

Reserve for repurchased loans beginning balance	$1,338	$2,600
Charge off	(153)	—
Recovery	63	—
Provision for repurchased loans	(100)	—

Ending reserve for repurchased loans	$1,148	$2,600

The amount of the allowance for unfunded loan commitments is determined using the average reserve rate by risk rating that applies to the associated funded loan category multiplied by the unfunded commitment amount. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At March 31, 2015, a liability of $2.7 million was required as compared to a liability of $4.8 million at March 31, 2014.

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

If it is determined at a later date, that a loan did not meet these requirements or was a fraudulent transaction, the investor may require the Bank to either repurchase the loan or make the investor whole in the event of a loss. The unpaid principal balance of loans repurchased from investors totaled $689,000 and $180,000 for the three months ended March 31, 2015 and 2014, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related amounts for requests by the investor to be made whole was $125,000 and $162,000 for the three months ended March 31, 2015 and 2014, respectively. All losses incurred are recorded against the reserve for repurchased loans on the Consolidated Balance Sheets.

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve declined $190,000 during the three months ended March 31, 2015 compared to remaining unchanged during the prior year period. Investor loss reimbursement expense recorded a reserve release of $100,000 for the three months ended March 31, 2015. Total expense incurred for investor loss reimbursements, including any provision recorded or reserve released, was $162,000 for the three months ended March 31, 2014. Losses, as previously stated, may result from the repurchase of loans or indemnification of losses incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at March 31, 2015 required a liability of $1.1 million.

In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.

Note 14 – Derivative Financial Instruments

The Company enters into contracts that meet the definition of derivative financial instruments in accordance with ASC 815 - Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; (2) forward sale contracts for the future delivery of funded residential mortgages; and (3) interest swap products offered directly.

Forward sale contracts are entered into when interest rate lock commitments are granted to customers in an effort to economically hedge the effect of future changes in interest rates on the commitments to fund mortgage loans intended to be sold (the “pipeline”), as well as on the portfolio of funded mortgages not yet sold (the “warehouse”). For accounting purposes, these derivatives are not designated as being in a hedging relationship. The contracts are carried at fair value on the Consolidated Balance Sheets, with changes in fair value recorded in the Consolidated Statements of Income.

The Company has developed a program to enter into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments would be designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. At March 31, 2015 the aggregate notional value of interest rate swaps with various commercial customers was $15.7 million.

Derivative financial instruments are summarized as follows:

		March 31, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
			(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$48,588	$575	$14,633	$154
Unused commitments (2)	Other assets	—	—	—	—
Forward contracts to sell mortgage loans (3)	Other assets	—	—	4,000	2
Interest rate swap contracts	Other assets	15,686	619	—	—

Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	2,312	15	2,108	14
Unused commitments (2)	Other liabilities	—	—	—	—
Forward contracts to sell mortgage loans (3)	Other assets	48,000	301	16,000	174
Interest rate swap contracts	Other liabilities	15,686	619	—	—

(1)	Interest rate lock commitments include $31.6 million and $7.9 million of commitments not yet approved in the credit underwriting process at March 31, 2015 and December 31, 2014, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Company recognizes fair value of unused commitments held for trading which consists of closed residential real estate loans in rescission at period end.
(3)	The Company has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the consolidated statements of income related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest rate lock commitments	$421	$120
Unused commitments	—	(26)
Forward contracts to sell mortgage loans	(458)	(26)
Interest rate swap contracts	—	—

Total	$(37)	$68

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
	(In thousands)
March 31, 2015
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,246	$—	$3,246
Other securities	3	25	—	28
Government sponsored agency mortgage-backed securities	—	160,697	—	160,697
GNMA mortgage-backed securities	—	148,967	—	148,967
Loans held for sale	—	8,317	—	8,317
Other assets:
Interest rate lock commitments	—	575	—	575
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	—	—	—
Interest rate swap contracts	—	619	—	619

Total	$3	$322,446	$—	$322,449

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$15	$—	$15
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans	—	301	—	301
Interest rate swap contracts	—	619	—	619

Total	$—	$935	$—	$935

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,261	$—	$3,261
Other securities	3	27	—	30
Government sponsored agency mortgage-backed securities	—	120,621	—	120,621
GNMA mortgage-backed securities	—	170,687	—	170,687
Loans held for sale	—	6,594	—	6,594
Other assets:
Interest rate lock commitments	—	154	—	154
Forward contracts to sell mortgage loans	—	2	—	2

Total	$3	$301,346	$—	$301,349

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$14	$—	$14
Forward contracts to sell mortgage loans	—	174	—	174

Total	$—	$188	$—	$188

An independent service is used to price available-for-sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

			Weighted Average			Weighted Average
	March 31, 2015			December 31, 2014
	From	To		From	To
Coupon rate	2.0%	4.6%	2.5%	2.0%	4.6%	2.5%
Duration (in years)	0.3	5.0	3.4	0.5	5.4	3.5
PSA prepayment speed	142	392	297	142	399	259

As of March 31, 2015 one non-agency CMO was paid off by the issuing agency, which represented 6.6% of the Company’s non-agency CMO’s. The remaining CMO is not validated by an independent pricing service.

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

The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2015 and December 31, 2014.

The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities and have been categorized as Level 2.

There were no transfers out of Level 3 to Level 2 for the three months ended March 31, 2015 and 2014, respectively. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2015
Impaired loans, with an allowance recorded, net	$—	$—	$25,583	$25,583
Mortgage servicing rights	—	—	18,507	18,507
Other real estate owned	—	—	30,632	30,632

Total assets at fair value	$—	$—	$74,722	$74,722

December 31, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$32,331	$32,331
Mortgage servicing rights	—	—	18,918	18,918
Other real estate owned	—	—	35,491	35,491

Total assets at fair value	$—	$—	$86,740	$86,740

The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

March 31, 2015
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values - adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 10.26%; weighted average discount rate 11.44%.

Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15 % to 35%.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 11.0% to 24.5% as well as portfolio weighted average prepayment speeds of 4.1% to 42.1% annual Conditional Prepayment Rate (“CPR”). Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

The carrying amount and fair value of the Company’s financial instruments consist of the following:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$153,737	$153,737	$147,273	$147,273
Investment securities available for sale	312,938	312,938	294,599	294,599
Loans held for sale	8,317	8,317	6,594	6,594
Loans held for investment, net	1,510,202	1,488,540	1,524,439	1,496,791
Mortgage servicing rights	19,073	19,321	19,404	19,590
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,468	7,468	7,627	7,627
Interest rate lock commitments	575	575	154	154
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	—	—	2	2
Interest rate swap contracts	619	619	—	—

Financial liabilities:
Non-maturity deposits	1,388,470	1,388,470	1,366,958	1,366,958
Deposits with stated maturities	430,529	436,827	447,213	445,938
Other borrowed funds	12,872	13,300	13,752	14,077
Accrued interest payable	351	351	316	316
Interest rate lock commitments	15	15	14	14
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	301	301	174	174
Interest rate swap contracts	619	619	—	—

(1)	The Company has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 16 – Income Taxes

At March 31, 2015 and December 31, 2014, the Company determined that a valuation allowance relating to the deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the prior years caused by the significant loss provisions associated with the loan portfolio. Therefore, a valuation allowance of $109.5 million and $113.1 million at March 31, 2015 and December 31, 2014, respectively, was recorded to offset net deferred tax assets.

At March 31, 2015 and December 31, 2014, the affiliated group had a federal net operating loss and tax credit carryover of $200.3 million and $200.6 million, respectively, and at March 31, 2015 and December 31, 2014, certain subsidiaries had state net operating loss carryovers of $317.5 million and $320.1 million, respectively. These carryovers expire in varying amounts in 2015 through 2034.

The significant components of deferred tax assets (liabilities) are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$18,871	$18,871
OREO valuation allowance and other loss reserves	9,001	10,307
Federal NOL carryforwards	72,276	72,630
State NOL carryforwards	16,520	16,657
Unrealized securities gains (losses), net	(122)	963
Other	2,530	2,964

Total deferred tax assets	119,076	122,392
Valuation allowance	(109,452)	(113,099)

Adjusted deferred tax assets	9,624	9,293

Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(7,651)	(7,785)
Other	(1,140)	(675)

Total deferred tax liabilities	(9,624)	(9,293)

Net deferred tax assets	$—	$—

The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2011-2014 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2010-2014 remain open to examination by certain other state jurisdictions.

Note 17 – Earnings Per Share

Basic earnings per share for the three months ended March 31, 2015 and 2014 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Unvested shares of restricted stock are not considered outstanding for purposes of basic earnings per share. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities, if any, are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share - net income	$6,145	$1,930
Denominator:
Denominator for basic earnings per share - weighted average shares	9,369	9,050
Effect of dilutive securities:
Restricted stock	74	—

Denominator for diluted earnings per share - weighted average shares	9,443	9,050

Basic income per common share	$0.66	$0.21
Diluted income per common share	$0.65	$0.21

Note 18 – Subsequent Events

On April 9, 2015 the Company announced several actions to address and improve the Company’s overall operational efficiency and performance.

The Bank announced the sale of its Winneconne, Wisconsin branch to another bank located in Wisconsin. The purchasing bank will assume approximately $13.4 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of August, 2015.

In addition, the Bank will offer a Voluntary Separation Plan to eligible employees providing a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program has been offered to 140 of the Bank’s current 705 employees.

Also, in an effort to streamline branch operations and further reduce expenses, the Bank will consolidate six retail bank branches. The six locations are in the Wisconsin communities of Appleton, Menasha, Oshkosh, Janesville, Franklin and Madison. A total of 30 full and part-time positions will be eliminated through the six branch consolidations with those employees having priority placement for open AnchorBank positions and also being provided outplacement services to help ensure a smooth and successful career transition. The closures are expected to be completed in the third quarter of 2015. Customers were notified of the upcoming transition and will continue to be provided products and services through our other locations, as well as internet, mobile banking and telephone banking channels. The Bank anticipates it will retain the majority of deposits and loans currently serviced through these locations although there can be no assurances. In connection with the closures, the Bank intends to dispose of the related properties and select equipment. Of the affected branches, 4 are owned and 2 are leased.

The Bank announced the creation of a new Universal Banker staffing model in branches where we experience lower transaction volumes. The move will allow the majority of employees to perform most branch transactions for customers with the approach providing our customers with the best customer service possible while simultaneously improving branch efficiencies.

As a result of these operational efficiency measures, the Bank anticipates taking one-time costs in the second quarter of 2015 related to asset disposition costs, employment-related costs and other expenses.

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

Fair Value Measurements

In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under Generally Accepted Accounting Principles (“GAAP”) that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of foreclosed real estate, the net carrying value of mortgage servicing rights and deferred tax assets. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists. For a more detailed discussion, see Note 15 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

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

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other-than- temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its ownership in a security for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is deemed temporary and included in accumulated other comprehensive income.

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses - at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the allowance for loan losses is determined based on periodic evaluations of the loan portfolios and other relevant factors. The allowance for loan losses is comprised of general and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general and specific allowance in an effort to update and refine the estimate. See Note 5 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Valuation of OREO

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. When a loan is transferred to OREO the write down to fair value less estimated selling costs is charged to the allowance for loan losses. See Note 6 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. See Note 7 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Deferred Tax Assets

The Company’s provision for federal income taxes results in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable income or deductible expenses in future periods. The Company regularly reviews the carrying amount of its net deferred tax assets (net of deferred tax liabilities) to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

As a result of this evaluation, the full valuation allowance has been maintained against the net deferred tax asset during the quarter ended March 31, 2015. For additional information regarding our deferred taxes, see Note 16 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

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

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions, some of which are beyond our control, and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in Item 1A, “Risk Factors,” as well as elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2014. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our ability to successfully transform our business and implement our new business strategy;

•	our ability to fully realize our deferred tax assets;

•	on-going impact of our Recapitalization which occurred in 2013;

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and allowance for loan losses;

•	impact of potential impairment in a challenging economy;

•	AnchorBank’s ability to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	security breaches of our information systems;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	soundness of other financial institutions with which we and the Bank engage in transactions;

•	the performance of third party investment products we offer;

•	environmental liability for properties to which we take title;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•	the impact of dilution of existing stockholders as a result of possible future capital raising transactions;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	other risk factors included under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

Financial Results for the quarter ending March 31, 2015

•	Basic and diluted earnings per common share were $0.66 and $0.65, respectively, for the three months ended March 31, 2015, compared to basic and diluted earnings per common share of $0.21 for the quarter ended March 31, 2014;

•	Net income of $6.1 million for the quarter ended March 31, 2015 compared to $1.9 million for the quarter ended March 31, 2014;

•	Total non-performing loans decreased $10.0 million, or 28.7%, to $25.1 million at March 31, 2015 from $35.1 million at December 31, 2014;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $14.9 million, or 21.1%, to $55.7 million at March 31, 2015 from $70.6 million at December 31, 2014, as the Bank continues to reduce problem asset levels;

•	The Company recorded a release of loan losses provision for the quarter ended March 31, 2015 of $1.4 million compared to no provision expense in the quarter ended March 31, 2014 due to net recoveries and improvements in the credit quality of the loan portfolio.

Other Developments

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

Commercial Branch

On February 2, 2015, as part of growing our commercial banking efforts in the Fox Valley market, the Bank opened a commercial lending facility, located at 4351 W. College Avenue in Appleton, Wisconsin. The facility has 5 commercial lending staff members to service the Fox Valley area commercial lending needs.

Sale of Branches

On January 27, 2015, the Bank announced the sale of its Viroqua branch to a bank located in Wisconsin. The purchasing bank will assume approximately $12.0 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of May 2015.

On April 9, 2015, the Bank announced the sale of its Winneconne, Wisconsin branch to Premier Community Bank of Marion, Wisconsin. The purchasing bank will assume approximately $13.4 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of August 2015.

Operational Efficiency Initiatives

On April 9, 2015 the Bank announced several other actions to address and improve the Company’s overall operational efficiency.

The Bank announced it will offer a Voluntary Separation Plan to eligible employees providing a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program has been offered to140 of the Bank’s current 705 employees.

In addition, the Bank announced it will consolidate six retail bank branches. The six locations are in the Wisconsin communities of Appleton, Menasha, Oshkosh, Janesville, Franklin and Madison. The closures are expected to be completed in the third quarter of 2015.

The Bank will also enhance its branch delivery system with the creation of a new Universal Banker staffing model in branches where we experience lower transaction volumes. The move will allow the majority of employees to perform most branch transactions for customers with the approach providing customers with the best customer service possible while simultaneously improving branch efficiencies.

As a result of these operational efficiency measures, the Bank anticipates taking one-time costs in the second quarter of 2015 related to asset disposition costs, employment-related costs and other expenses. See Note 18-Subsequent Events to the Unaudited Consolidated Financial Statements in Item 1 for more information on these initiatives.

Credit Card Arrangement

The Bank exited the credit card portfolio participation by executing a new agreement with ELAN Financial Services (ELAN) on December 31, 2014 effective January 1, 2015. As part of the new agreement, the Bank sold back to ELAN its participation in outstanding credit card balances totaling $6.7 million with no gain or loss recognized. The Bank is therefore no longer exposed to credit risk from the underlying consumer credit.

Purchase of New Building

On January 28, 2015 the Bank completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility will house a number of support departments involving approximately 200 employees. Management believes this move should improve workgroup efficiencies. Facility improvements continue to progress in preparation for a second quarter move.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$17,056	$17,501	$17,558	$17,862	$18,315
Provision for loan losses	(1,354)	(3,281)	(1,304)	—	—
Non-interest income	8,740	8,962	8,015	7,610	5,932
Non-interest expense	20,973	24,621	21,915	22,855	22,317
Income before income tax expense	6,177	5,123	4,962	2,617	1,930
Income tax expense	32	—	—	10	—
Net income	6,145	5,123	4,962	2,607	1,930

Selected Financial Ratios (1) :
Yield on interest-earning assets	3.63%	3.64%	3.68%	3.77%	3.89%
Cost of funds	0.23	0.22	0.22	0.23	0.25
Interest rate spread	3.40	3.42	3.46	3.54	3.64
Net interest margin	3.42	3.43	3.47	3.55	3.66
Return on average assets	1.19	0.96	0.94	0.49	0.37
Average equity to average assets	11.16	10.46	9.99	9.88	9.81
Non-interest expense to average assets	4.05	4.63	4.13	4.32	4.26

Per Share:
Basic earnings per common share	$0.66	$0.56	$0.55	$0.29	$0.21
Diluted earnings per common share	0.65	0.55	0.55	0.29	0.21
Dividends per common share	—	—	—	—	—
Book value per common share	24.66	23.85	23.22	23.37	22.84

Financial Condition:
Total assets	$2,094,161	$2,082,379	$2,106,520	$2,121,249	$2,109,824
Loans receivable
Held for sale	8,317	6,594	4,937	5,261	2,944
Held for investment, net	1,510,202	1,524,439	1,509,246	1,506,963	1,513,720
Deposits	1,818,999	1,814,171	1,858,807	1,873,240	1,868,751
Other borrowed funds	12,872	13,752	13,060	13,781	13,210
Stockholders’ equity	236,857	227,663	214,709	211,507	206,708
Allowance for loan losses	47,037	47,037	47,037	49,175	53,497
Non-performing assets (2)	55,686	70,606	85,077	98,337	102,118

(1)	Annualized when appropriate.
(2)	Non-performing assets consist of loans past due ninety days or more and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview – Three months Ended March 31, 2015

Net income from operations for the three months ended March 31, 2015 improved $4.2 million or 218.4% to $6.1 million from $1.9 million in the quarter ended March 31, 2014. The increase in net income was primarily the result of a decrease in net interest income of $1.2 million, a release of provision of $1.4 million due to recoveries net of charge offs in the first quarter of 2015, an increase in non-interest income of $2.8 million and a decrease in non-interest expense of $1.3 million. The discussion that follows in this section provides additional details regarding these results for the three month periods.

Net Interest Income

The following table shows the Company’s average balances, interest, average rates, the spread between the average rates earned on interest-earning assets and average cost of interest-bearing liabilities; net interest margin; which represents net interest income as a percentage of average interest-earning assets; and the ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2015 and 2014, respectively. The average balances are derived from daily balances.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,195,546	$12,378	4.14%	$1,213,487	$13,194	4.35%
Consumer loans	332,999	3,812	4.58	361,638	4,317	4.77
Commercial business loans	37,044	427	4.61	21,795	365	6.70

Total loans held for investment (2) (3)	1,565,589	16,617	4.25	1,596,920	17,876	4.48
Investment securities (4)	294,108	1,375	1.87	283,110	1,507	2.13
Interest-earning deposits	121,706	77	0.25	107,693	65	0.24
Federal Home Loan Bank stock	11,940	15	0.50	11,940	14	0.47

Total interest-earning assets	1,993,343	18,084	3.63	1,999,663	19,462	3.89
Non-interest-earning assets	78,253			95,071

Total assets	$2,071,596			$2,094,734

Interest-Bearing Liabilities
Demand deposits	$1,031,808	327	0.13	$1,006,595	306	0.12
Regular savings	328,479	80	0.10	310,709	79	0.10
Certificates of deposit	439,490	561	0.51	535,413	703	0.53

Total deposits	1,799,777	968	0.22	1,852,717	1,088	0.23
Other borrowed funds	14,845	60	1.62	14,497	59	1.63

Total interest-bearing liabilities	1,814,622	1,028	0.23	1,867,214	1,147	0.25

Non-interest-bearing liabilities	25,845			22,012

Total liabilities	1,840,467			1,889,226
Stockholders’ equity	231,129			205,508

Total liabilities and stockholders’ equity	$2,071,596			$2,094,734

Net interest income/interest rate spread (5)		$17,056	3.40%		$18,315	3.64%

Net interest-earning assets	$178,721			$132,449

Net interest margin (6)			3.42%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.85%			107.09%

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available-for-sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $1.2 million, or 6.9%, to $17.1 million for the three months March 31, 2015 as compared to $18.3 million for the prior year period. Interest income decreased $1.4 million, or 7.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to a decrease of $6.3 million in average interest-earning assets. The average yield on interest-earning assets decreased 26 basis points to 3.63% compared to 3.89% for the same prior year period.

The average balance of loans held for investment, net decreased $31.3 million to $1.57 billion in 2015, interest-earning deposits increased $14.0 million to $121.7 million and the average balance of investment securities increased $11.0 million to $294.1 million in 2015. These fluctuations in average loans held for investment, net were primarily due to loan repayments exceeding loan originations during the period and the resulting excess liquidity being invested in securities and cash. The decline in the average yield was the result of the interest rate environment over the last several years. Non interest earning assets decreased $16.8 million.

Interest expense decreased $119,000, or 10.4%, to $1.0 million for the three months ended March 31, 2015 from $1.1 million for the prior year period. The average cost of interest-bearing liabilities decreased 2 basis points to 0.23% for the three months ended March 31, 2015 from 0.25% for the same period in 2014 while the average balance of interest-bearing liabilities decreased $52.6 million to $1.81 billion for the three months ended March 31, 2015 from $1.87 billion for the three months ended March 31, 2014.

The average balance of deposits decreased $52.9 million to $1.80 billion for the three month ended March 31, 2015 from $1.85 billion in the prior year period. The decrease was primarily due to a decrease of $95.9 million, to $439.5 million in average certificates of deposit for the three months ended March 31, 2015 from $535.4 million in the prior year period. The decline in average certificates was offset by a net increase in average checking and money market accounts of $25.2 million and saving accounts of $17.8 million which was the result of customers converting their matured time deposits into more liquid deposit products due to the low interest rate environment. Deposits sold of $16.6 million related to the December 31, 2014 Richland Center branch sale contributed to the decline in the March 31, 2015 deposit average. The average cost of deposits decreased 1 basis point to 0.22% in period ending March 31, 2015 from 0.23% in 2014.

The interest rate spread decreased 24 basis points to 3.40% for the three months ended March 31, 2015 compared to 3.64% for the prior year period. Net interest margin was 3.42% for the three months ended March 31, 2015 a decrease of 24 basis points from 3.66% for the three months ended March 31, 2014. The decrease in net interest margin was due to a $1.2 million decrease in net interest income and a $6.3 million decrease in total average interest-earning assets between 2015 and 2014.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 109.85% at March 31, 2015 from 107.09% at March 31, 2014. This increase was primarily due to the $52.6 million decrease in average interest-bearing liabilities during 2015.

Provision for Loan Losses

The release of loan losses provision of $1.4 million during the three months ended March 31, 2015 compared to no provision for the prior year period. The reason for the decrease was due to the continued improvement in the credit quality of the loan portfolio compared to the prior year period with non-performing loans decreasing $10.0 million, or 28.7%, to $25.1 million at March 31, 2015 from December 31, 2014.

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

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$2,368	$2,266	$102	4.5%
Investment and insurance commissions	1,087	856	231	27.0
Loan fees	731	229	502	219.2
Loan servicing income, net of amortization	593	774	(181)	(23.4)
Net impairment losses recognized in earnings	—	(21)	21	N/M
Net gain on sale of loans	1,601	592	1,009	170.4
Net gain on sale of investment securities	63	301	(238)	(79.1)
Net gain on sale of OREO	1,467	161	1,306	811.2
Other income	830	774	56	7.2

Total non-interest income	$8,740	$5,932	$2,808	47.3%

N/M = Not Meaningful

Non-interest income increased $2.8 million, or 47.3%, to $8.7 million for the three months ended March 31, 2015 from $5.9 million for the prior year period. Net gain on sale of loans increased $1.0 million to $1.6 million for the three months ended March 31, 2015 from $592,000 for the prior year period primarily due to higher loan volume in 2015 as a result of lower rates. Net gain on sale of OREO increased $1.3 million from the prior year period due to sales volume and improved gains per property. Loan fees increased $502,000 due to fees collected from the interest rate swap arrangements, starting in the first quarter of 2015, for certain commercial lending customers. See Note 14 – Derivative Financial Instruments.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$11,787	$11,162	$625	5.6%
Occupancy	1,748	2,238	(490)	(21.9)
Furniture and equipment	706	766	(60)	(7.8)
Federal deposit insurance premiums	669	1,048	(379)	(36.2)
Data processing	1,451	1,371	80	5.8
Communications	579	573	6	1.0
Marketing	539	653	(114)	(17.5)
OREO expense, net	236	1,185	(949)	(80.1)
Investor loss reimbursement	(100)	162	(262)	N/M
Mortgage servicing rights impairment (recovery)	(30)	11	(41)	N/M
Provision for unfunded commitments	121	180	(59)	(32.8)
Loan processing and servicing expense	783	567	216	38.1
Retail operations expense	608	563	45	8.0
Legal services	315	353	(38)	(10.8)
Other professional fees	434	407	27	6.6
Insurance	243	310	(67)	(21.6)
Other expense	884	768	116	15.1

Total non-interest expense	$20,973	$22,317	$(1,344)	(6.0)%

N/M = Not Meaningful

Non-interest expense decreased $1.3 million, or 6.0%, to $21.0 million for the three months ended March 31, 2015 from $22.3 million for the prior year period. The decrease was primarily the result of OREO expense decreasing $949,000 due to a decline in OREO inventory compared to the prior year period. Within OREO expense, the provision for OREO losses declined $603,000 and OREO operating expenses declined $835,000 compared to the three months ended March 31, 2014. Offsetting these reductions was a decrease in OREO income of $489,000 due to the reduced OREO portfolio. Occupancy expense decreased $490,000 due to decreased maintenance and utility expense compared to the prior year period related to the fourth quarter 2014 sale of the capitol square office. Offsetting these reductions is an increase in compensation and benefits of $625,000 compared to the prior year period due to restricted stock grant expense of $590,000 under the 2014 Omnibus Plan issued in August 2014.

Income Taxes

Income tax expense of $32,000 was recorded for the three month period ended March 31, 2015 compared to no expense in the prior year period. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement along with the federal alternative minimum tax which resulted in $32,000 of tax expense for the quarter ended March 31, 2015. A full valuation allowance has been recorded on the remaining net deferred tax assets due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $11.8 million or 0.6% to $2.09 billion at March 31, 2015 from $2.08 billion at December 31, 2014. The increase was primarily caused by an increase of $6.5 million in cash and cash equivalents, an increase of $18.3 million in investment securities available for sale and an increase in premises and equipment, net of $3.6 million. These decreases were partially offset by a $14.2 million decrease in loans held for investment, net and a $4.9 million decrease in other real estate owned.

The decrease in loans held for investment, net of $14.2 million, or -0.9%, since December 31, 2014 was primarily due to transfers to OREO of $1.3 million, net recoveries of $1.4 million and pay downs on non-performing loans of $11.2 million. The $6.5 million, or 4.4%, increase in cash and cash equivalents along with the $18.3 million, or 6.2%, increase in investment securities was the result of investment purchases of $44.7 million offset by principal repayments of $14.1 million and sales net of gains/losses of $14.6 million.

Total liabilities increased $2.6 million or 0.1% to $1.86 billion at March 31, 2015 from $1.85 billion at December 31, 2014. The increase was primarily due to a $4.8 million, or 0.3%, increase in deposits with an increase in money market accounts of $12.0 million and an increase in savings accounts of $12.9 million which was the result of customers converting their matured time deposits into more liquid deposit products due to the low interest rate environment. These increases were offset with a decrease in time deposits of $16.7 million and a decrease in checking accounts of $21.2 million. Advance payments by borrowers for taxes and insurance increased $17.8 million between periods, due to the timing of tax and insurance payments. Accrued taxes, insurance and employee related expenses declined by $2.3 million since December 31, 2014 primarily due to tax payments made during the quarter.

Stockholders’ equity increased $9.2 million, or 4.0%, to $236.9 million at March 31, 2015 from $227.7 million at December 31, 2014. The increase was primarily due to net income for the three months ending 2015 of $6.1 million and an increase in accumulated other comprehensive income of $2.7 million resulting from an increase in unrealized gains in the Company’s investment securities available for sale portfolio.

RISK MANAGEMENT

The Company encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management process.

Risk Management Philosophy

The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize stockholder value. While we have made improvements in reducing the amount of troubled assets, however, due to the general state of the economy and the elevated level of troubled loan assets and OREO, the Bank’s risk profile does not currently meet our desired risk level. While improvements have occurred, the Bank continues to work toward reducing the overall risk level to a more desired risk profile.

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

The Risk Management group is responsible for monitoring credit risk, while Internal Audit provides an independent assessment of the effectiveness of the credit risk management process. An external third party vendor also provides loan review services. Credit risk is managed taking into account regulatory guidance.

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	March 31, 2015			December 31, 2014
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$5,677	22.7%	0.36%	$5,873	16.7%	0.37%
Commercial and industrial	165	0.7	—	33	0.1	—
Land and construction	10,308	41.0	0.67	17,195	48.9	1.09
Multi-family	3,473	13.9	0.22	3,566	10.2	0.23
Retail/office	3,428	13.7	0.22	3,970	11.3	0.25
Other commercial real estate	1,060	4.2	0.07	3,622	10.3	0.23
Education (2)	166	0.7	0.01	205	0.6	0.01
Other consumer	777	3.1	0.05	651	1.9	0.04

Total	$25,054	100.0%	1.59%	$35,115	100.0%	2.22%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $5.4 million and $6.6 million at March 31, 2015 and December 31, 2014, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity:

	Non- Performing Loans December 31, 2014	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Net Charged Off	Non- Performing Loans March 31, 2015	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$5,873	$1,208	$(224)	$(645)	$(1,042)	$507	$5,677	$531,280	$10,661
Commercial and industrial	33	12	—	(584)	61	643	165	17,531	1,007
Land and construction	17,195	—	—	(41)	(6,942)	96	10,308	109,006	10,751
Multi-family	3,566	—	—	—	(113)	20	3,473	282,488	6,830
Retail/office	3,970	24	(124)	—	(214)	(228)	3,428	141,295	7,590
Other commercial real estate	3,622	59	—	—	(2,822)	201	1,060	136,531	4,281
Education	205	—	—	—	(39)	—	166	103,364	461
Other consumer	651	422	(92)	—	(46)	(158)	777	220,121	5,456

Total	$35,115	$1,725	$(440)	$(1,270)	$(11,157)	$1,081	$25,054	$1,541,616	$47,037

Non-performing loans decreased $10.0 million during the three months ended March 31, 2015. The loan categories with the largest decline in non-performing loans were land and construction of $6.9 million and commercial real estate of $2.6 million.

The interest income that would have been recorded during the three months ended March 31, 2015 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $220,000.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$13,248	$18,632
Troubled debt restructurings - non-accrual (1)	11,806	16,483
Other real estate owned (OREO)	30,632	35,491

Total non-performing assets	$55,686	$70,606

Non-performing loans to gross loans (2)	1.60%	2.22%
Non-performing assets to total assets	2.66	3.39
Allowance for loan losses to gross loans (2)	3.00	2.97
Allowance for loan losses to non-performing loans	187.74	133.95
Allowance for loan losses plus OREO valuation allowance to non-performing assets	116.39	95.77

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that have been modified in a troubled debt restructuring.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The following is a summary of non-performing asset activity for the three months ended March 31, 2015:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2014	$35,115	$35,491	$70,606
Additions	1,725	—	1,725
Transfer of loans to OREO	(1,270)	1,270	—
Returned to accrual status	(440)	—	(440)
Sales	—	(6,395)	(6,395)
Loan charge-offs/OREO valuation adjustments, net	1,081	148	1,229
Capitalized improvements	—	118	118
Payments	(11,157)	—	(11,157)

Balance at March 31, 2015	$25,054	$30,632	$55,686

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $5.4 million and $6.6 million that are 90 days or more past due but still accruing interest at March 31, 2015 and December 31, 2014, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	March 31, 2015		December 31, 2014
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$3,938	0.25%	$5,795	0.37%
60 to 89 days	2,517	0.16	3,097	0.20
90 days and over	14,589	0.93	20,338	1.28

Total	$21,044	1.34%	$29,230	1.85%

Loans delinquent 30 to 89 days decreased $2.4 million to $6.5 million at March 31, 2015 from $8.9 million at December 31, 2014 as a result of increased monitoring, loss mitigation and improved economic conditions.

Impaired Loans

At March 31, 2015, the Company identified $84.0 million of loans as impaired, which includes $59.0 million of performing TDRs. At December 31, 2014, impaired loans were $95.3 million, which included $60.2 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following is additional information regarding impaired loans.

	March 31, 2015	December 31, 2014
	(In thousands)
Carrying amount of impaired loans	$76,107	$86,844
Average carrying amount of impaired loans	83,328	93,498
Loans and troubled debt restructurings on non-accrual status	25,054	35,115
Troubled debt restructurings - accrual (1)	58,952	60,170
Troubled debt restructurings - non-accrual (2)	11,806	16,483
Troubled debt restructurings valuation allowance	7,611	8,593
Loans past due ninety days or more and still accruing (3)	5,386	6,613

(1)	Includes TDR accruing loans of $55.0 million and $55.4 million at March 31, 2015 and December 31, 2014, respectively that are rated pass.
(2)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(3)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $845,000 and $980,000 for the three months ended March 31, 2015 and 2014, respectively.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the held for investment loan portfolio and is based on the size and current risk characteristics of the held for investment loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded in the statement of income based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. Conversely, the provision for loan losses may decline should credit metrics such as net charge offs and the amount of non-performing loans improve in the future. In addition, regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectability using information available to them at the time of their examination.

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all non-accrual loans and troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally accept. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent is less than the carrying value of the loan. Cash collections on impaired loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable. See Note 5 to the Unaudited Consolidated Financial Statements included in Item 1 for additional details.

The specific allowance component relates to impaired loans, loans reported as TDR, and loans graded substandard or below. The Company has certain loans rated substandard, which are not classified as impaired based on the facts of the credit. For these non-impaired and substandard loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under ASC 450-20. These non-impaired substandard loans exist primarily in the commercial and industrial and commercial real estate segments. For impaired loans, an allowance for loan losses is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan.

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

Beginning with the quarter ended June 30, 2014, the Bank modified its general allowance methodology to increase the historical loss period by an additional period each quarter until the historical look-back period is built to a twelve quarter look-back period. For the quarter ended March 31, 2015, the Bank utilized a twelve quarter look-back period compared to an eleven quarter look-back period for the quarter ended December 31, 2014. The modification is being done to reflect a more stable economic environment to capture additional loss statistics considered reflective of the current portfolio and to conform to industry practices. The impact to the allowance for loan losses at March 31, 2015 after implementing the modification was a $141,000 increase in the required reserve as compared to the previous methodology.

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

The following table presents the ALLL by component:

	March 31, 2015	December 31, 2014

	(In thousands)
General reserve	$35,484	$34,027
Specific reserve:

Substandard rated loans, excluding TDR accrual (1)	3,654	4,569
Impaired loans	7,899	8,441

Total allowance for loan losses	$47,037	$47,037

(1)	Trouble debt restructuring (“TDR”)

The following table presents the unpaid principal balance of loans by risk category:

	March 31, 2015	December 31, 2014

	(In thousands)
Pass	$1,448,387	$1,465,224
Special mention	17,510	6,243

Total pass and special mention rated loans	1,465,897	1,471,467

Substandard rated loans, excluding TDR accrual (1)	16,767	16,353

Troubled debt restructurings - accrual (2)	58,952	60,170
Non-accrual	25,054	35,115

Total impaired loans	84,006	95,285

Total gross loans	$1,566,670	$1,583,105

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.
(2)	Includes TDR accruing loans of $55.0 million and $55.4 million at March 31, 2015 and December 31, 2014, respectively that are rated pass.

The following table presents credit risk metrics related to the ALLL:

	March 31, 2015	December 31, 2014

	(Dollars in thousands)
General reserve / pass and special mention loans	2.4%	2.3%
Substandard reserve/substandard loans	21.8%	27.9%
Other specific reserve / impaired loans	9.4%	8.9%
Loans 30 to 89 days past due	$6,455	$8,892

The ratio of the general reserve for loan losses to pass and special mention rated loans has remained relatively stable in 2015 from 2014 as the portfolios have continued to improve during the period. The substandard reserve for loan losses to substandard loans has decreased year over year based on management’s assessment of risk and potential for loss. The ratio of other specific reserve for loan losses to impaired loans has increased in 2015 from 2014 based on significantly lower levels of impaired loans during 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$47,037	$65,182
Charge-offs:
Residential	(238)	(1,096)
Land and construction	—	(3,582)
Multi-family	(28)	(377)
Retail/office	(248)	(6,624)
Other commercial real estate	(3)	(178)
Consumer	(434)	(1,144)
Commercial and industrial	(92)	(1,322)

Total charge-offs	(1,043)	(14,323)

Recoveries:
Residential	798	231
Land and construction	110	44
Multi-family	56	58
Retail/office	139	149
Other commercial real estate	339	1,656
Consumer	41	104
Commercial and industrial	914	396

Total recoveries	2,397	2,638

Net recoveries/(charge-offs)	1,354	(11,685)

Provision for loan losses	(1,354)	—

Allowance at end of period	$47,037	$53,497

Net recoveries/(charge-offs) to average loans held for sale and for investment (1)	0.35%	(2.97)%

(1)	Annualized.

Total charge-offs and recoveries of $1.0 million and $2.4 million, respectively, for the three months ended March 31, 2015 decreased $13.3 million and $0.2 million, respectively, from the three months ended March 31, 2014.

The provision for loan losses decreased $1.3 million from zero for the three months ended March 31, 2015 compared to the same period in the prior year as a result of recoveries net of charge-offs for the three months ended March 31, 2015. Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-performing loans to total loans to 1.60% at March 31, 2015 from 2.22% at December 31, 2014.

Other Real Estate Owned

OREO, net decreased $4.9 million during the three months ended March 31, 2015. Individual properties included in OREO at March 31, 2015 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
	(in thousands)
Raw Land	Northeast Wisconsin	$3,359
Commercial Building	Northwest Wisconsin	1,632
Commercial Building	South Central Wisconsin	2,890
Commercial Lot	South Central Wisconsin	1,071
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	2,536
Raw Land	Southeast Wisconsin	1,140
Other properties individually less than $1 million		14,324

		$30,632

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the carrying values of OREO properties are reviewed and appropriate adjustments made based upon updated appraisals, evaluations, signed sales contracts or list price reductions. Incremental valuation adjustments may be recognized in the Consolidated Statement of Income if, in the opinion of management, additional losses are deemed probable.

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Company currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiary. A significant amount of our consolidated operating expenses are incurred by and paid directly by the Company’s subsidiaries. Net cash provided by operating activities during 2015 was $926,000 while net cash provided by investing activities was $1.8 million and cash provided by financing activities was $3.7 million. The Bank is currently not paying dividends.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and commercial banking businesses and wholesale funding sources (FHLB of Chicago advances, other borrowings and broker/internet CDs). As of March 31, 2015, the Company had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of March 31, 2015 was $238.8 million, subject to collateral availability. Total remaining credit capacity based on the value of the existing collateral pledged was $467.2 million as of March 31, 2015 after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of March 31, 2015, the Bank had no borrowings outstanding from this source.

Loan Commitments

At March 31, 2015, the Bank had outstanding commitments to originate loans of $64.7 million, no unused commitments and commitments to extend funds to, or on behalf of, customers pursuant to lines, and unused letters of credit of $257.3 million. Scheduled maturities of certificates of deposits during the nine months following March 30, 2015 amounted to $208.1 million. Scheduled maturities of borrowings during the same period totaled $2.9 million. Management believes adequate resources are available to fund all Bank commitments to the extent required.

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

MPF Program

The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at March 31, 2015 related to approximately $155.0 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $643.0 million and $652.3 million at March 31, 2015 and December 31, 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities with a fair value of $70.4 million and $88.9 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

Other

The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2015, the Bank had no brokered deposits.

Regulatory Capital

Under federal law and regulation the Company and the Bank are required to meet the Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, Total Capital ratio and a leverage ratio. Common equity Tier 1 capital (“CET1”) primarily consists of common stock, related surplus (net of Treasury stock), retained earnings less certain intangible assets and unrealized gains/losses on available-for-sale securities. Tier 1 capital is CET1 plus non-cumulative perpetual preferred stock less certain regulatory deductions. Total capital primarily consists of tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. The Company is exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

While the Company attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin, it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Company’s Board of Directors approved a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Company enters into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Company then mitigates this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Company’s objective with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. At March 31, 2015 the aggregate notional value of interest rate swaps with various commercial customers was $15.7 million.

Asset/Liability Management

The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of March 31, 2015 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Net Interest Income Sensitivity Analysis

The Company performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at March 31, 2015 and December 31, 2014, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
March 31, 2015	6.0%	3.0%
December 31, 2014	5.0%	2.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at March 31, 2015, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 6.0%. Overall net interest income sensitivity remains within the Company’s guidelines.

The changes in the Company’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2015 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Company also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of March 31, 2015, the projected changes for the market value of equity were within the Company’s policy limits.

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

REGULATORY DEVELOPMENTS

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

Starting January 2015, under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions are also applicable to U.S. bank holding companies and SLHCs, and depository institutions and their holding companies are now subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

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

Basel III Capital Rules

In July 2013, the U.S. federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including the Company and the Bank.

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

In addition, institutions that seek the freedom to make capital distributions (including dividends and repurchases of stock) and pay discretionary bonuses to executive officers with restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financials and economic stress. Factoring in fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As a result of the enactment of the Basel III Capital Rules the Company and the Bank is subject to increased required capital levels. The Basel III Capital Rules are effective as applied to the Company and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

The Company and the Bank are “Well Capitalized” under Basel III Capital Rules.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk has not materially changed from December 31, 2014. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also “Asset/Liability Management” in Part I, Item 2 of this report.

Item 4	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework in 2013. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Company’s internal control over financial reporting was effective as of March 31, 2015.

Part II - Other Information

Item 1	Legal Proceedings.

In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.

Item 1A	Risk Factors.

In addition to the risk factors and other information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on or about March 19, 2015. Those risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in our Annual Report on Form 10–K, this Quarterly Report on Form 10-Q and in other documents we file with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. This report, including the documents incorporated by reference herein, also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the Anchor BanCorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date: May 6, 2015	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: May 6, 2015	By:	/s/ William T. James
William T. James, Senior Vice President, Chief Financial Officer and Treasurer