Form 10-Q
period 2015-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2015-08-12
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Class: Common stock — $0.01 Par Value

Number of shares outstanding as of July 31, 2015: 9,601,891

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

		Page #
Part I - Financial Information
Item 1	Financial Statements

	Unaudited Consolidated Balance Sheets as of June 30, 2015 and Audited as of December 31, 2014	2

	Unaudited Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	3

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2015 and Audited for the Year Ended December 31, 2014	5

	Unaudited Consolidated Statements of Cash Flows for Six Months Ended June 30, 2015 and 2014	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Critical Accounting Estimates and Judgments	48

	Forward-Looking Statements	50

	Executive Overview	51

	Results of Operations	55

	Financial Condition	65

	Risk Management	65

	Credit Risk Management	66
	Liquidity Risk Management	74
	Market Risk Management	76
	Compliance Risk Management	78
	Strategic and/or Reputation Risk Management	78

	Regulatory Developments	78

Item 3	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4	Controls and Procedures	81

Part II - Other Information

Item 1	Legal Proceedings	81
Item 1A	Risk Factors	81
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3	Defaults Upon Senior Securities	82
Item 4	Mine Safety Disclosures	82
Item 5	Other Information	82
Item 6	Exhibits	82

Signatures		83

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(In thousands, except share data)
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$30,310	$46,400
Interest-earning deposits	80,424	100,873

Cash and cash equivalents	110,734	147,273
Investment securities available for sale (AFS)	345,261	294,599
Investment securities held to maturity (HTM)	5,491	—
Loans held for sale	13,513	6,594
Loans held for investment	1,568,571	1,571,476
Less: allowance for loan losses	(47,037)	(47,037)

Loans held for investment, net	1,521,534	1,524,439
Other real estate owned (OREO), net	27,255	35,491
Premises and equipment, net	27,726	23,569
Federal Home Loan Bank stock, at cost	11,940	11,940
Mortgage servicing rights, net	19,321	19,404
Accrued interest receivable	7,555	7,627
Deferred tax asset, net	103,072	—
Other assets	12,193	11,443

Total assets	$2,205,595	$2,082,379

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$281,621	$291,248
Interest bearing	1,539,171	1,522,923

Total deposits	1,820,792	1,814,171
Other borrowed funds	12,737	13,752
Accrued interest payable	357	316
Accrued taxes, insurance and employee related expenses	7,795	7,259
Other liabilities	21,294	19,218

Total liabilities	1,862,975	1,854,716

Preferred stock: par value $0.01, authorized 100,000 shares, none issued or outstanding	—	—
Common stock: par value $0.01, 11,900,000 shares authorized, 9,609,931 and 9,552,094 shares issued, 9,601,891 and 9,547,587 shares outstanding at June 30, 2015 and December 31, 2014, respectively	96	95
Additional paid-in capital	196,415	195,083
Retained earnings	148,539	34,981
Accumulated other comprehensive loss	(2,229)	(2,402)
Treasury stock: 8,040 and 4,507 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(201)	(94)

Total stockholders’ equity	342,620	227,663

Total liabilities and stockholders’ equity	$2,205,595	$2,082,379

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest income
Loans	$16,900	$17,321	$33,517	$35,197
Investment securities and Federal Home Loan Bank stock	1,570	1,541	2,960	3,062
Interest-earning deposits	71	94	148	159

Total interest income	18,541	18,956	36,625	38,418

Interest expense
Deposits	1,058	1,033	2,026	2,121
Other borrowed funds	59	61	119	120

Total interest expense	1,117	1,094	2,145	2,241

Net interest income	17,424	17,862	34,480	36,177
Provision for loan losses	(646)	—	(2,000)	—

Net interest income after provision for loan losses	18,070	17,862	36,480	36,177

Non-interest income
Service charges on deposits	2,596	2,523	4,964	4,789
Investment and insurance commissions	1,060	1,131	2,147	1,987
Loan fees	179	222	910	451
Loan servicing income, net of amortization	467	740	1,060	1,514
Loan processing fee income	360	189	626	339
Net impairment losses recognized in earnings	—	(13)	—	(34)
Net gain on sale of loans	1,912	698	3,513	1,290
Net gain on sale of investment securities	—	—	63	301
Net gain on sale of OREO	743	1,040	2,210	1,201
Net gain (loss) on disposal of premises and equipment	1,332	(7)	1,332	(76)
Net gain on sale of branch	448	—	448	—
Other income	641	1,087	1,205	1,780

Total non-interest income	9,738	7,610	18,478	13,542

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$13,371	$10,739	$25,158	$21,901
Occupancy	1,970	1,614	3,718	3,852
Furniture and equipment	760	791	1,466	1,557
Federal deposit insurance premiums	688	700	1,357	1,748
Data processing	1,546	1,315	2,997	2,686
Communications	405	463	984	1,036
Marketing	648	879	1,187	1,532
OREO expense, net	737	2,267	973	3,452
Investor loss reimbursement	(273)	(248)	(373)	(86)
Mortgage servicing rights impairment (recovery)	(391)	84	(421)	95
Provision for unfunded commitments	170	600	291	780
Loan processing and servicing expense	655	709	1,438	1,276
Retail operations expense	643	676	1,251	1,239
Legal services	402	602	717	955
Other professional fees	606	351	1,040	758
Insurance	232	206	475	516
Other expense	1,094	1,107	1,978	1,875

Total non-interest expense	23,263	22,855	44,236	45,172

Income before income taxes	4,545	2,617	10,722	4,547
Income tax expense (benefit)	(102,976)	10	(102,944)	10

Net income	$107,521	$2,607	$113,666	$4,537

Reclassification adjustment for realized net gains recognized in Consolidated Statements of Income - Net gain on sale and call of investment securities, before tax	—	—	(63)	(301)
Reclassification adjustments recognized in Consolidated Statements of Income - Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	—	(36)	—	(78)
Realized credit losses	—	49	—	112
Change in net unrealized gains (losses) on available for sale securities, net of tax	(2,419)	2,179	351	5,039
Tax effect related to items of other comprehensive income	(115)	—	(115)	—

Total other comprehensive income (loss)	(2,534)	2,192	173	4,772

Comprehensive income	$104,987	$4,799	$113,839	$9,309

Income per common share:
Basic	$11.42	$0.29	$12.10	$0.50
Diluted	11.37	0.29	12.05	0.50
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accu- mulated Other Compre- hensive
	Common Stock		Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
	(In thousands)
Balance at December 31, 2013 (Audited)	9,050,000	$91	$188,370	$20,359	$(6,622)	$—	$202,198

Net income	—	—	—	14,622	—	—	14,622
Other comprehensive income, net of tax	—	—	—	—	4,220	—	4,220
Stock issuance cost	—	—	(2,324)	—	—	—	(2,324)
Issuance of common stock	305,794	3	7,948	—	—	—	7,951
Issuance of shares of restricted stock	196,300	1	(83)	—	—	82	—
Forfeiture of shares of restricted stock	—	—	176	—	—	(176)	—
Stock-based compensation expense	—	—	996	—	—	—	996

Balance at December 31, 2014 (Audited)	9,552,094	$95	$195,083	$34,981	$(2,402)	$(94)	$227,663

Net income	—	—	—	113,666	—	—	113,666
Other comprehensive income, net of tax	—	—	—	—	173	—	173
Tax benefit for restricted stock	—	—	167		—	—	167
Retirement of vested shares	(8,010)	—	(172)	(108)	—	—	(280)
Issuance of shares of restricted stock	65,847	1	(26)	—	—	25	—
Forfeiture of shares of restricted stock	—	—	132	—	—	(132)	—
Stock-based compensation expense	—	—	1,231	—	—	—	1,231

Balance at June 30, 2015 (Unaudited)	9,609,931	$96	$196,415	$148,539	$(2,229)	$(201)	$342,620

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$113,666	$4,537
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of investment securities premium, net	827	676
Net gain on sale of investment securities	(63)	(301)
Net impairment losses on investment securities	—	34
Origination of loans held for sale	(143,838)	(57,931)
Proceeds from sale of loans held for sale	140,432	57,045
Net gain on sale of loans	(3,513)	(1,290)
Provision for loan losses	(2,000)	—
Provision for unfunded commitments	291	780
Valuation adjustments for OREO	446	2,279
Net gain on sale of OREO	(2,210)	(1,201)
Depreciation and amortization	1,572	1,212
Net loss (gain) on disposal of premises and equipment	(1,332)	76
Net gain on sale of branch	(448)	—
Mortgage servicing rights impairment (recovery)	(421)	95
Stock-based compensation expense	1,231	—
Reversal of deferred tax asset valuation allowance	(103,187)	—
Net decrease in accrued interest receivable	68	576
Net decrease (increase) in other assets	(246)	107
Net increase (decrease) in accrued interest payable	44	(22)
Net increase (decrease) in accrued taxes, insurance and employee related expenses	536	(1,716)
Net increase (decrease) in other liabilities	(427)	1,573

Net cash provided by operating activities	1,428	6,529

Investing Activities
Proceeds from sale of investment securities	14,647	388
Purchase of investment securities-AFS	(95,191)	(37,787)
Purchase of investment securities-HTM	(5,491)	—
Principal collected on investment securities	31,618	24,344
Net decrease in loans held for investment	73	29,702
Net change in assets due to branch sale	(8,059)	—
Proceeds from sale of premises and equipment	1,756	—
Purchases of premises and equipment	(6,529)	(1,947)
Proceeds from sale of OREO	12,641	13,899
Capitalized improvements of OREO	(118)	(28)

Net cash provided by (used in) investing activities	(54,653)	28,571

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Financing Activities
Net decrease in deposits	$(17,362)	$(41,239)
Increase in advance payments by borrowers for taxes and insurance	35,176	39,186
Proceeds from borrowed funds	47,627	53,561
Repayment of borrowed funds	(48,642)	(52,657)
Tax benefit for restricted stock	167	—
Retirement of vested shares	(280)	—

Net cash provided by (used in) financing activities	16,686	(1,149)

Net increase (decrease) in cash and cash equivalents	(36,539)	33,951
Cash and cash equivalents at beginning of period	147,273	143,396

Cash and cash equivalents at end of period	$110,734	$177,347

Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$2,104	$2,263
Income tax payments	90	22
Non-cash transactions:
Transfer of loans to OREO	2,523	7,659
Investment purchased not settled	(2,212)	—
Tax effect of change in AFS unrealized gain/loss	(115)	—

See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Company”, “we”, “our”) and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank has one subsidiary, ADPC Corporation. Significant inter-company balances and transactions have been eliminated.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of OREO, the net carrying value of mortgage servicing rights and deferred tax assets. The results of operations and other data for the three and six month periods ended June 30, 2015, are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The Company has evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentations. There was no impact on earnings or total stockholders’ equity as a result of the reclassifications.

Note 2 – Significant Transactions

Management regularly and periodically evaluates and assesses all aspects of the Bank’s operations, including, but not limited to, retail branch delivery and placement of its support functions, for opportunities to improve the profitability of the Company. In the case of branch delivery, this could include the closure, sale or other disposal of a branch or addition to the current branch structure. During the first six months of 2015 the following events have occurred.

Sale of Branches

The Bank sold its Viroqua branch on May 15, 2015. The sale consisted of selected loans and deposits. In addition, the sale included the building, furniture and equipment. As part of the sale, a lease on the land was terminated. Total deposits sold were $11.2 million and generated a gain of $448,000 on the sale.

The Bank, on April 9, 2015, entered into a definitive agreement for the sale of its Winneconne branch to another financial institution located in Wisconsin. Under the agreement, the purchasing bank will assume approximately $13.4 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of September 2015.

Purchase of New Building

The Bank, on January 28, 2015, completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility, which houses the Bank’s support departments, became operational during the second quarter of 2015.

Operational Efficiency Measures

The Bank has taken several actions during the second quarter of 2015 to address and improve overall operational efficiency. Management anticipates that these actions will result in an annual net cost savings related to reduced compensation, occupancy and other operating costs of approximately $5.4 million and will be completed by the third quarter of 2015. These actions included:

•	Offering a Voluntary Separation Plan (“VSP”) package to eligible employees. The VSP was designed to provide eligible employees with a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program was offered to a group of 140 of the Bank’s 705 employees with 78 employees accepting the VSP with agreed-upon exit dates through September 30, 2015. Management anticipates that approximately 30 individuals will be hired to meet the future business needs of AnchorBank to replace employees who accepted the VSP.

•	Consolidating six retail bank branches in the third quarter of 2015. The six locations are in the Wisconsin communities of Appleton, Menasha, Oshkosh, Janesville, Franklin, and Madison. Customers have been notified of the transition and will continue to have convenient and uninterrupted access to their deposit, lending and investment accounts at surrounding Bank locations in each of these markets, as well as access to online banking, ATMs and the Bank’s Customer Call Service Center. A total of 23 full and part-time positions not eligible for the VSP will be eliminated through the six-branch consolidation.

•	Creating a new Universal Banker staffing model in the Bank’s branch delivery system to address consumer shift towards digital products and services which resulted in lower transaction volumes. The Universal Banker will perform most branch transactions for customers resulting in improved customer service. The Universal Bank staffing model will have a core of employees who can process teller transactions, open new accounts and provide customer service. This core group of employees will be further supported with one or more customer service associates. The first phase of this service was launched during the second quarter and a broader rollout will occur during the remainder of 2015.

As a result of these operational efficiency measures, the Bank expects to incur one-time costs of $3.7 million, composed primarily of employment severance and asset disposition costs. During the quarter ended June 30, 2015, $2.3 million of these one-time costs were recognized as expense with an estimated $1.4 million expected to be recorded in the quarter ending September 30, 2015. A gain was recorded in the quarter ended June 30, 2015 for the sale of the Appleton Fox River Drive branch building of $1.4 million.

Deferred Tax Asset Valuation

During September 2009, the Company established a full deferred tax asset valuation allowance. During the second quarter of 2015, as a result of management’s periodic assessment of the deferred tax asset position, the Company has substantially reversed this deferred tax asset valuation allowance. The Company has determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $5.9 million pertaining to certain multi state loss carryforward, including states we no longer do business in. This action resulted in the recognition of a $103.0 million income tax benefit, net of current quarter tax provision, during the second quarter of 2015. For a more detailed discussion, see Note 16 in the Notes to Unaudited Consolidated Financial Statements.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30).” ASU 2015-03 simplifies the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The FASB on April 1, 2015, agreed to propose a delay of its revenue recognition standard by one year effective for adoption for annual periods beginning after December 15, 2017. Subsequently, on July 9, 2015, the FASB approved a one year extension of the effective date. The standard will be effective for annual periods beginning after December 15, 2018 but early adoption as of December 15, 2017 is permitted. The Company intends to adopt the accounting standard during the first quarter of 2019 and is currently evaluating the impact on its results of operations, financial position and liquidity.

Note 4 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2015
Available for sale:
U.S. government sponsored and federal agency obligations	$3,188	$25	$—	$3,213
Government sponsored agency mortgage-backed securities (1)	203,657	532	(1,062)	203,127
GNMA mortgage-backed securities (1)	140,475	315	(1,897)	138,893
Other securities	55	3	(30)	28

	$347,375	$875	$(2,989)	$345,261

Held to maturity:
Corporate bonds	$5,491	$33	$—	$5,524

December 31, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,245	$16	$—	$3,261
Government sponsored agency mortgage-backed securities (1)	120,627	411	(417)	120,621
GNMA mortgage-backed securities (1)	173,069	411	(2,793)	170,687
Other securities	60	2	(32)	30

	$297,001	$840	$(3,242)	$294,599

(1)	Includes mortgage-backed securities and CMOs that are primarily collateralized by residential mortgages.

One independent pricing service is used to value all investment securities.

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at June 30, 2015, and December 31, 2014.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
June 30, 2015
Government sponsored agency mortgage-backed securities (1)	$103,159	$(852)	$14,220	$(210)	$117,379	$(1,062)
GNMA mortgage-backed securities	21,301	(35)	83,509	(1,862)	104,810	(1,897)
Other securities	—	—	24	(30)	24	(30)

	$124,460	$(887)	$97,753	$(2,102)	$222,213	$(2,989)

December 31, 2014
Government sponsored agency mortgage-backed securities (1)	$54,020	$(228)	$8,178	$(189)	$62,198	$(417)
GNMA mortgage-backed securities	27,113	(110)	98,230	(2,683)	125,343	(2,793)
Other securities	2	(1)	25	(31)	27	(32)

	$81,135	$(339)	$106,433	$(2,903)	$187,568	$(3,242)

(1)	Includes mortgage-backed securities and CMOs.

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

At June 30, 2015, and December 31, 2014, there were no securities classified as other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $13,000 and $34,000 was included in earnings for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014 realized losses of $49,000 and $112,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment. During December 2014, these other-than-temporarily impaired securities were sold at a loss of $37,000.

Unrealized losses on government sponsored agency mortgage-backed securities, GNMA mortgage-backed securities, and other securities as of June 30, 2015, and December 31, 2014 due to changes in interest rates and other non-credit related factors totaled $3.0 million and $3.2 million, respectively. The number of individual securities in the tables above total 42 at June 30, 2015, and 34 at December 31, 2014. The Company has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that has been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income (loss) for the period presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$759	$801

Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	12	33
Additional debit related OTTI previously recognized for OTTI recovery during the period	2	3
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(51)	(115)

Ending balance of unrealized OTTI related to credit losses	$722	$722

There were no investment securities sold during the quarters ended June 30, 2015 and June 30, 2014. The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Proceeds from sales	$14,647	$388

Gross gains	$65	$301
Gross losses	(2)	—

Net gain on sales	$63	$301

At June 30, 2015 and December 31, 2014, investment securities available for sale with a fair value of approximately $88.0 million and $121.5 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at June 30, 2015, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
After 1 Year through 5 Years	$3,365	$3,398	$—	$—
After 5 Years through 10 Years	10,830	10,845	2,492	2,522
Over Ten Years	333,180	331,018	2,999	3,002

Total	$347,375	$345,261	$5,491	$5,524

Note 5 - Loans Held for Investment, net

Loans held for investment, net consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Residential	$528,017	$541,211
Commercial and industrial	22,848	16,514
Commercial real estate:
Land and construction	137,574	106,436
Multi-family	293,012	265,735
Retail/office	146,844	155,095
Other commercial real estate	134,572	156,243

Total commercial real estate	712,002	683,509
Consumer:
Education	98,830	108,384
Other consumer	220,114	233,487

Total consumer loans	318,944	341,871

Total gross loans	1,581,811	1,583,105
Undisbursed loan proceeds(1)	(12,086)	(10,080)
Unamortized loan fees, net	(1,150)	(1,544)
Unearned interest	(4)	(5)

Total loan contra balances	(13,240)	(11,629)

Loans held for investment	1,568,571	1,571,476
Allowance for loan losses	(47,037)	(47,037)

Loans held for investment, net	$1,521,534	$1,524,439

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Company

Residential Loans

At June 30, 2015, $528.0 million, or 33.4%, of the total gross loans consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Company does not originate negative amortization and option payment adjustable rate mortgages.

At June 30, 2015, approximately $306.5 million, or 58.1%, of the held for investment residential gross loans consisted of loans with adjustable interest rates. At June 30, 2015, approximately $221.5 million, or 41.9%, of the held for investment residential gross loans consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.

Commercial and Industrial Loans

The Company originates loans for commercial and business purposes, including issuing letters of credit. At June 30, 2015, the commercial and industrial gross loans amounted to $22.8 million, or 1.4%, of the total gross loans.

Commercial Real Estate Loans

At June 30, 2015, $712.0 million of gross loans were secured by commercial real estate, which represented 45.0% of the total gross loans. The origination of such loans is generally limited to the Company’s primary market area, concentrated in Wisconsin’s greater Madison, Fox Valley and Milwaukee regions.

Consumer Loans

The Company offers consumer loans in order to provide a wider range of financial services to its customers. Consumer loans consist of education loans and other consumer loans. At June 30, 2015, $318.9 million, or 20.2%, of the total gross loans consisted of consumer loans.

Approximately $98.8 million, or 6.3%, of the total gross loans at June 30, 2015, consisted of education loans. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Both the principal amount of an education loan and interest on loans originated prior to March 2010 thereon are generally guaranteed by the U. S. Department of Education up to a minimum of 97% of the balance of the loan. Education loans are serviced by Great Lakes Higher Education.

Other consumer loans primarily consist of home equity loans and lines. The primary home equity loan product has an adjustable rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. In addition, other consumer loans include vehicle loans and other secured and unsecured loans made for a variety of consumer purposes.

Credit is also extended to Bank customers through credit cards issued by a third party, ELAN Financial Services, pursuant to an agency arrangement.

Allowances for Loan Losses

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all non-accrual loans and troubled debt restructurings. Troubled debt restructurings (“TDR’s”) are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally offer. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent is less than the carrying value of the loan. Cash collections on impaired loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable.

On a quarterly basis the Bank analyzes its general allowance methodology and has determined it was necessary to increase the historical loss period by an additional quarter. For the quarter ended June 30, 2015, the Bank utilized a thirteen quarter look-back period compared to a twelve quarter look-back period for the quarter ended March 31, 2015. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at June 30, 2015, was a $238,000 increase in the required reserve as compared to the previous methodology. Management will continue to analyze the historical loss period utilized on a quarterly basis.

The following table presents the allowance for loan losses by component:

	June 30,	December 31,
	2015	2014
	(In thousands)
General reserve	$35,503	$34,027
Specific reserve:
Substandard rated loans, excluding TDR accrual	3,253	4,569
Impaired loans	8,281	8,441

Total allowance for loan losses	$47,037	$47,037

The following table presents the gross balance of loans by risk category:

	June 30,	December 31,
	2015	2014
	(In thousands)
Pass	$1,480,660	$1,465,224
Special mention	11,815	6,243

Total pass and special mention rated loans	1,492,475	1,471,467
Substandard rated loans, excluding TDR accrual (1)	13,220	16,353
TDRs - accrual (2)	58,566	60,170
Non-accrual	17,550	35,115

Total impaired loans	76,116	95,285

Total gross loans	$1,581,811	$1,583,105

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.
(2)	Includes TDR accruing loans of $54.9 million and $55.4 million at June 30, 2015 and December 31, 2014, respectively, that are rated pass.

The following table presents activity in the allowance for loan losses by portfolio segment:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Three Months Ended:
June 30, 2015
Beginning balance	$10,661	$1,007	$29,452	$5,917	$47,037
Provision	(2,390)	(423)	2,347	(180)	(646)
Charge-offs	(183)	(14)	(1,032)	(193)	(1,422)
Recoveries	399	608	909	152	2,068

Ending balance	$8,487	$1,178	$31,676	$5,696	$47,037

June 30, 2014
Beginning balance	$9,378	$4,938	$35,043	$4,138	$53,497
Provision	1,388	911	(3,383)	1,084	—
Charge-offs	(566)	(3,633)	(1,141)	(291)	(5,631)
Recoveries	125	380	651	153	1,309

Ending balance	$10,325	$2,596	$31,170	$5,084	$49,175

For the Six Months Ended:
June 30, 2015
Beginning balance	$10,684	$1,436	$28,716	$6,201	$47,037
Provision	(2,973)	(1,674)	2,718	(71)	(2,000)
Charge-offs	(421)	(106)	(1,311)	(627)	(2,465)
Recoveries	1,197	1,522	1,553	193	4,465

Ending balance	$8,487	$1,178	$31,676	$5,696	$47,037

June 30, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(1,428)	373	(1,551)	2,606	—
Charge-offs	(1,662)	(4,955)	(11,902)	(1,435)	(19,954)
Recoveries	356	776	2,558	257	3,947

Ending balance	$10,325	$2,596	$31,170	$5,084	$49,175

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
June 30, 2015
Allowance for loan losses:
Associated with impaired loans	$1,384	$67	$6,292	$538	$8,281
Associated with all other loans	7,103	1,111	25,384	5,158	38,756

Total	$8,487	$1,178	$31,676	$5,696	$47,037

Loans:
Impaired loans individually evaluated	$13,418	$176	$60,701	$1,821	$76,116
All other loans	514,599	22,672	651,301	317,123	1,505,695

Total	$528,017	$22,848	$712,002	$318,944	$1,581,811

December 31, 2014
Allowance for loan losses:
Associated with impaired loans	$1,400	$140	$6,475	$426	$8,441
Associated with all other loans	9,284	1,296	22,241	5,775	38,596

Total	$10,684	$1,436	$28,716	$6,201	$47,037

Loans:
Impaired loans individually evaluated	$14,497	$113	$79,160	$1,515	$95,285
All other loans	526,714	16,401	604,349	340,356	1,487,820

Total	$541,211	$16,514	$683,509	$341,871	$1,583,105

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Year-to-Date Interest Income Recognized
	(In thousands)
June 30, 2015
With no specific allowance recorded:
Residential	$4,716	$5,711	$—	$4,814	$94
Commercial and industrial	16	62	—	—	—
Land and construction	605	3,374	—	3,050	2
Multi-family	16,249	17,338	—	16,809	469
Retail/office	6,144	13,240	—	6,675	125
Other commercial real estate	11,435	12,363	—	11,683	213
Education (1)	—	—	—	—	—
Other consumer	751	1,185	—	1,051	57

Subtotal	39,916	53,273	—	44,082	960

With an allowance recorded (2):
Residential	$8,702	$8,988	$1,384	$7,773	$162
Commercial and industrial	160	160	67	97	—
Land and construction	6,206	12,187	3,326	5,320	1
Multi-family	9,638	9,638	1,166	8,562	193
Retail/office	9,873	10,456	1,576	8,692	192
Other commercial real estate	551	597	224	433	11
Education (1)	143	143	143	186	—
Other consumer	927	937	395	665	21

Subtotal	36,200	43,106	8,281	31,728	580

Total
Residential	$13,418	$14,699	$1,384	$12,587	$256
Commercial and industrial	176	222	67	97	—
Land and construction	6,811	15,561	3,326	8,370	3
Multi-family	25,887	26,976	1,166	25,371	662
Retail/office	16,017	23,696	1,576	15,367	317
Other commercial real estate	11,986	12,960	224	12,116	224
Education (1)	143	143	143	186	—
Other consumer	1,678	2,122	395	1,716	78

	$76,116	$96,379	$8,281	$75,810	$1,540

(1)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $4.6 million and average carrying amounts totaling $6.3 million at June 30, 2015.
(2)	Includes ratio-based allowance for loan losses of $292,000 associated with loans totaling $650,000 at June 30, 2015 for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Year-to-Date Interest Income Recognized
	(In thousands)
December 31, 2014
With no specific allowance recorded:
Residential	$4,992	$6,406	$—	$5,455	$165
Commercial and industrial	—	268	—	843	26
Land and construction	9,421	19,334	—	12,192	208
Multi-family	17,614	19,863	—	17,979	780
Retail/office	7,840	15,581	—	8,040	354
Other commercial real estate	13,972	15,318	—	14,617	467
Education (1)	205	205	—	101	—
Other consumer	469	845	—	1,003	89

Subtotal	54,513	77,820	—	60,230	2,089

With an allowance recorded (2):
Residential	$9,505	$9,671	$1,400	$8,574	$403
Commercial and industrial	113	236	140	111	1
Land and construction	8,362	12,536	3,657	4,440	180
Multi-family	11,641	11,641	1,308	10,465	485
Retail/office	9,387	9,566	1,391	8,207	356
Other commercial real estate	923	936	119	854	17
Education (1)	—	—	—	—	—
Other consumer	841	841	426	617	48

Subtotal	40,772	45,427	8,441	33,268	1,490

Total
Residential	$14,497	$16,077	$1,400	$14,029	$568
Commercial and industrial	113	504	140	954	27
Land and construction	17,783	31,870	3,657	16,632	388
Multi-family	29,255	31,504	1,308	28,444	1,265
Retail/office	17,227	25,147	1,391	16,247	710
Other commercial real estate	14,895	16,254	119	15,471	484
Education (1)	205	205	—	101	—
Other consumer	1,310	1,686	426	1,620	137

	$95,285	$123,247	$8,441	$93,498	$3,579

(1)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.6 million and average carrying amounts totaling $7.7 million at December 31, 2014.
(2)	Includes ratio-based allowance for loan losses of $0.5 million associated with loans totaling $1.9 million at December 31, 2014 for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

		Interest Income Recognized			Interest Income Recognized
	Average Carrying Amount	Three Months Ended	Six Months Ended	Average Carrying Amount	Three Months Ended	Six Months Ended
		June 30, 2015			June 30, 2014
	(In Thousands)
Residential	$12,587	$126	$256	$13,483	$107	$231
Commercial and industrial	96	—	—	2,998	25	27
Land and construction	8,240	(18)	3	20,785	158	237
Multi-family	25,503	274	662	21,725	(40)	286
Retail/office	15,366	157	317	19,304	90	264
Other commercial real estate	12,116	111	224	16,691	(82)	160
Education	186	—	—	209	—	—
Other consumer	1,716	45	78	2,376	22	55

	$75,810	$695	$1,540	$97,571	$280	$1,260

The following is additional information regarding impaired loans:

	June 30, 2015	December 31, 2014
	(In thousands)
Carrying amount of impaired loans	$67,835	$86,844
Recorded investment	76,116	95,285
Troubled debt restructurings - accrual (1)	58,566	60,170
Loans and troubled debt restructurings on non-accrual status	17,550	35,115
Troubled debt restructurings - non-accrual (2)	8,591	16,483
Non-accrual loans - excluding troubled debt restructurings	8,959	18,632
Troubled debt restructurings valuation allowance	7,407	8,593
Loans past due ninety days or more and still accruing (3)	4,630	6,613

(1)	Includes TDR accruing loans of $54.9 million and $55.4 million at June 30, 2015 and December 31, 2014, respectively that are rated pass.
(2)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accural status line item above.
(3)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Although the Company is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Current	Total
	(In thousands)
June 30, 2015
Residential	$469	$378	$1,916	$525,254	$528,017
Commercial and industrial	423	19	150	22,256	22,848
Land and construction	—	—	96	137,478	137,574
Multi-family	—	—	—	293,012	293,012
Retail/office	694	—	1,159	144,991	146,844
Other commercial real estate	358	29	180	134,005	134,572
Education	3,501	1,409	4,773	89,147	98,830
Other consumer	451	113	630	218,920	220,114

	$5,896	$1,948	$8,904	$1,565,063	$1,581,811

December 31, 2014
Residential	$1,186	$802	$2,995	$536,228	$541,211
Commercial and industrial	205	—	196	16,113	16,514
Land and construction	267	29	1,111	105,029	106,436
Multi-family	—	—	3,518	262,217	265,735
Retail/office	—	—	2,172	152,923	155,095
Other commercial real estate	—	—	3,011	153,232	156,243
Education	3,505	2,140	6,818	95,921	108,384
Other consumer	632	126	517	232,212	233,487

	$5,795	$3,097	$20,338	$1,553,875	$1,583,105

Total delinquencies (loans past due 30 days or more) at June 30, 2015 and December 31, 2014, were $16.7 million and $29.2 million, respectively. The Company has experienced a reduction in delinquencies since December 31, 2014, primarily due to improving credit conditions and $2.5 million of loans transferring to OREO. The Company has $4.6 million of education loans past due 90 days or more at June 30, 2015, that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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

The risk category of commercial and industrial and commercial real estate loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass (1)	Special Mention	Substandard	Non-Accrual	Total Gross Loans
	(In thousands)
June 30, 2015
Commercial and industrial	$20,979	$523	$1,196	$150	$22,848
Commercial real estate:
Land and construction	129,188	—	1,981	6,405	137,574
Multi-family	290,474	874	905	759	293,012
Retail/office	141,327	—	2,493	3,024	146,844
Other	118,774	10,053	4,431	1,314	134,572

	$700,742	$11,450	$11,006	$11,652	$734,850

Percent of total	95.3%	1.6%	1.5%	1.6%	100.0%

December 31, 2014
Commercial and industrial	$14,990	$—	$1,491	$33	$16,514
Commercial real estate:
Land and construction	85,425	946	2,870	17,195	106,436
Multi-family	261,254	—	915	3,566	265,735
Retail/office	143,260	4,753	3,112	3,970	155,095
Other	145,995	174	6,452	3,622	156,243

	$650,924	$5,873	$14,840	$28,386	$700,023

Percent of total	93.0%	0.8%	2.1%	4.1%	100.0%

(1)	Includes TDR accruing loans.

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on non-accrual. The following table presents the residential and consumer gross loans based on accrual status:

	June 30, 2015			December 31, 2014
	Accrual (1)	Non-Accrual	Total Gross Loans	Accrual (1)	Non-Accrual	Total Gross Loans
	(In thousands)
Residential	$523,136	$4,881	$528,017	$535,338	$5,873	$541,211
Consumer
Education (2)	98,687	143	98,830	108,179	205	108,384
Other consumer	219,240	874	220,114	232,836	651	233,487

	$841,063	$5,898	$846,961	$876,353	$6,729	$883,082

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.
(2)	Non-accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months, or longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass risk category but still remaining as a TDR.

The following table presents information related to loans modified in a troubled debt restructuring by class:

	Three Months Ended June 30,
	2015			2014
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	3	$208	$215	5	$775	$546
Land and construction	—	—	—	2	372	357
Multi-family	—	—	—	1	315	273
Other consumer	5	348	362	10	287	280

	8	$556	$577	18	$1,749	$1,456

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans are inclusive of all partial paydowns and charge-offs since the modification date.

	Six Months Ended June 30,
	2015			2014
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	4	$271	$293	10	$1,294	$1,284
Commercial and industrial	1	12	12	1	48	48
Land and construction	—	—	—	2	372	357
Multi-family	—	—	—	3	1,283	1,198
Other commercial real estate	—	—	—	2	251	257
Other consumer	9	549	562	11	353	346

	14	$832	$867	29	$3,601	$3,490

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans are inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present gross loans modified in a troubled debt restructuring during the three months ended June 30, 2015 and 2014 by class and by type of modification:

	Three Months Ended June 30, 2015
Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction To Below Market Rate	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$—	$136	$79	$—	$215
Other consumer	—	180	—	182	362

	$—	$316	$79	$182	$577

	Three Months Ended June 30, 2014
Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction To Below Market Rate	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$176	$163	$—	$207	$546
Land and construction	—	—	—	357	357
Multi-family	—	—	—	273	273
Other consumer	—	188	—	92	280

	$176	$351	$—	$929	$1,456

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(4)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Six Months Ended June 30, 2015
Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction To Below Market Rate	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$—	$214	$79	$—	$293
Commercial and industrial	—	12	—	—	12
Other consumer	—	340	—	222	562

	$—	$566	$79	$222	$867

	Six Months Ended June 30, 2014
Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction To Below Market Rate	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$176	$448	$120	$540	$1,284
Commercial and industrial	—	—	—	48	48
Land and construction	—	—	—	357	357
Multi-family	—	—	925	273	1,198
Other commercial real estate	—	—	215	42	257
Other consumer	—	254	—	92	346

	$176	$702	$1,260	$1,352	$3,490

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.
(4)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

One commercial and industrial loan and one consumer loan with a gross balance of $12,200 and $37,000, respectively, modified in a troubled debt restructuring during the twelve months prior to June 30, 2015, subsequently defaulted during the six month period ending June 30, 2015. There were no loans modified in a troubled debt restructuring during the twelve months prior to June 30, 2014, that subsequently defaulted during the six month period ended June 30, 2014.

Pledged Loans

At June 30, 2015 and December 31, 2014, residential, multi-family, education and other consumer loans with unpaid principal of approximately $693.9 million and $726.6 million, respectively were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9-Other Borrowed Funds.

Note 6 – Other Real Estate Owned

A summary of the activity in other real estate owned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$30,632	$62,140	$35,491	$63,460
Additions	1,253	3,321	2,523	7,659
Capitalized improvements	—	—	118	28
OREO valuation adjustments, net (1)	(594)	(1,824)	(446)	(2,279)
Sales	(4,036)	(7,467)	(10,431)	(12,698)

Balance at end of period	$27,255	$56,170	$27,255	$56,170

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

As of June 30, 2015, the recorded investment of loans secured by 1-4 family residential real estate for which foreclosure proceedings are in process was $1.7 million.

The balances at end of period above are net of a valuation allowance of $15.8 million and $24.5 million at June 30, 2015 and 2014, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$17,775	$29,653	$20,583	$30,842
Valuation adjustments (1)	594	1,824	446	2,279
Sales	(2,589)	(6,962)	(5,249)	(8,606)

Balance at end of period	$15,780	$24,515	$15,780	$24,515

(1)	Includes adjustments to the OREO reserve for probable losses and property writedowns.

Net OREO expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Valuation adjustments	$594	$1,824	$446	$2,279
Foreclosure cost expense	86	187	195	331
Expenses from operations, net	57	256	332	842

OREO expense, net	$737	$2,267	$973	$3,452

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

Information regarding the Company’s MSRs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$20,323	$22,341	$20,685	$23,041
Additions	908	353	1,500	599
Amortization	(1,050)	(922)	(2,004)	(1,868)

Balance at end of period - before valuation allowance	20,181	21,772	20,181	21,772
Valuation allowance	(860)	(843)	(860)	(843)

Balance at end of period	$19,321	$20,929	$19,321	$20,929

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of June 30, 2015 and an assumed amortization rate of 21.7% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Six months ended June 30, 2015	$2,004

Estimate for the year ended December 31,
2015	$4,360
2016	3,415
2017	2,674
2018	2,094
2019	1,640
Thereafter	5,998

Total	$20,181

The unpaid principal balance of mortgage loans serviced for others is not included in the Consolidated Balance Sheets. The unpaid principal of mortgage loans serviced was approximately $2.37 billion and $2.47 billion at June 30, 2015 and December 31, 2014, respectively.

Note 8 – Deposits

Deposits are summarized as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$281,621	—%	$291,248	—%
Interest-bearing checking	288,683	0.05	305,004	0.06

Total checking accounts	570,304	0.03	596,252	0.03
Money market accounts	470,220	0.23	455,594	0.20
Regular savings	330,707	0.10	312,544	0.10
Advance payments by borrowers for taxes and insurance	37,744	0.07	2,568	0.07
Certificates of deposit	411,817	0.57	447,213	0.52

Total deposits	$1,820,792	0.22%	$1,814,171	0.21%

Annual maturities of certificates of deposit outstanding at June 30, 2015, are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:
2015	$137,850
2016	175,037
2017	56,808
2018	20,809
2019	13,625
2020	7,688

Total	$411,817

At June 30, 2015 and December 31, 2014, certificates of deposit with balances greater than or equal to $100,000 totaled $66.1 million and $69.2 million, respectively.

At June 30, 2015, the scheduled maturities of certificates of deposit of $100,000 or more are as follows:

June 30, 2015
(In thousands)
3 months or less	$13,528
Over 3 months through 6 months	8,518
Over 6 months through 12 months	15,041
Over 12 months	29,021

Total	$66,108

Certificates of deposit with balances greater than or equal to the FDIC insurance limit of $250,000 totaled $6.7 million and $7.9 million at June 30, 2015 and December 31, 2014, respectively.

The Bank has previously entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” The Bank had no active broker deposit arrangements or outstanding brokered deposits at June 30, 2015 or December 31, 2014.

Note 9 – Other Borrowed Funds

Other borrowed funds consist of the following:

		June 30, 2015		December 31, 2014
	Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances	Dec 19, 2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		2,554	0.10	3,569	0.10
Long term lease obligation		183	2.46	183	2.46

		$12,737	1.88%	$13,752	1.75%

FHLB Advances

The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $622.3 million and $652.3 million at June 30, 2015 and December 31, 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $65.9 million and $88.9 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

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

Long term lease obligation

The Company enters into agreements from time to time that give the right to use property in exchange for making a series of payments. The terms of the lease obligations typically exceed three years and provide an opportunity to purchase the leased item at the end of the lease term at a price below market rate. These types of leases are considered a capital lease because the Company has in essence accepted the risks and benefits of ownership. As a result a capital lease requires the asset to be subsequently depreciated and included as property and equipment on the balance sheet.

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

In connection with the effectiveness of Basel III Capital Rules, most banks are required to decide whether to elect to opt-out of the inclusion of Accumulated Other Comprehensive Income (“AOCI”) in their Common Equity Tier 1 Capital. This is a one-time election and generally irrevocable. If electing to opt-out, most AOCI items will not be included in the calculation of Common Equity Tier 1 Capital. In other words, most AOCI items will be treated, for regulatory capital purposes, in the same manner in which they were prior to Basel III Capital Rules. The Bank has elected to opt-out of the inclusion.

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

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of CET1, Tier 1 capital, Total capital and Tier 1 leverage. As of January 1, 2015, the requirements are:

•	4.5% based upon CET1

•	6.0% based upon Tier 1 capital

•	8.0% based on total regulatory capital

•	Leverage ratio of Tier 1 Capital assets equal to 4%

The following table summarizes the Company’s and Bank capital ratios:

	June 30, 2015		December 31, 2014
	Ratio	Minimum Required	Ratio	Minimum Required
	(Dollars in thousands)
Common Equity Tier 1 ratio (1)
Anchor Bancorp	19.18%	4.50%	N/A	N/A
AnchorBank, fsb	18.26%	4.50%	N/A	N/A

Tier 1 capital ratio (2)
Anchor Bancorp	19.18%	6.00%	N/A	N/A
AnchorBank, fsb	18.26%	6.00%	16.97%	4.00%

Total capital ratio (3)
Anchor Bancorp	20.50%	8.00%	N/A	N/A
AnchorBank, fsb	19.58%	8.00%	18.25%	8.00%

Tier 1 leverage ratio (4)
Anchor Bancorp	12.64%	4.00%	N/A	N/A
AnchorBank, fsb	12.03%	4.00%	10.43%	4.00%

(1)	CET1 capital divided by total risk-weighted assets
(2)	Tier 1 capital divided by total risk-weighted assets
(3)	Total capital divided by total risk-weighted assets
(4)	Tier 1 capital divided by adjusted total assets

Prior to January 1, 2015, the Company as a Savings & Loan Holding Company (“SLHC”) was not subject to calculating regulatory capital ratios, as required under the Basel III Capital Rules. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. See the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further discussion of Basel I and Basel III.

Note 11 – Employee Benefit Plans

Defined Contribution Plan

The Company maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 100% of their base compensation on a pre-tax basis up to annual internal revenue service limits. The company matches the first 2% contributed with a dollar-for-dollar match, the next 2% is matched at a rate of $0.50 for each dollar and the next 4% is matched at $0.25 for each dollar. The plan offers 14 investment choices in addition to 5 model portfolios. Employees are allowed to self-direct their investments on a daily basis. The Company may also contribute additional amounts at its discretion. The Company contributed $268,000 and $597,000 for the three and six month periods ending June 30, 2015, compared to contributions of $257,000 and $492,000 for the three and six months ended June 30, 2014, respectively.

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

The maximum number of shares of common stock (each, a “share”) that may be issued to participants pursuant to awards under the Omnibus Plan will be equal to 600,000. Such shares may be either authorized and unissued shares or shares reacquired at any time and now or hereafter held as treasury stock. At June 30, 2015, 345,886 shares were available to grant pursuant to the Omnibus Plan.

Restricted stock grants vest over various periods of time typically from one to three years and are included in outstanding shares at the time of grant. The fair value of restricted stock grants determined at the grant date is amortized to compensation and benefits expense over the vesting period. The restricted stock grant plan expense for the three and six months ending June 30, 2015, was $641,000 and $1.2 million, respectively. Dividends, if declared, will accrue for the benefit of the individuals who are granted restricted stock and will be paid out as the stock vests. Unvested shares will be voted by the employees in the same manner as the vested shares.

The restricted stock activity is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2013	—	$—
Granted	200,200	21.17
Vested	(12,500)	20.95
Forfeited	(8,400)	20.95

Nonvested balance as of December 31, 2014	179,300	$21.20

Granted	67,047	34.77
Vested	(58,983)	21.21
Forfeited	(4,733)	27.84

Nonvested balance as of June 30, 2015	182,631	$26.01

During the six month period ending June 30, 2015, 8,010 shares of the Company’s common stock was retired under this plan to satisfy the withholding taxes due upon the vesting of certain previously awarded shares. As of June 30, 2015 and December 31, 2014, respectively, there was approximately $4.0 million and $3.1 million of unrecognized compensation expense related to nonvested restricted stock awards granted under the Plan. The remaining weighted average term of nonvested awards is 1.4 years as of June 30, 2015.

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

The following table reflects the gross and net amounts of such assets and liabilities as of June 30, 2015 and December 31, 2014.

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
		(In thousands)
As of June 30, 2015
Assets
Interest rate swap contracts	$79	$—	$79
Interest rate commitments	120	—	120
Forward sale contracts	520	—	520
Liabilities
Interest rate swap contracts	79	—	79
Interest rate commitments	121	—	121
Repurchase agreements	2,554	—	2,554

As of December 31, 2014
Assets
Interest rate commitments	$154	$—	$154
Forward sale contracts	2	—	2
Liabilities
Interest rate commitments	14	—	14
Forward sale contracts	174	—	174
Repurchase agreements	3,569	—	3,569

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

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Commitments to extend credit	$75,830	$39,251
Unused lines of credit:
Home equity	112,124	111,365
Credit cards	—	23,249
Commercial	132,896	144,333
Letters of credit	4,574	8,564
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	7,641	7,644

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

The Bank previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at June 30, 2015, related to approximately $144.6 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.

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

The balances of these reserves for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$2,678	$4,844	$2,557	$4,664
Provision for unfunded commitments	170	600	291	780

Ending reserve for unfunded commitment losses	$2,848	$5,444	$2,848	$5,444

Reserve for repurchased loans beginning balance	$1,148	$2,600	$1,338	$2,600
Charge off	(11)	—	(164)	—
Recovery	1	—	64	—
Provision for repurchased loans	(273)	(249)	(373)	(249)

Ending reserve for repurchased loans	$865	$2,351	$865	$2,351

The amount of the allowance for unfunded loan commitments is determined using the respective trailing four quarter gross reserve rate that applies to the associated funded loan category multiplied by the unfunded commitment amount at an estimated utilization rate. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At June 30, 2015, a liability of $2.8 million was required as compared to a liability of $5.4 million at June 30, 2014.

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

If it is determined at a later date that a loan did not meet these requirements or was a fraudulent transaction, the investor may require the Bank to either repurchase the loan or make the investor whole in the event of a loss. The unpaid principal balance of loans repurchased from investors totaled zero and $689,000 for the three and six months ended June 30, 2015, respectively, and $469,000 and $648,000 for the three and six months ended June 30, 2014, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related amounts for requests by the investor to be made whole was zero and $125,000 for the three and six months ended June 30, 2015, respectively, and $1,000 and $163,000 for the three and six months ended June 30, 2014, respectively. All losses incurred are recorded against the reserve for repurchased loans on the Consolidated Balance Sheets.

The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve declined $283,000 and $473,000 during the three and six months ended June 30, 2015, compared to $249,000 during both the three and six months ended June 30, 2014. Investor loss reimbursement expense recorded a reserve release of $273,000 and $373,000 for the three and six months ended June 30, 2015. Total expense incurred for investor loss reimbursements, including any provision recorded or reserve released, was ($273,000) and ($373,000) for the three and six months ended June 30, 2014, respectively and ($248,000) and ($86,000) for the three and six months ended June 30, 2014, respectively. Losses, as previously stated, may result from the repurchase of loans or indemnification of losses incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at June 30, 2015, required a liability of $865,000.

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

Forward sale contracts are entered into when interest rate lock commitments are granted to customers in an effort to economically hedge the effect of future changes in interest rates on the commitments to fund mortgage loans intended to be sold (the “pipeline”), as well as on the portfolio of funded mortgages not yet sold (the “warehouse”). For accounting purposes, these derivatives are not designated as being in a hedging relationship. The contracts are carried at fair value on the Consolidated Balance Sheets with changes in fair value recorded in the Consolidated Statements of Income.

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

Derivative financial instruments are summarized as follows:

		June 30, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$20,834	$120	$14,633	$154
Forward contracts to sell mortgage loans (2)	Other assets	46,000	520	4,000	2
Interest rate swap contracts	Other assets	15,649	79	—	—
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	18,257	121	2,108	14
Forward contracts to sell mortgage loans (2)	Other assets	—	—	16,000	174
Interest rate swap contracts	Other liabilities	15,649	79	—	—

(1)	Interest rate lock commitments include $26.8 million and $7.9 million of commitments not yet approved in the credit underwriting process at June 30, 2015 and December 31, 2014, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.
(2)	The Company has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Net gains (losses) included in the Consolidated Statements of Income related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest rate lock commitments	$(562)	$36	$(141)	$156
Unused commitments	—	15	—	(11)
Forward contracts to sell mortgage loans	1,035	(304)	577	(330)

Total	$473	$(253)	$436	$(185)

Note 15 - Fair Value of Financial Instruments

ASC 820 establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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
	(In thousands)
June 30, 2015
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,213	$—	$3,213
Government sponsored agency mortgage-backed securities	—	203,127	—	203,127
GNMA mortgage-backed securities	—	138,893	—	138,893
Other securities	4	24	—	28
Loans held for sale	—	13,513	—	13,513
Other assets:
Interest rate lock commitments	—	120	—	120
Forward contracts to sell mortgage loans	—	520	—	520
Interest rate swap contracts	—	79	—	79

Total	$4	$359,489	$—	$359,493

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$121	$—	$121
Interest rate swap contracts	—	79	—	79

Total	$—	$200	$—	$200

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,261	$—	$3,261
Government sponsored agency mortgage-backed securities	—	120,621	—	120,621
GNMA mortgage-backed securities	—	170,687	—	170,687
Other securities	3	27	—	30
Loans held for sale	—	6,594	—	6,594
Other assets:
Interest rate lock commitments	—	154	—	154
Forward contracts to sell mortgage loans	—	2	—	2

Total	$3	$301,346	$—	$301,349

Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$14	$—	$14
Forward contracts to sell mortgage loans	—	174	—	174

Total	$—	$188	$—	$188

An independent service is used to price available for sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities, and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

	June 30, 2015		Weighted Average	December 31, 2014		Weighted Average
	From	To		From	To
Coupon rate	2.0%	4.6%	2.5%	2.0%	4.6%	2.5%
Duration (in years)	0.2	6.9	3.5	0.5	5.4	3.5
PSA prepayment speed (in months)	142	390	269	142	399	259

The Bank has one remaining non-agency CMO which is not validated by an independent pricing service.

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

The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2015 and December 31, 2014.

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

There were no transfers out of Level 3 to Level 2 for the three and six months ended June 30, 2015 and 2014, respectively. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.

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

The following table presents such assets carried on the Consolidated Balance Sheet by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2015
Impaired loans, with an allowance recorded, net	$—	$—	$14,454	$14,454
Mortgage servicing rights	—	—	6,208	6,208
Other real estate owned	—	—	27,255	27,255

Total assets at fair value	$—	$—	$47,917	$47,917

December 31, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$32,331	$32,331
Mortgage servicing rights	—	—	18,918	18,918
Other real estate owned	—	—	35,491	35,491

Total assets at fair value	$—	$—	$86,740	$86,740

The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

June 30, 2015
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values	External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 8.07%; weighted average discount rate 11.41%.

Other real estate owned	Appraised Values	External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.

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

Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 11.0% to 24.5% as well as portfolio weighted average prepayment speeds of 6.6% to 37.1% annual Conditional Prepayment Rate (“CPR”). Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets (OREO) are held for sale and are initially recorded at fair value less estimated selling expenses at the date of foreclosure. OREO is re-measured at the lower of cost or fair value after initial recognition and reported using a valuation allowance on OREO. Fair value is generally based on third party appraisals subject to discounting and is therefore considered a Level 3 measurement.

Fair Value Summary

ASC 825 requires disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, whether or not recognized in the Consolidated Balance Sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Results from these techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table below do not necessarily represent the underlying value of the Company.

The following methods and assumptions were used in estimating the fair value of financial instruments that were not previously disclosed:

Cash and cash equivalents and accrued interest: The carrying amounts reported in the balance sheets approximate the fair values for those assets and liabilities. In accordance with ASC 820, cash and cash equivalents and accrued interest have been categorized as a Level 2 fair value measurement.

Investment securities held to maturity: The fair value of investment securities are determined by an independent pricing service. In accordance with ASC 820, investment securities held to maturity have been categorized as a Level 2 fair value measurement.

Loans held for investment, net: The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, and consumer and other loans held for investment are estimated using observable inputs including estimated cash flows and discount rates based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. In accordance with ASC 820, loans held for investment that are not included with impaired loans in the preceding section titled Fair Value on a Nonrecurring Basis have been categorized as a Level 2 fair value measurement.

Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed with the FHLB at par value. In accordance with ASC 820, Federal Home Loan Bank stock has been categorized as a Level 2 fair value measurement.

Deposits: The fair value of checking, savings and money market accounts are reported at book value, which is the amount payable on demand. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. In accordance with ASC 820, deposits have been categorized as a Level 2 fair value measurement.

Other borrowed funds: The fair value of FHLB advances and repurchase agreements are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the long-term lease obligation is reported at book value, which represents the present value of the cash flows at the time of inception and is indicative of the fair value in the current stable rate environment. In accordance with ASC 820, other borrowed funds have been categorized as a Level 2 fair value measurement.

The carrying amount and fair value of the Company’s financial instruments consist of the following:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$110,734	$110,734	$147,273	$147,273
Investment securities available for sale	345,261	345,261	294,599	294,599
Investment securities held to maturity	5,491	5,524	—	—
Loans held for sale	13,513	13,513	6,594	6,594
Loans held for investment, net	1,521,534	1,482,572	1,524,439	1,496,791
Mortgage servicing rights	19,321	19,896	19,404	19,590
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,555	7,555	7,627	7,627
Interest rate lock commitments	120	120	154	154
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	520	520	2	2
Interest rate swap contracts	79	79	—	—
Financial liabilities:
Non-maturity deposits	1,408,975	1,408,975	1,366,958	1,366,958
Deposits with stated maturities	411,817	410,363	447,213	445,938
Other borrowed funds	12,737	13,164	13,752	14,077
Accrued interest payable	357	357	316	316
Interest rate lock commitments	121	121	14	14
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	—	—	174	174
Interest rate swap contracts	79	79	—	—

(1)	The Company has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 16 – Income Taxes

As of June 30, 2015, the net deferred tax asset was $109.0 million and as of December 31, 2014, the net deferred tax asset, prior to any valuation allowance, was $113.1 million. Management recorded a full valuation allowance against the deferred tax asset in September 2009 based largely on negative evidence represented by the losses in prior years caused by significant provisions associated with its loan portfolio coupled with excessive debt costs associated with the credit facility. As of December 31, 2014, the Company determined that a full valuation allowance was still necessary. The realization of the deferred tax asset is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon management’s evaluation and judgement of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net deferred tax asset is required.

Based on the Company’s periodic assessment of all of the positive and negative evidence regarding the deferred tax asset position in the second quarter of 2015, it has determined that it is more likely than not that the Company will be able to realize all of the federal deferred tax asset, including all net operating loss carryforwards. The Company has also determined that it is more likely than not that it will be able to realize substantially all of the state deferred tax asset, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states we no longer do business in. Consequently, as of June 30, 2015, the Company has substantially reversed this valuation allowance on the deferred tax asset.

The positive evidence considered by management in arriving at the conclusion to reverse substantially all of the valuation allowance included: (1) eight consecutive quarters of pre-tax earnings; (2) a three-year cumulative pre-tax book income position; (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods; (4) the successful execution of operational efficiency initiatives in the second quarter of 2015; (5) adequacy of capital to fund balance sheet and future asset growth; and (6) forecasted positive core earnings trends which allow for the utilization of substantially all net operating losses before the statutory expiration periods. The negative evidence considered by management included: (1) operating losses and the lack of taxes paid in prior years; (2) the charges in the quarter ended June 30, 2015, and the expected charges in the quarter ended September 30, 2015, pertaining to the operational efficiency initiatives; and (3) classified asset levels relative to peers. All these factors were given the appropriate weighting based on the extent to which the positive and negative evidence can be objectively verified. Based on management’s analysis, it was concluded that the positive evidence was sufficient to overcome the weight of negative evidence.

The Company’s ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

At June 30, 2015 and December 31, 2014, the Company and its affiliated entities had a federal net operating loss and tax credit carryover of $193.8 million and $200.6 million, respectively, and at June 30, 2015 and December 31, 2014, certain subsidiaries had state net operating loss carryovers of $310.2 million and $320.1 million, respectively. These carryovers expire in varying amounts in 2015 through 2034.

The significant components of deferred tax assets (liabilities) are as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$18,870	$18,871
OREO valuation allowance and other loss reserves	8,076	10,307
Federal NOL carryforwards	69,253	72,630
State NOL carryforwards	16,151	16,657
Unrealized securities gains (losses), net	848	963
Other	4,832	2,964

Total deferred tax assets	118,030	122,392
Valuation allowance	(5,900)	(113,099)

Adjusted deferred tax assets	112,130	9,293
Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(7,751)	(7,785)
Other	(474)	(675)

Total deferred tax liabilities	(9,058)	(9,293)

Net deferred tax assets	$103,072	$—

The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2011-2014 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2010-2014 remain open to examination by certain other state jurisdictions.

Note 17 – Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2015 and 2014 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Unvested shares of restricted stock are not considered outstanding for purposes of basic earnings per share. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities, if any, are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share - net income	$107,521	$2,607	$113,666	$4,537
Denominator:
Denominator for basic earnings per share - weighted average shares	9,418	9,050	9,393	9,050
Effect of dilutive securities:
Restricted stock	41	—	43	—

Denominator for diluted earnings per share - weighted average shares	9,459	9,050	9,436	9,050

Basic income per common share	$11.42	$0.29	$12.10	$0.50
Diluted income per common share	$11.37	$0.29	$12.05	$0.50

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

Fair Value Measurements

In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under Generally Accepted Accounting Principles (“GAAP”) that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of OREO, the net carrying value of mortgage servicing rights and deferred tax assets. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, loans held for sale, interest rate lock commitments, forward contracts to sell mortgage loans and interest rate swaps. Assets and liabilities measured at fair value on a non-recurring basis may include certain impaired mortgage servicing rights, loans and other real estate owned (“OREO”). Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions or estimates in any of these areas could materially impact future financial condition and results of operations. For a more detailed discussion, see Note 15 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Investment Securities Available for Sale

Declines in the fair value of investment securities available for sale below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its ownership in a security for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is deemed temporary and included in accumulated other comprehensive income, net of tax.

Allowance for Loan Losses

The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses, at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the allowance for loan losses is determined based on periodic evaluations of the loan portfolios and other relevant factors. The allowance for loan losses is comprised of general and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general and specific allowance in an effort to update and refine the estimate. See Note 5 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

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

Deferred Tax Assets

The Company’s provision for federal income taxes results in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable income or deductible expenses in future periods. The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

As a result of this evaluation, the Company has substantially reversed its valuation allowance against the deferred tax asset during the quarter ended June 30, 2015. For additional information regarding our deferred taxes, see Note 16 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

FORWARD-LOOKING STATEMENTS

In the normal course of business, Anchor BanCorp Wisconsin Inc. (“the Company”, “Corporation”, “we”, “our”), and its wholly-owned subsidiaries, AnchorBank, fsb (the “Bank”) and Investment Directions, Inc. (“IDI”), in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to business plans or strategies, projected or anticipated benefits from strategic transactions made by or to be made by us, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “project,” “continue,” “ongoing,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions, some of which are beyond our control, and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in Item 1A, “Risk Factors,” as well as elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2014. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our ability to successfully transform our business and implement our new business strategy;

•	our ability to fully utilize our deferred tax assets;

•	on-going impact of our Recapitalization which occurred in 2013;

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and allowance for loan losses;

•	impact of potential impairment in a challenging economy;

•	the Bank’s ability to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	security breaches of our information systems;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	soundness of other financial institutions with which the Bank and the Company engage in transactions;

•	the performance of third party investment products we offer;

•	environmental liability for properties to which we take title;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•	the impact of dilution of existing stockholders as a result of possible future capital raising transactions;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	other risk factors included under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of the Company and its wholly-owned subsidiaries, the Bank and IDI, which includes information regarding significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form 10-Q.

EXECUTIVE OVERVIEW

Financial Results for the period ended June 30, 2015

•	Basic and diluted earnings per common share were $11.42 and $11.37, respectively, for the three months ended June 30, 2015, compared to basic and diluted earnings per common share of $0.29 for the quarter ended June 30, 2014;

•	Net income of $107.5 million for the quarter ended June 30, 2015, compared to $2.6 million for the quarter ended June 30, 2014;

•	Net income for the quarter ended June 30, 2015, reflects an income tax benefit, net of the current quarter tax provision, of $103.0 million primarily resulting from the reversal of substantially all of the Company’s valuation allowance against its deferred tax asset;

•	Total non-performing loans decreased $17.5 million, or 50.0%, to $17.6 million at June 30, 2015, from $35.1 million at December 31, 2014;

•	Total non-performing assets (total non-performing loans and other real estate owned) decreased $25.8 million, or 36.5%, to $44.8 million, or 2.03% of total assets, at June 30, 2015, from $70.6 million, or 3.39% of total assets, at December 31, 2014, as the Bank continues to reduce problem asset levels;

•	The Company recorded a $646,000 negative provision for loan losses for the quarter ended June 30, 2015, compared to no provision for loan loss in the quarter ended June 30, 2014 due to net recoveries and improvements in the credit quality of the loan portfolio;

•	Book value per common share was $35.68 at June 30, 2015, compared to $23.85 at December 31, 2014; and

•	The Bank’s Tier 1 leverage capital ratio was 12.03% at June 30, 2015, considered “well capitalized” under the regulatory capital framework.

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

Commercial Branch

On February 2, 2015, as part of growing our commercial banking efforts in the Fox Valley market, the Bank opened a commercial lending facility, located at 4351 W. College Avenue in Appleton, Wisconsin. The facility has five commercial lending staff members to service the Fox Valley area commercial lending needs. The facility will also have two universal bankers who will be able to process routine teller transactions as well as open new deposit accounts, effective August 3, 2015.

Sale of Branches

The Bank sold its Viroqua branch on May 15, 2015. The sale consisted of selected loans and deposits. In addition, the sale included the building, furniture and equipment. As part of the sale, a lease on the land was terminated. Total deposits sold were $11.2 million and generated a gain of $448,000 on the sale.

The Bank, on April 9, 2015, entered into a definitive agreement for the sale of its Winneconne branch to another financial institution located in Wisconsin. Under the agreement, the purchasing bank will assume approximately $13.4 million in deposits along with loans and other assets. The transaction is subject to regulatory approval and customary closing conditions and is targeted to close by the end of September 2015.

Purchase of New Building

The Bank, on January 28, 2015, completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility, which houses the Bank’s support departments, became operational during the second quarter of 2015. Management believes this move improves workgroup efficiencies.

Operational Efficiency Measures

The Bank has taken several actions during the second quarter of 2015 to address and improve overall operational efficiency. Management anticipates that these actions will result in an annual net cost savings related to reduced compensation, occupancy and other operating costs of approximately $5.4 million and will be completed by the third quarter of 2015. These actions included:

•

Offering a Voluntary Separation Plan (“VSP”) package to eligible employees. The VSP was designed to provide eligible employees with a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program was offered to a group of 140 of the Bank’s 705 employees with 78 employees accepting the VSP with agreed-upon exit dates through September 30, 2015. Management anticipates that approximately 30 individuals will be hired to meet the future business needs of the Bank to replace employees who accepted the VSP.

•	Consolidating six retail bank branches in the third quarter of 2015. The six locations are in the Wisconsin communities of Appleton, Menasha, Oshkosh, Janesville, Franklin, and Madison. Customers have been notified of the transition and will continue to have convenient and uninterrupted access to their deposit, lending and investment accounts at surrounding Bank locations in each of these markets, as well as access to online banking, ATMs and the Bank’s Customer Call Service Center. A total of 23 full and part-time positions not eligible for the VSP will be eliminated through the six-branch consolidation.

•	Creating a new Universal Banker staffing model in the Bank’s branch delivery system to address consumer shift towards digital products and services which resulted in lower transaction volumes. The Universal Banker will perform most branch transactions for customers resulting in improved customer service. The Universal Bank staffing model will have a core of employees who can process teller transactions, open new accounts and provide customer service. This core group of employees will be further supported with one or more customer service associates. The first phase of this service was launched during the second quarter and a broader rollout will occur during the remainder of 2015.

As a result of these operational efficiency measures, the Bank expects to incur one-time costs of $3.7 million, composed primarily of employment severance and asset disposition costs. During the quarter ended June 30, 2015, $2.3 million of these one-time costs were recognized as expense with an estimated $1.4 million expected to be recorded in the quarter ending September 30, 2015. A gain was recorded in the quarter ended June 30, 2015, for the sale of the Appleton Fox River Drive branch building, one of the six retail bank branch consolidations, of $1.4 million.

Deferred Tax Asset Valuation

During September 2009, the Company established a full deferred tax asset valuation allowance. During the second quarter of 2015, as a result of management’s periodic assessment of the deferred tax asset position, the Company has substantially reversed this deferred tax asset valuation allowance. The Company has determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states we no longer do business in. This action resulted in the recognition of a $103.0 million income tax benefit, net of current quarter tax provision, during the second quarter of 2015. For a more detailed discussion, see Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Selected quarterly data is set forth in the following table.

	Three Months Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$17,424	$17,056	$17,501	$17,558	$17,862
Provision for loan losses	(646)	(1,354)	(3,281)	(1,304)	—
Non-interest income	9,738	8,740	8,962	8,015	7,610
Non-interest expense	23,263	20,973	24,621	21,915	22,855
Income before income tax expense	4,545	6,177	5,123	4,962	2,617
Income tax expense (benefit)	(102,976)	32	—	—	10
Net income	107,521	6,145	5,123	4,962	2,607

Selected Financial Ratios (1):
Yield on interest-earning assets	3.65%	3.63%	3.64%	3.68%	3.77%
Cost of funds	0.24	0.23	0.22	0.22	0.23
Interest rate spread	3.41	3.40	3.42	3.46	3.54
Net interest margin	3.43	3.42	3.43	3.47	3.55
Return on average assets	20.40	1.19	0.96	0.94	0.49
Average equity to average assets	11.40	11.16	10.46	9.99	9.88
Non-interest expense to average assets	4.41	4.05	4.63	4.13	4.32

Per Share:
Basic earnings per common share	$11.42	$0.66	$0.56	$0.55	$0.29
Diluted earnings per common share	11.37	0.65	0.55	0.55	0.29
Dividends per common share	—	—	—	—	—
Book value per common share	35.68	24.66	23.85	23.22	23.37

Financial Condition:
Total assets	$2,205,595	$2,094,161	$2,082,379	$2,106,520	$2,121,249
Loans receivable
Held for sale	13,513	8,317	6,594	4,937	5,261
Held for investment, net	1,521,534	1,510,202	1,524,439	1,509,246	1,506,963
Deposits	1,820,792	1,818,999	1,814,171	1,858,807	1,873,240
Other borrowed funds	12,737	12,872	13,752	13,060	13,781
Stockholders’ equity	342,620	236,857	227,663	214,709	211,507
Allowance for loan losses	47,037	47,037	47,037	47,037	49,175
Non-performing assets(2)	44,805	55,686	70,606	85,077	98,337

(1)	Annualized when appropriate.
(2)	Non-performing assets consists of non-performing loans and OREO.

RESULTS OF OPERATIONS

Overview – Three months Ended June 30, 2015

Net income from operations for the three months ended June 30, 2015, increased $104.9 million to $107.5 million from $2.6 million in the quarter ended June 30, 2014. The increase in net income was primarily the result of an income tax benefit, net of current quarter tax provision, of $103.0 million from the reversal of substantially all of the Company’s valuation allowance against its deferred tax asset. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Net interest income decreased $438,000 and a negative provision for loan loss of $646,000 was recorded due to net recoveries and improvements in the credit quality of the loan portfolio in the second quarter of 2015. Non-interest income increased $2.1 million and non-interest expense increased $408,000 as a result of $2.3 million in one-time costs related to the operational efficiency measures announced on April 9, 2015, and recorded in the second quarter of 2015. The discussion that follows in this section provides details regarding these results for the three month period ended June 30, 2015.

Net Interest Income

The following table shows the Company’s average balances, interest, average rates, the spread between the average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2015 and 2014, respectively. The average balances are derived from daily balances.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,209,743	$12,523	4.14%	$1,185,347	$12,922	4.36%
Consumer loans	321,784	3,700	4.60	351,332	4,185	4.76
Commercial business loans	37,406	677	7.24	21,454	214	3.99

Total loans held for investment (2) (3)	1,568,933	16,900	4.31	1,558,133	17,321	4.45
Investment securities - AFS (4)	339,184	1,544	1.82	290,578	1,520	2.09
Investment securities - HTM	943	11	4.67	—	—	N/A
Interest-earning deposits	110,935	71	0.26	153,033	94	0.25
Federal Home Loan Bank stock	11,940	15	0.50	11,940	21	0.70

Total interest-earning assets	2,031,935	18,541	3.65	2,013,684	18,956	3.77
Non-interest-earning assets	76,367			102,264

Total assets	$2,108,302			$2,115,948

Interest-Bearing Liabilities
Demand deposits	$1,049,098	397	0.15	$1,020,155	296	0.12
Regular savings	358,597	87	0.10	346,070	94	0.11
Certificates of deposit	421,697	574	0.54	503,916	643	0.51

Total deposits	1,829,392	1,058	0.23	1,870,141	1,033	0.22
Other borrowed funds	14,382	59	1.64	15,434	61	1.58

Total interest-bearing liabilities	1,843,774	1,117	0.24	1,885,575	1,094	0.23

Non-interest-bearing liabilities	24,114			21,290

Total liabilities	1,867,888			1,906,865
Stockholders’ equity	240,414			209,083

Total liabilities and stockholders’ equity	$2,108,302			$2,115,948

Net interest income/interest rate spread (5)		$17,424	3.41%		$17,862	3.54%

Net interest-earning assets	$188,161			$128,109

Net interest margin (6)			3.43%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.21%			106.79%

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available for sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $438,000, or 2.5%, to $17.4 million for the three months June 30, 2015, from $17.9 million for the comparable prior year period. Interest income decreased $415,000, or 2.2%, for the three months ended June 30, 2015, compared to $19.0 million for the three months ended June 30, 2014, due to a twelve basis point decrease in average yields to 3.65% from the comparable quarter in 2014 of 3.77%. These decreases were offset by the recognition of one-time deferred fees and non-accrual interest related to two commercial loan payoffs totaling $232,000.

The average balance of loans held for investment, net increased $10.8 million to $1.57 billion from June 30, 2014, interest-earning deposits decreased $42.1 million to $110.9 million and the average balance of investment securities available for sale increased $48.6 million to $339.2 million for the three months ended June 30, 2015. These fluctuations were primarily due to loan originations exceeding repayments during the period and the resulting excess liquidity being invested into securities. The decline in the average asset yield was the result of the interest rate environment over the last several years. Non-interest-earning assets decreased $25.8 million.

Interest expense remained stable for the three months ended June 30, 2015 from the same period in 2014. The average cost of interest-bearing liabilities increased 1 basis point to 0.24% for the three months ended June 30, 2015, from 0.23% for the same period in 2014, while the average balance of interest-bearing liabilities decreased $41.8 million to $1.84 billion for the three months ended June 30, 2015, from $1.89 billion for the three months ended June 30, 2014.

The average balance of deposits decreased $40.7 million to $1.83 billion for the three months ended June 30, 2015, from $1.87 billion in the prior year period. The decrease was primarily due to a decrease of $82.2 million, to $421.7 million in average certificates of deposit for the three months ended June 30, 2015, from $503.9 million in the comparable prior year period. The decline in average certificates was offset by a net increase in average checking and money market accounts of $28.9 million and saving accounts of $12.5 million which was the result of customers converting their matured certificates of deposit into more liquid deposit products due to the low interest rate environment. Branch sales resulted in deposit decreases of $16.6 million, on December 31, 2014, and $11.2 million, on May 15, 2015, related to the Richland Center and Viroqua branch sales, respectively, contributing to the decline in the average deposits at June 30, 2015. The average cost of deposits increased 1 basis point to 0.23% for the three month period ended June 30, 2015 from the same period in 2014.

The interest rate spread decreased thirteen basis points to 3.41% for the three months ended June 30, 2015, compared to 3.54% for the prior year period. Net interest margin was 3.43% for the three months ended June 30, 2015, a decrease of twelve basis points from 3.55% for the three months ended June 30, 2014. The decrease in net interest margin was due to a $438,000 decrease in net interest income coupled with a $18.3 million increase in total average interest-earning assets between the three month periods ending June 30, 2015 and 2014.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.21% for the three months ended June 30, 2015, from 106.79% at June 30, 2014. This increase was primarily due to the $41.8 million decrease in average interest-bearing liabilities during the three months ended June 30, 2015 from the same period in 2014.

Provision for Loan Losses

The negative provision for loan loss of $646,000 for the three months ended June 30, 2015, due to net recoveries and improvements in the credit quality of the loan portfolio, was a decrease from no provision for the comparable prior year period. Non-performing loans decreased $17.5 million, or 50.0%, to $17.6 million at June 30, 2015, from $35.1 million at December 31, 2014 and delinquent loans 30 to 89 days past due decreased $1.1 million, or 11.8% to $7.8 million, from December 31, 2014.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses may decline should credit metrics, such as net charge-offs and the amount of non-performing loans, continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$2,596	$2,523	$73	2.9%
Investment and insurance commissions	1,060	1,131	(71)	(6.3)
Loan fees	179	222	(43)	(19.4)
Loan servicing income, net of amortization	467	740	(273)	(36.9)
Loan processing fee income	360	189	171	90.5
Net impairment losses recognized in earnings	—	(13)	13	(100.0)
Net gain on sale of loans	1,912	698	1,214	173.9
Net gain on sale of OREO	743	1,040	(297)	(28.6)
Net gain (loss) on disposal of premises and equipment	1,332	(7)	1,339	N/M
Net gain on sale of branch	448	—	448	N/M
Other income	641	1,087	(446)	(41.0)

Total non-interest income	$9,738	$7,610	$2,128	28.0%

N/M = Not Meaningful

Non-interest income increased $2.1 million, or 28.0%, to $9.7 million for the three months ended June 30, 2015, from $7.6 million for the prior year period. Net gain on disposal of premises and equipment increased $1.3 million for the three months ended June 30, 2015. A gain was recorded in the quarter ended June 30, 2015, for the sale of the Appleton Fox Drive branch building of $1.4 million as part of the Bank’s strategy to consolidate six retail bank branches to create efficiencies in the branch network. Net gain on sale of loans increased $1.2 million to $1.9 million for the three months ended June 30, 2015, from $698,000 for the prior year period primarily due to higher loan volume in 2015 as a result of lower rates. Net gain on sale of branches of $448,000 in the three months ended June 30, 2015, was recognized on the sale of the Viroqua branch on May 15, 2015. Other income decreased $446,000 due primarily to IDI real estate partnership income of $345,000 in the three months ended June 30, 2014 compared to no IDI real estate partnership income in the three months ended June 30, 2015.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$13,371	$10,739	$2,632	24.5%
Occupancy	1,970	1,614	356	22.1
Furniture and equipment	760	791	(31)	(3.9)
Federal deposit insurance premiums	688	700	(12)	(1.7)
Data processing	1,546	1,315	231	17.6
Communications	405	463	(58)	(12.5)
Marketing	648	879	(231)	(26.3)
OREO expense, net	737	2,267	(1,530)	(67.5)
Investor loss reimbursement	(273)	(248)	(25)	(10.1)
Mortgage servicing rights impairment (recovery)	(391)	84	(475)	N/M
Provision for unfunded commitments	170	600	(430)	(71.7)
Loan processing and servicing expense	655	709	(54)	(7.6)
Retail operations expense	643	676	(33)	(4.9)
Legal services	402	602	(200)	(33.2)
Other professional fees	606	351	255	72.6
Insurance	232	206	26	12.6
Other expense	1,094	1,107	(13)	(1.2)

Total non-interest expense	$23,263	$22,855	$408	1.8%

N/M = Not Meaningful

Non-interest expense increased $408,000, or 1.8%, to $23.3 million for the three months ended June 30, 2015, from $22.9 million for the prior year period. Compensation and benefits increased $2.6 million to $13.4 million due to one-time retention and severance expense of $2.0 million related to the operational efficiency initiatives and an increase in restricted stock grant expense of $641,000 compared to no restricted stock grant expense in the prior year period. The increase was offset with OREO expense decreasing $1.5 million due to a decline in OREO inventory compared to the prior year period. Within OREO expense, the provision for OREO losses declined $1.2 million and OREO operating management fees declined $601,000 compared to the three months ended June 30, 2014. Offsetting these reductions was a decrease in OREO income of $298,000 due to the reduced number of income producing OREO properties.

Income Taxes

Income tax benefit, net of current quarter tax provision, of $103.0 million was recorded for the three month period ended June 30, 2015, compared to income tax expense of $10,000 in the prior year period. During the second quarter of 2015, as a result of management’s periodic assessment of the deferred tax asset position, the Company has substantially reversed its valuation allowance. The Company has also determined that it is more likely than not that it will be able to realize substantially all of the state deferred tax asset, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states we no longer do business in. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Overview – Six months Ended June 30, 2015

Net income from operations for the six months ended June 30, 2015, increased $109.2 million to $113.7 million from $4.5 million in the prior year period. The increase in net income was primarily the result of an income tax benefit, net of year-to-date tax provision, of $102.9 million from the reversal of substantially all of the Company’s valuation allowance against its deferred tax asset. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Net interest income decreased $1.7 million and a negative provision for loan loss of $2.0 million was recorded due to net recoveries and improvements in the credit quality of the loan portfolio for the six months ended June 30, 2015. Non-interest income increased $4.9 million and non-interest expense decreased $936,000. The discussion that follows in this section provides details regarding these results for the six month period ended June 30, 2015.

Net Interest Income

The following table shows the Company’s average balances, interest, average rates, the spread between the average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2015 and 2014, respectively. The average balances are derived from daily balances.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,202,683	$24,902	4.14%	$1,199,339	$26,116	4.36%
Consumer loans	327,361	7,511	4.59	356,456	8,502	4.77
Commercial business loans	37,226	1,104	5.93	21,624	579	5.36

Total loans held for investment (2) (3)	1,567,270	33,517	4.28	1,577,419	35,197	4.46
Investment securities - AFS (4)	316,770	2,920	1.84	286,865	3,027	2.11
Investment securities - HTM	474	11	9.28	—	—	N/A
Interest-earning deposits	116,290	148	0.25	130,488	159	0.24
Federal Home Loan Bank stock	11,940	29	0.49	11,940	35	0.59

Total interest-earning assets	2,012,744	36,625	3.64	2,006,712	38,418	3.83
Non-interest-earning assets	77,306			98,688

Total assets	$2,090,050			$2,105,400

Interest-Bearing Liabilities
Demand deposits	$1,040,500	723	0.14	$1,013,413	602	0.12
Regular savings	343,622	167	0.10	328,487	173	0.11
Certificates of deposit	430,544	1,136	0.53	519,577	1,346	0.52

Total deposits	1,814,666	2,026	0.22	1,861,477	2,121	0.23
Other borrowed funds	14,612	119	1.63	14,968	120	1.60

Total interest-bearing liabilities	1,829,278	2,145	0.23	1,876,445	2,241	0.24

Non-interest-bearing liabilities	24,975			21,650

Total liabilities	1,854,253			1,898,095
Stockholders’ equity	235,797			207,305

Total liabilities and stockholders’ equity	$2,090,050			$2,105,400

Net interest income/interest rate spread (5)		$34,480	3.41%		$36,177	3.59%

Net interest-earning assets	$183,466			$130,267

Net interest margin (6)			3.43%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities	110.03%			106.94%

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.
(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(4)	Average balances of securities available for sale are based on fair value.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis if applicable.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net interest income decreased $1.7 million, or 4.7%, to $34.5 million for the six months June 30, 2015, from $36.2 million for the comparable prior year period. Interest income decreased $1.8 million, or 4.7%, for the six months ended June 30, 2015, compared to $38.4 million for the six months ended June 30, 2014, due to a nineteen basis point decrease in average yields to 3.64% from the comparable quarter in 2014 of 3.83%. These decreases were offset by the recognition of one-time deferred fees and non-accrual interest related to two commercial loan payoffs totaling $232,000.

The average balance of loans held for investment, net decreased $10.1 million to $1.57 billion from June 30, 2014, interest-earning deposits decreased $14.2 million to $116.3 million and the average balance of investment securities available for sale increased $29.9 million to $316.8 million in the six months ended June 30, 2015. These fluctuations were primarily due to loan repayments exceeding loan originations during the period and the resulting excess liquidity being invested into securities. The decline in the average asset yield was the result of the interest rate environment over the last several years. Non-interest-earning assets decreased $21.4 million.

Interest expense decreased $96,000, or 4.3%, to $2.1 million for the six months ended June 30, 2015, from $2.2 million for the prior year period. The average cost of interest-bearing liabilities decreased 1 basis point to 0.23% for the six months ended June 30, 2015, from 0.24% for the same period in 2014, while the average balance of interest-bearing liabilities decreased $47.2 million to $1.83 billion for the six months ended June 30, 2015, from $1.88 billion for the six months ended June 30, 2014.

The average balance of deposits decreased $46.8 million to $1.81 billion for the six months ended June 30, 2015, from $1.86 billion in the prior year period. The decrease was primarily due to a decrease of $89.1 million, to $430.5 million in average certificates of deposit for the six months ended June 30, 2015, from $519.6 million in the prior year period. The decline in average certificates was offset by a net increase in average checking and money market accounts of $27.1 million and saving accounts of $15.1 million which was the result of customers converting their matured certificates of deposit into more liquid deposit products due to the low interest rate environment. Branch sales resulted in deposit decreases of $16.6 million, on December 31, 2014, and $11.2 million, on May 15, 2015, related to the Richland Center and Viroqua branch sales, respectively, contributing to the decline in the average deposits at June 30, 2015. The average cost of deposits decreased 1 basis point to 0.22% in six month period ending June 30, 2015, from 0.23% in 2014.

The interest rate spread decreased eighteen basis points to 3.41% for the six months ended June 30, 2015, compared to 3.59% for the prior year period. Net interest margin was 3.43% for the six months ended June 30, 2015, a decrease of eighteen basis points from 3.61% for the six months ended June 30, 2014. The decrease in net interest margin was due to a $1.7 million decrease in net interest income coupled with a $6.0 million increase in total average interest-earning assets between 2015 and 2014.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.03% for the six months ended June 30, 2015, from 106.94% for the prior year period. This increase was primarily due to the $47.2 million decrease in average interest-bearing liabilities during 2015.

Provision for Loan Losses

The negative provision for loan loss of $2.0 million during the six months ended June 30, 2015, due to net recoveries and improvements in the credit quality of the loan portfolio, was a decrease from no provision for the comparable prior year period. Non-performing loans decreased $17.5 million, or 50.0%, to $17.6 million at June 30, 2015, from December 31, 2014.

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future periods. Conversely, the provision for loan losses may decline should credit metrics, such as net charge-offs and the amount of non-performing loans, continue to improve in the future.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$4,964	$4,789	$175	3.7%
Investment and insurance commissions	2,147	1,987	160	8.1
Loan fees	910	451	459	101.8
Loan servicing income, net of amortization	1,060	1,514	(454)	(30.0)
Loan processing fee income	626	339	287	84.7
Net impairment losses recognized in earnings	—	(34)	34	(100.0)
Net gain on sale of loans	3,513	1,290	2,223	172.3
Net gain on sale of investment securities	63	301	(238)	(79.1)
Net gain on sale of OREO	2,210	1,201	1,009	84.0
Net gain (loss) on disposal of premises and equipment	1,332	(76)	1,408	N/M
Net gain on sale of branch	448	—	448	N/M
Other income	1,205	1,780	(575)	(32.3)

Total non-interest income	$18,478	$13,542	$4,936	36.4%

N/M = Not Meaningful

Non-interest income increased $4.9 million, or 36.4%, to $18.5 million for the six months ended June 30, 2015, from $13.5 million for the prior year period. Net gain on sale of loans increased $2.2 million to $3.5 million for the six months ended June 30, 2015, from $1.3 million for the prior year period primarily due to higher loan volume in 2015 as a result of lower rates. Net gain on disposal of premises and equipment increased $1.4 million for the six months ended June 30, 2015, from a $76,000 loss recorded in the prior year period. A gain was recorded in the quarter ended June 30, 2015, for the sale of the Appleton Fox Drive branch building of $1.4 million as part of the Bank’s strategy to consolidate retail banking to create efficiencies in the branch network. Net gain on sale of OREO increased $1.0 million from the prior year period due to sales volume and improved gains per property sold. Loan fees increased $459,000 due to fees collected from the interest rate swap arrangements, starting in the first quarter of 2015, for certain commercial lending customers. Net gain on sale of branches of $448,000 in the six months ended June 30, 2015, was recognized on the sale of the Viroqua branch on May 15, 2015. Other income decreased $575,000 due primarily to IDI real estate partnership income of $346,000 in the six months ended June 30, 2014 compared to no IDI real estate partnership income in the six months ended June 30, 2015.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$25,158	$21,901	$3,257	14.9%
Occupancy	3,718	3,852	(134)	(3.5)
Furniture and equipment	1,466	1,557	(91)	(5.8)
Federal deposit insurance premiums	1,357	1,748	(391)	(22.4)
Data processing	2,997	2,686	311	11.6
Communications	984	1,036	(52)	(5.0)
Marketing	1,187	1,532	(345)	(22.5)
OREO expense, net	973	3,452	(2,479)	(71.8)
Investor loss reimbursement	(373)	(86)	(287)	N/M
Mortgage servicing rights impairment (recovery)	(421)	95	(516)	N/M
Provision for unfunded commitments	291	780	(489)	(62.7)
Loan processing and servicing expense	1,438	1,276	162	12.7
Retail operations expense	1,251	1,239	12	1.0
Legal services	717	955	(238)	(24.9)
Other professional fees	1,040	758	282	37.2
Insurance	475	516	(41)	(7.9)
Other expense	1,978	1,875	103	5.5

Total non-interest expense	$44,236	$45,172	$(936)	(2.1)%

N/M = Not Meaningful

Non-interest expense decreased $936,000, or 2.1%, to $44.2 million for the six months ended June 30, 2015, from $45.2 million for the prior year period. The decrease was primarily the result of OREO expense decreasing $2.5 million due to a decline in OREO inventory compared to the prior year period. Within OREO expense, the provision for OREO losses declined $2.5 million and OREO operating expenses declined $520,000 compared to the six months ended June 30, 2014. Offsetting these reductions was a decrease in OREO income of $788,000 due to the reduced number of income producing OREO properties. In addition, the Bank recorded MSR recovery of $421,000 compared to MSR impairment of $95,000 in the six month periods ended June 30, 2015 and 2014, respectively, as well other smaller reductions in marketing, provision for unfunded commitments and legal services. Offsetting these decreases was an increase in compensation and benefits of $3.2 million to $25.2 million due to an increase in restricted stock grant expense of $1.2 million compared to the prior year period and one-time retention and severance expense of $2.0 million related to the operational efficiency initiatives.

Income Taxes

Income tax benefit, net of year to date tax provision, of $103.0 million was recorded for the six month period ended June 30, 2015, compared to income tax expense of $10,000 in the prior year period. During the second quarter of 2015, as a result of management’s periodic assessment of the deferred tax asset position, the Company has substantially reversed its valuation allowance. The Company has also determined that it is more likely than not that it will be able to realize substantially all of the state deferred tax asset, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states we no longer do business in. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

FINANCIAL CONDITION

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $123.2 million, or 5.9%, to $2.21 billion at June 30, 2015, from $2.08 billion at December 31, 2014. The Company’s deferred tax asset increase to $103.1 million was the result of the reversal of substantially all of the Company’s valuation allowance against its net deferred tax asset. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1. In addition, investment securities available for sale increased $50.7 million, investment securities held to maturity increased $5.5 million, loans held for sale increased $6.9 million and premises and equipment, net increased $4.2 million. These increases were partially offset by a $36.5 million decrease in cash and cash equivalents, a $2.9 million decrease in loans held for investment, net and a $8.2 million decrease in other real estate owned, net.

The decrease in loans held for investment, net of $2.9 million, or 0.2%, since December 31, 2014, was primarily due to transfers to OREO of $2.5 million and pay downs on non-performing loans of $18.7 million offset by loan origination activity. The $36.5 million, or 24.8%, decrease in cash and cash equivalents along with the $50.7 million, or 17.2%, increase in investment securities was the result of investment purchases of $100.7 million offset by principal repayments of $31.6 million and sales net of gains/losses of $14.6 million.

Total liabilities increased $8.3 million or 0.4% to $1.86 billion at June 30, 2015, from $1.85 billion at December 31, 2014. The increase was primarily due to a $6.6 million, or 0.4%, increase in deposits with an increase in money market accounts of $14.6 million and an increase in savings accounts of $18.2 million which was the result of customers converting their matured certificates of deposit into more liquid deposit products due to the low interest rate environment. These increases were offset by a decrease in certificates of deposit of $35.4 million and a decrease in checking accounts of $25.9 million. Advance payments by borrowers for taxes and insurance increased $35.2 million between periods, due to the timing of tax and insurance payments. Other liabilities increased $2.1 million since December 31, 2014 primarily due to an accrual of $1.9 million resulting from the recognition of one-time costs associated with the operational efficiency measures undertaken in the second quarter of 2015.

Stockholders’ equity increased $115.1 million, or 50.5%, to $342.6 million at June 30, 2015, from $227.7 million at December 31, 2014. The increase was primarily due to net income for the six months ended June 30, 2015, of $113.7 million due to the reversal of substantially all of the Company’s deferred tax valuation allowance.

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

Although the Board of Directors (the “Board”) is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, reviews risk profiles and discusses key risk issues. The Chief Risk Officer is in charge of overseeing all risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and the Audit Committee of the Board.

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

The Risk Management group is responsible for monitoring credit risk, while considering regulatory guidance. Internal Audit provides an independent assessment of the effectiveness of the credit risk management process. An external third party vendor also provides loan review services.

Non-Performing Loans

The composition of non-performing loans is summarized as follows:

	June 30, 2015			December 31, 2014
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$4,881	27.8%	0.31%	$5,873	16.7%	0.37%
Commercial and industrial	150	0.9	0.01	33	0.1	—
Land and construction	6,405	36.5	0.40	17,195	48.9	1.09
Multi-family	759	4.3	0.05	3,566	10.2	0.23
Retail/office	3,024	17.2	0.19	3,970	11.3	0.25
Other commercial real estate	1,314	7.5	0.08	3,622	10.3	0.23
Education (2)	143	0.8	0.01	205	0.6	0.01
Other consumer	874	5.0	0.06	651	1.9	0.04

Total	$17,550	100.0%	1.11%	$35,115	100.0%	2.22%

(1)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $4.6 million and $6.6 million at June 30, 2015 and December 31, 2014, respectively.

The following is a summary of non-performing loan activity:

	Non- Performing Loans December 31, 2014	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Net (Charge Off)/ Recovery	Non- Performing Loans June 30, 2015	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$5,873	$1,577	$(382)	$(1,021)	$(1,860)	$694	$4,881	$523,136	$8,487
Commercial and industrial	33	62	—	(584)	(132)	771	150	22,698	1,178
Land and construction	17,195	—	—	(41)	(9,983)	(766)	6,405	131,169	14,788
Multi-family	3,566	—	—	(249)	(2,697)	139	759	292,253	7,290
Retail/office	3,970	533	(124)	(468)	(805)	(82)	3,024	143,820	7,183
Other commercial real estate	3,622	559	—	(160)	(2,949)	242	1,314	133,258	2,415
Education	205	—	—	—	(62)	—	143	98,687	411
Other consumer	651	849	(192)	—	(227)	(207)	874	219,240	5,285

Total	$35,115	$3,580	$(698)	$(2,523)	$(18,715)	$791	$17,550	$1,564,261	$47,037

Non-performing loans decreased $17.5 million during the six months ended June 30, 2015. The loan categories with the largest decline in non-performing loans were land and construction of $10.8 million, multi-family of $2.8 million and other commercial real estate of $2.3 million.

The interest income that would have been recorded during the three and six months ended June 30, 2015, if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $70,000 and $290,000, respectively.

Non-Performing Assets

The composition of non-performing assets and related credit metrics are summarized as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$8,959	$18,632
Troubled debt restructurings - non-accrual (1)	8,591	16,483
OREO	27,255	35,491

Total non-performing assets	$44,805	$70,606

Non-performing loans to gross loans (2)	1.11%	2.22%
Non-performing assets to total assets	2.03	3.39
Allowance for loan losses to gross loans (2)	2.97	2.97
Allowance for loan losses to non-performing loans	268.02	133.95
Allowance for loan losses plus OREO valuation allowance to non-performing assets	140.20	95.77

(1)	Troubled debt restructurings – non-accrual represent non-accrual loans that have been modified in a troubled debt restructuring.
(2)	Gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

Loans modified in a troubled debt restructuring (“TDRs”) that are currently on non-accrual status will remain on non-accrual status for a period of at least six months, or a longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR.

The following is a summary of non-performing asset activity for the six months ended June 30, 2015:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2014	$35,115	$35,491	$70,606
Additions	3,580	—	3,580
Transfer of loans to OREO	(2,523)	2,523	—
Returned to accrual status	(698)	—	(698)
Sales	—	(10,431)	(10,431)
Loan (charge-offs)/recoveries and OREO valuation adjustments, net	791	(446)	345
Capitalized improvements	—	118	118
Payments	(18,715)	—	(18,715)

Balance at June 30, 2015	$17,550	$27,255	$44,805

(1)	Total non-performing loans exclude the guaranteed portion of education loans of $4.6 million and $6.6 million that are 90 days or more past due but still accruing interest at June 30, 2015 and December 31, 2014, respectively.

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	June 30, 2015		December 31, 2014
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$5,896	0.37%	$5,795	0.37%
60 to 89 days	1,948	0.12	3,097	0.20
90 days and over	8,904	0.57	20,338	1.28

Total	$16,748	1.06%	$29,230	1.85%

Loans delinquent 30 days and over decreased $12.5 million to $16.7 million at June 30, 2015, from $29.2 million at December 31, 2014 as a result of increased monitoring, loss mitigation and improved economic conditions.

Impaired Loans

At June 30, 2015, the Company identified $76.1 million of loans as impaired, which includes $58.6 million of performing TDRs. At December 31, 2014, impaired loans were $95.3 million, which included $60.2 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following is additional information regarding impaired loans.

	June 30, 2015	December 31, 2014
	(In thousands)
Carrying amount of impaired loans	$67,835	$86,844
Recorded investment	76,116	95,285
Troubled debt restructurings - accrual (1)	58,566	60,170
Loans and troubled debt restructurings on non-accrual status	17,550	35,115
Troubled debt restructurings - non-accrual (2)	8,591	16,483
Non-accrual loans - excluding troubled debt restructurings	8,959	18,632
Troubled debt restructurings valuation allowance	7,407	8,593
Loans past due ninety days or more and still accruing (3)	4,630	6,613

(1)	Includes TDR accruing loans of $54.9 million and $55.4 million at June 30, 2015 and December 31, 2014, respectively that are rated pass.
(2)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non- accural status line item above.
(3)	Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $1.5 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all non-accrual loans and troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally offer. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent, is less than the carrying value of the loan. Cash collections on impaired loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable. See Note 5 to the Unaudited Consolidated Financial Statements included in Item 1 for additional details.

The specific allowance component relates to impaired loans, loans reported as TDR, and loans graded substandard or below. The Company has certain loans rated substandard which are not classified as impaired based on the facts of the credit. For these non-impaired and substandard loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under Accounting Standards Codification 450-20. These non-impaired substandard loans exist primarily in the commercial and industrial and commercial real estate segments. For impaired loans, an allowance for loan losses is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan.

The general allowance component is based on historical net loss experience adjusted for qualitative factors. In determining the general allowance, the Company has defined the following segments within its loan portfolio: residential, commercial and industrial, commercial real estate and consumer. The Company has disaggregated those segments into the following classes based on risk characteristics: residential; commercial and industrial; land and construction, multi-family, retail/office and other commercial real estate within the commercial real estate segment; and education and other consumer within the consumer segment. Consistent with the Bank’s allowance for loan losses policy, the appropriateness of the segmentation is periodically reviewed. This additional detail allows management to better identify trends in borrower behavior and loss severity within the segments and classes of the loan portfolio. A historical loss factor is computed for each class of loan and is used as the major determinate of the general allowance for loan losses. In determining the appropriate period of activity to use in computing the historical loss factor, management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Management reviews each class’ historical losses by quarter for any trends that indicate the most representative look-back period.

On a quarterly basis the Bank analyzes its general allowance methodology and has determined it was necessary to increase the historical loss period by an additional quarter. For the quarter ended June 30, 2015, the Bank utilized a thirteen quarter look-back period compared to a twelve quarter look-back period for the quarter ended March 31, 2015. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at June 30, 2015, was a $238,000 increase in the required reserve as compared to the previous methodology. Management will continue to analyze the historical loss period utilized on a quarterly basis.

Management adjusts historical loss factors based on the following qualitative factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans and volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Bank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.

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

The following table presents the ALLL by component:

	June 30, 2015	December 31, 2014
	(In thousands)
General reserve	$35,503	$34,027
Specific reserve:
Substandard rated loans, excluding TDR accrual	3,253	4,569
Impaired loans	8,281	8,441

Total allowance for loan losses	$47,037	$47,037

The following table presents the unpaid principal balance of loans by risk category:

	June 30, 2015	December 31, 2014
	(In thousands)
Pass	$1,480,660	$1,465,224
Special mention	11,815	6,243

Total pass and special mention rated loans	1,492,475	1,471,467

Substandard rated loans, excluding TDR accrual (1)	13,220	16,353

TDRs - accrual (2)	58,566	60,170
Non-accrual	17,550	35,115

Total impaired loans	76,116	95,285

Total gross loans	$1,581,811	$1,583,105

(1)	Includes residential and consumer loans identified as substandard that are not necessarily on non-accrual.
(2)	Includes TDR accruing loans of $54.9 million and $55.4 million at June 30, 2015 and December 31, 2014, respectively, that are rated pass.

The following table presents credit risk metrics related to the ALLL:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
General reserve/pass and special mention loans	2.4%	2.3%
Substandard reserve/substandard loans	24.6%	27.9%
Other specific reserves/impaired loans	10.9%	8.9%
Loans 30 to 89 days past due	$7,844	$8,892

The ratio of the general reserve for loan losses to pass and special mention rated loans has remained relatively stable in 2015 from 2014 as the portfolios have continued to improve during the period. The substandard reserve for loan losses to substandard loans has decreased year over year based on management’s assessment of risk and potential for loss. The ratio of other specific reserves for loan losses to impaired loans has increased in 2015 from 2014 based on significantly lower levels of impaired loans during 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$47,037	$53,497	$47,037	$65,182
Charge-offs:
Residential	(183)	(566)	(421)	(1,662)
Land and construction	(862)	(46)	(862)	(3,628)
Multi-family	(9)	(506)	(37)	(883)
Retail/office	(161)	—	(409)	(6,624)
Other commercial real estate	—	(589)	(3)	(767)
Consumer	(193)	(291)	(627)	(1,435)
Commercial and industrial	(14)	(3,633)	(106)	(4,955)

Total charge-offs	(1,422)	(5,631)	(2,465)	(19,954)

Recoveries:
Residential	399	125	1,197	356
Land and construction	201	89	311	133
Multi-family	134	73	190	131
Retail/office	347	103	486	252
Other commercial real estate	227	386	566	2,042
Consumer	152	153	193	257
Commercial and industrial	608	380	1,522	776

Total recoveries	2,068	1,309	4,465	3,947

Net recoveries/(charge-offs)	646	(4,322)	2,000	(16,007)

Provision for loan losses	(646)	—	(2,000)	—

Allowance at end of period	$47,037	$49,175	$47,037	$49,175

Net recoveries/(charge-offs) to average loans held investment (1)	0.17%	(1.11)%	0.26%	(2.03)%

(1)	Annualized.

Total charge-offs of $1.4 million and $2.5 million for the three and six months ended June 30, 2015, respectively, decreased $4.2 million and $17.5 million from the three and six months ended June 30, 2014, respectively. Total recoveries of $2.1 million and $4.5 million for the three and six months ended June 30, 2015, respectively increased $759,000 and $518,000 from the three and six months ended June 30, 2014, respectively. The provision for loan loss decreased $646,000 and $2.0 million compared to no provision for loan loss for the three and six months ended June 30, 2014, as a result of net recoveries in the three and six months ended June 30, 2015.

Other Real Estate Owned, Net

OREO, net decreased $8.2 million during the six months ended June 30, 2015 to $27.3 million. Individual properties included in OREO at June 30, 2015, with a recorded balance in excess of $1.0 million are listed below:

Description	Location	Carrying Value
		(in thousands)
Raw Land	Northeast Wisconsin	$3,359
Commercial Building	Northwest Wisconsin	1,539
Commercial Building	South Central Wisconsin	2,805
Commercial Lot	South Central Wisconsin	1,071
Raw Land	Southeast Wisconsin	3,680
Commercial Building	Southeast Wisconsin	2,536
Raw Land	Southeast Wisconsin	1,140
Other properties individually less than $1.0 million		11,125

		$27,255

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Company currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiary. A significant amount of our consolidated operating expenses are incurred by and paid by the Company’s subsidiaries. Net cash provided by operating activities during 2015 was $1.4 million while net cash used in investing activities was $54.7 million and cash provided by financing activities was $16.7 million. The Bank is currently not paying dividends.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and commercial banking businesses and wholesale funding sources such as FHLB of Chicago advances, other borrowings and broker/internet CDs. As of June 30, 2015, the Company had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of

June 30, 2015, was $238.8 million, subject to collateral availability. Total remaining credit capacity based on the value of the existing collateral pledged was $532.3 million as of June 30, 2015, after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of June 30, 2015, the Bank had no borrowings outstanding from this source.

Loan Commitments

At June 30, 2015, the Bank had outstanding commitments to originate loans of $75.8 million, no unused commitments and commitments to extend funds to, or on behalf of, customers pursuant to lines, and unused letters of credit of $249.6 million.

Deposit and Borrowings

Scheduled maturities of certificates of deposits during the six months following June 30, 2015, amounted to $137.9 million. Scheduled maturities of borrowings during the same period in 2015 totaled $2.7 million. Management believes adequate resources are available to fund all Bank commitments to the extent required.

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

MPF Program

The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at June 30, 2015, related to approximately $144.6 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.

FHLB of Chicago Advances

The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $622.3 million and $652.3 million at June 30, 2015 and December 31, 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities with a fair value of $65.9 million and $88.9 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.

Other

The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2015 and December 31, 2014 the Bank had no brokered deposits.

Regulatory Capital

Under federal law and regulation the Company and the Bank are required to meet the CET1 ratio, Tier 1 capital ratio, Total capital ratio and a Tier 1 leverage ratio. CET1 primarily consists of common stock, related surplus, net of Treasury stock, retained earnings less certain intangible assets and unrealized gains/losses on available for sale securities. Tier 1 capital is CET1 plus non-cumulative perpetual preferred stock less certain regulatory deductions. Total capital primarily consists of Tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. The Company is exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

While the Company attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin, it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Company’s Board approved a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Company enters into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Company then mitigates this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Company’s objective with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. At June 30, 2015, the aggregate notional value of interest rate swaps with various commercial customers was $15.6 million.

Asset/Liability Management

The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of June 30, 2015, were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from these instruments. The Company’s exposure to interest rate risk is managed primarily through the strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which include FHLB of Chicago advances, short-term and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms and interest rate indices of the interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a simulation model for internal asset/liability management. The model uses maturity and repricing information for securities, loans, deposits and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income and expense of assets and liabilities. In addition, the model computes a theoretical market value of equity by estimating the market values of its assets and liabilities using present value methodology. The model also projects the effect on earnings and theoretical value under various interest rate change scenarios. The Company’s exposure to interest rates is reviewed on a monthly basis by senior management and the Board.

Net Interest Income Sensitivity Analysis

The Company performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at June 30, 2015 and December 31, 2014, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
June 30, 2015	3.1%	1.5%
December 31, 2014	5.0%	2.4%

As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.

As shown above, at June 30, 2015, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 3.1%. Overall net interest income sensitivity remains within the Company’s guidelines.

The changes in the Company’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for June 30, 2015, under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

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

The Company also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of June 30, 2015, the projected changes for the market value of equity were within the Company’s policy limits.

Computations of the prospective effects of hypothetical interest rate changes are dependent on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Because such assumptions can be no more than estimates, certain assets and liabilities modeled as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the rate sensitivity results included above do not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company’s net interest income.

COMPLIANCE RISK MANAGEMENT

Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the Company’s failure to comply with regulations and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges and employment and tax matters. The Company has a separate department with individuals having specialized training and experience tasked with ensuring compliance with state and federal public interest, consumer and civil rights oriented banking laws and regulations.

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

REGULATORY DEVELOPMENTS

The Dodd-Frank Act

The Dodd-Frank Act imposes significant regulatory and compliance requirements on financial institutions, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Company. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.

Starting January 2015, under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions are also applicable to U.S. bank holding companies and savings and loan holding companies (“SLHCs”), and depository institutions and their holding companies are now subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

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

Among other things, the Basel III Capital Rules: (i) introduce a new capital measure entitled CET1; (ii) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total consolidated assets as of December 31, 2009.

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

Finally, the Basel III Capital Rules amend the thresholds under the “prompt corrective action” framework enforced with respect to the Bank by the OCC to reflect both the generally heightened requirements for regulatory capital ratios as well as the introduction of the CET1 capital measure.

In addition, institutions that seek the freedom to make capital distributions (including dividends and repurchases of stock) and pay discretionary bonuses to executive officers with restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financials and economic stress. Factoring in fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As a result of the enactment of the Basel III Capital Rules, the Company and the Bank is subject to increased required capital levels. The Basel III Capital Rules are effective as applied to the Company and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework in 2013. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Company’s internal control over financial reporting was effective as of June 30, 2015.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the Anchor BanCorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date: August 12, 2015	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ William T. James
William T. James, Senior Vice President, Chief Financial Officer and Treasurer