Form 10-Q
period 2015-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2015-11-05
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Class: Common stock — $0.01 Par Value
Number of shares outstanding as of October 30, 2015: 9,598,487

ANCHOR BANCORP WISCONSIN INC.
INDEX - FORM 10-Q

		Page #
Part I - Financial Information
Item 1	Financial Statements
	Unaudited Consolidated Balance Sheets as of September 30, 2015 and Audited as of December 31, 2014	3
	Unaudited Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014	4
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2015 and Audited for the Year Ended December 31, 2014	6
	Unaudited Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2015 and 2014	7
	Notes to Unaudited Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Critical Accounting Estimates and Judgments	46
	Forward-Looking Statements	47
	Executive Overview	49
	Results of Operations	52
	Financial Condition	62
	Risk Management	62
	Credit Risk Management	63
	Liquidity Risk Management	70
	Market Risk Management	72
	Compliance Risk Management	73
	Strategic and/or Reputation Risk Management	73
	Regulatory Developments	74
Item 3	Quantitative and Qualitative Disclosures About Market Risk	74
Item 4	Controls and Procedures	74
Part II - Other Information
Item 1	Legal Proceedings	75
Item 1A	Risk Factors	75
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3	Defaults Upon Senior Securities	75
Item 4	Mine Safety Disclosures	75
Item 5	Other Information	75
Item 6	Exhibits	76
Signatures		77

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$29,933	$46,400
Interest-earning deposits	125,955	100,873
Cash and cash equivalents	155,888	147,273
Investment securities available for sale (AFS)	341,515	294,599
Investment securities held to maturity (HTM)	15,492	—
Loans held for sale	8,408	6,594
Loans held for investment	1,549,183	1,571,476
Less: allowance for loan losses	(29,525)	(47,037)
Loans held for investment, net	1,519,658	1,524,439
Other real estate owned (OREO), net	24,612	35,491
Premises and equipment, net	26,245	23,569
Federal Home Loan Bank stock, at cost	11,940	11,940
Mortgage servicing rights (MSRs), net	19,021	19,404
Accrued interest receivable	7,443	7,627
Deferred tax asset, net	92,069	—
Other assets	14,554	11,443
Total assets	$2,236,845	$2,082,379
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$295,367	$291,248
Interest bearing	1,534,549	1,522,923
Total deposits	1,829,916	1,814,171
Borrowed funds	12,581	13,752
Accrued interest payable	374	316
Accrued taxes, insurance and employee related expenses	7,206	7,259
Other liabilities	26,897	19,218
Total liabilities	1,876,974	1,854,716
Preferred stock: par value $0.01, authorized 100,000 shares, none issued or outstanding	—	—
Common stock: par value $0.01, 11,900,000 shares authorized, 9,608,957 and 9,552,094 shares issued, 9,598,487 and 9,547,587 shares outstanding at September 30, 2015 and December 31, 2014, respectively	96	95
Additional paid-in capital	197,000	195,083
Retained earnings	163,988	34,981
Accumulated other comprehensive loss	(926)	(2,402)
Treasury stock: 10,470 and 4,507 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(287)	(94)
Total stockholders’ equity	359,871	227,663
Total liabilities and stockholders’ equity	$2,236,845	$2,082,379
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest income
Loans	$16,665	$17,044	$50,182	$52,241
Investment securities and Federal Home Loan Bank stock	1,675	1,465	4,635	4,527
Interest-earning deposits	78	103	226	262
Total interest income	18,418	18,612	55,043	57,030
Interest expense
Deposits	1,068	994	3,094	3,115
Borrowed funds	64	60	183	180
Total interest expense	1,132	1,054	3,277	3,295
Net interest income	17,286	17,558	51,766	53,735
Provision for loan losses	(22,410)	(1,304)	(24,410)	(1,304)
Net interest income after provision for loan losses	39,696	18,862	76,176	55,039
Non-interest income
Service charges on deposits	2,633	2,626	7,597	7,415
Investment and insurance commissions	976	1,015	3,123	3,002
Loan fees	596	262	1,506	713
Loan servicing income, net of amortization	500	705	1,560	2,219
Loan processing fee income	352	266	978	605
Net impairment losses recognized in earnings	—	(30)	—	(64)
Net gain on sale of loans	1,470	837	4,983	2,127
Net gain on sale of investment securities	—	482	63	783
Net gain on sale of OREO	719	987	2,929	2,188
Net gain (loss) on disposal of premises and equipment	359	(7)	1,691	(83)
Net gain on sale of branch	538	—	986	—
Other income	578	872	1,783	2,652
Total non-interest income	8,721	8,015	27,199	21,557

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$10,843	$10,872	$36,001	$32,773
Occupancy	1,596	1,685	5,314	5,537
Furniture and equipment	742	758	2,208	2,315
Federal deposit insurance premiums	579	701	1,936	2,449
Data processing	1,423	1,340	4,420	4,026
Communications	448	611	1,432	1,647
Marketing	727	962	1,914	2,494
OREO expense, net	962	2,999	1,935	6,451
Investor loss reimbursement	(1)	136	(374)	50
Mortgage servicing rights impairment (recovery)	93	(53)	(328)	42
Provision for unfunded commitments	258	(2,401)	549	(1,621)
Loan processing and servicing expense	583	577	2,021	1,853
Retail operations expense	698	651	1,949	1,890
Legal services	279	502	996	1,457
Other professional fees	549	404	1,589	1,162
Insurance	242	259	717	775
Lease termination expense	1,454	—	1,454	—
Other expense	1,077	1,912	3,055	3,787
Total non-interest expense	22,552	21,915	66,788	67,087
Income before income taxes	25,865	4,962	36,587	9,509
Income tax expense (benefit)	10,394	—	(92,550)	10
Net income	$15,471	$4,962	$129,137	$9,499
Reclassification adjustment for realized net gains recognized in Consolidated Statements of Income - Net gain on sale of investment securities, before tax	—	(482)	(63)	(783)
Reclassification adjustments recognized in Consolidated Statements of Income - Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	—	(18)	—	(97)
Realized credit losses	—	48	—	161
Change in net unrealized gains (losses) on available for sale securities	2,176	(1,636)	2,527	3,403
Tax effect related to items of other comprehensive income	(873)	—	(988)	—
Total other comprehensive income (loss)	1,303	(2,088)	1,476	2,684
Comprehensive income	$16,774	$2,874	$130,613	$12,183
Income per common share:
Basic	$1.64	$0.55	$13.74	$1.05
Diluted	1.62	0.55	13.54	1.05
Dividends declared per common share	—	—	—	—
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated Other Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share data)
Balance at December 31, 2013 (Audited)	9,050,000	$91	$188,370	$20,359	$(6,622)	$—	$202,198
Net income	—	—	—	14,622	—	—	14,622
Other comprehensive income, net of tax	—	—	—	—	4,220	—	4,220
Stock issuance cost	—	—	(2,324)	—	—	—	(2,324)
Issuance of common stock	305,794	3	7,948	—	—	—	7,951
Issuance of shares of restricted stock	196,300	1	(83)	—	—	82	—
Forfeiture of shares of restricted stock	—	—	176	—	—	(176)	—
Stock-based compensation expense	—	—	996	—	—	—	996
Balance at December 31, 2014 (Audited)	9,552,094	$95	$195,083	$34,981	$(2,402)	$(94)	$227,663
Net income	—	—	—	129,137	—	—	129,137
Other comprehensive income, net of tax	—	—	—	—	1,476	—	1,476
Tax benefit for restricted stock	—	—	214	—	—	—	214
Retirement of vested shares	(8,984)	—	(193)	(130)	—	—	(323)
Issuance of shares of restricted stock	65,847	1	(26)	—	—	25	—
Forfeiture of shares of restricted stock	—	—	218	—	—	(218)	—
Stock-based compensation expense	—	—	1,704	—	—	—	1,704
Balance at September 30, 2015 (Unaudited)	9,608,957	$96	$197,000	$163,988	$(926)	$(287)	$359,871
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$129,137	$9,499
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities premium, net	1,271	1,091
Net gain on sale of investment securities	(63)	(783)
Net impairment losses on investment securities	—	64
Origination of loans held for sale	(212,404)	(100,883)
Proceeds from sale of loans held for sale	215,573	101,158
Net gain on sale of loans	(4,983)	(2,127)
Provision for loan losses	(24,410)	(1,304)
Provision for unfunded commitments	549	(1,621)
Valuation adjustments of OREO	1,192	4,627
Net gain on sale of OREO	(2,929)	(2,188)
Net loss on transfer of premises to OREO	111	—
Depreciation and amortization	2,217	1,880
Net loss (gain) on disposal of premises and equipment	(1,691)	83
Net gain on sale of branch	(986)	—
Mortgage servicing rights impairment (recovery)	(328)	42
Stock-based compensation expense	1,704	328
Deferred income taxes	(93,057)	—
Net decrease in accrued interest receivable	174	749
Net decrease (increase) in other assets	(2,400)	1,082
Net increase (decrease) in accrued interest payable	63	(19)
Net decrease in accrued taxes, insurance and employee related expenses	(53)	(769)
Net increase in other liabilities	2,130	247
Net cash provided by operating activities	10,817	11,156
Investing Activities
Proceeds from sale of investment securities-AFS	14,647	12,169
Purchase of investment securities-AFS	(111,560)	(63,584)
Purchase of investment securities-HTM	(10,492)	—
Principal collected on investment securities-AFS	51,253	39,732
Net decrease in loans held for investment	21,746	27,298
Net cash delivered due to branch sales	(16,966)	—
Proceeds from sale of premises and equipment	1,831	—
Purchases of premises and equipment	(6,978)	(3,220)
Proceeds from sale of OREO	16,899	23,408
Capitalized improvements of OREO	(167)	(28)
Net cash provided by (used in) investing activities	(39,787)	35,775

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Financing Activities
Net decrease in deposits	$(12,873)	$(73,976)
Increase in advance payments by borrowers for taxes and insurance	51,738	57,490
Proceeds from borrowed funds	71,715	79,565
Repayment of borrowed funds	(72,886)	(79,382)
Tax benefit for restricted stock	214	—
Retirement of vested shares	(323)	—
Net cash provided by (used in) financing activities	37,585	(16,303)
Net increase in cash and cash equivalents	8,615	30,628
Cash and cash equivalents at beginning of period	147,273	143,396
Cash and cash equivalents at end of period	$155,888	$174,024
Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$3,218	$3,314
Income tax payments	110	15
Non-cash transactions:
Transfer of loans to OREO	2,983	9,084
Transfer of premises to OREO	1,133	—
Investment securities purchased not settled-HTM	(5,000)	—
Tax effect of change in AFS unrealized gain/loss	(988)	—
See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Company", "we", "our") and its wholly-owned subsidiaries, AnchorBank, fsb (the "Bank") and Investment Directions, Inc. ("IDI"). The Bank has one subsidiary, ADPC Corporation. Significant inter company balances and transactions have been eliminated.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited interim consolidated financial statements have been included
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of OREO, the net carrying value of mortgage servicing rights and deferred tax assets. The results of operations and other data for the three and nine month periods ended September 30, 2015, are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The Company has evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentations. There was no impact on earnings or total stockholders’ equity as a result of the reclassifications.
Note 2 – Significant Transactions
Management regularly and periodically evaluates and assesses all aspects of the Bank’s operations, including, but not limited to, retail branch delivery and placement of its support functions, for opportunities to improve the profitability of the Company. In the case of branch delivery, this could include the closure, sale or other disposal of a branch or addition to the current branch structure. During the first nine months of 2015 the following events have occurred:
Sale of Branches
The Bank sold its Viroqua branch operations on May 15, 2015. The sale consisted of selected loans and deposits. In addition, the sale included the building, furniture and equipment. As part of the sale, a lease on the land was terminated. Total deposits sold were $11.2 million and generated a gain on the sale of the branch operations of $448,000.

The Bank sold its Winneconne branch operations on September 25, 2015. The sale consisted of selected loans and deposits. In addition, the sale included the building, furniture and equipment. Total deposits sold were $11.9 million and generated a gain on the sale of the branch operations of $538,000. A gain of $294,000 was also recorded on the sale of the branch building.
Purchase of New Building
In January 2015, the Bank completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility, which houses the Bank’s support departments, became operational during the second quarter of 2015.
Operational Efficiency Measures
The Bank completed several actions during the third quarter of 2015 to address and improve overall operational efficiency. Management anticipates that these actions will result in an annual net cost savings related to reduced compensation, occupancy and other operating costs of approximately $5.4 million. These actions included:

•
Offering a Voluntary Separation Plan ("VSP") to eligible employees. The VSP was designed to provide eligible employees with a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program was offered to a group of 140 of the Bank’s 705 employees with 78 employees accepting the VSP with agreed-upon exit dates through September 30, 2015. Management anticipates that approximately 30 individuals will be hired to meet the future business needs of the Bank to replace employees who accepted the VSP.

•
Consolidating six retail bank branches in the Wisconsin communities of Appleton, Menasha, Oshkosh, Janesville, Franklin and Madison. Customers continue to have convenient and uninterrupted access to their deposit, lending and investment accounts at surrounding Bank locations in each of these markets, as well as access to online banking, ATMs and the Bank’s Contact Center. A total of 21 full- and part-time positions not eligible for the VSP were eliminated through the six branch consolidation.

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

As a result of these operational efficiency measures, the Bank incurred one-time costs of $3.8 million, composed primarily of employment severance and asset disposition costs. During the quarter ended June 30, 2015, $2.3 million of these one-time costs were recognized as expense and the remaining $1.5 million was recognized during the quarter ended September 30, 2015. A gain of $1.4 million was recorded in the quarter ended June 30, 2015 for the sale of the Appleton Fox River Drive branch building.
Deferred Tax Asset Valuation
During September 2009, the Company established a full deferred tax asset valuation allowance covering its federal and state tax loss carryforwards. During the second quarter of 2015, as a result of management’s ongoing periodic assessments of the deferred tax asset position, the Company determined that it was appropriate to substantially reverse this deferred tax asset valuation allowance. The Company determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. During the second quarter of 2015, this action resulted in the recognition of a $103.0 million income tax benefit, net of second quarter tax provision. For a more detailed discussion, see Note 16 in the Notes to Unaudited Consolidated Financial Statements.

Negative Provision for Loan Losses

The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on: the size and current risk characteristics of the loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change. Therefore, the allowance for loan losses accounts for elements of imprecision and estimation risk inherent in the calculation.

During the quarter ended September 30, 2015, after a review of the factors listed above, the Company determined its levels of allowance were no longer warranted. The impact to the allowance for loan losses at September 30, 2015 was a $22.4 million negative provision for loan losses.
Note 3 – Recent Accounting Pronouncements
Accounting Standards Update ("ASU") No. 2015-05 "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This amendment is effective for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2015-03 "Interest-Imputation of Interest (Subtopic 835-30)." ASU 2015-03 simplifies the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2015-02 "Consolidation (Topic 810)." ASU 2015-02 is an amendment to the consolidation process and addresses the current accounting for consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new standard reduces the number of consolidation models from four to two, simplifying consolidation by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective date by one year. The standard will be effective for annual periods beginning after December 15, 2017 but early adoption as of December 15, 2016 is permitted. The Company currently intends to adopt the accounting standard during the first quarter of 2018 and is currently evaluating the impact on its results of operations, financial position and liquidity.

Note 4 - Investment Securities
The amortized cost and fair value of investment securities are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2015
Available for sale:
U.S. government sponsored and federal agency obligations	$3,159	$22	$—	$3,181
Government sponsored agency mortgage-backed securities (1)	203,198	1,159	(411)	203,946
GNMA mortgage-backed securities (1)	135,042	439	(1,120)	134,361
Other securities	54	3	(30)	27
	$341,453	$1,623	$(1,561)	$341,515
Held to maturity:
Corporate bonds	$15,492	$—	$(15)	$15,477
December 31, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,245	$16	$—	$3,261
Government sponsored agency mortgage-backed securities (1)	120,627	411	(417)	120,621
GNMA mortgage-backed securities (1)	173,069	411	(2,793)	170,687
Other securities	60	2	(32)	30
	$297,001	$840	$(3,242)	$294,599

(1)	Includes mortgage-backed securities and collateralized mortgage obligations (CMOs) that are primarily collateralized by residential mortgages.
One independent pricing service is used to value all investment securities.

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at September 30, 2015, and December 31, 2014.

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2015
Available for sale:
Government sponsored agency mortgage-backed securities (1)	$57,062	$(284)	$13,607	$(127)	$70,669	$(411)
GNMA mortgage-backed securities	—	—	68,286	(1,120)	68,286	(1,120)
Other securities	—	—	24	(30)	24	(30)
Total available for sale	$57,062	$(284)	$81,917	$(1,277)	$138,979	$(1,561)
Held to maturity:
Corporate bonds	$15,477	$(15)	$—	$—	$15,477	$(15)

December 31, 2014
Available for sale:
Government sponsored agency mortgage-backed securities (1)	$54,020	$(228)	$8,178	$(189)	$62,198	$(417)
GNMA mortgage-backed securities	27,113	(110)	98,230	(2,683)	125,343	(2,793)
Other securities	2	(1)	25	(31)	27	(32)
	$81,135	$(339)	$106,433	$(2,903)	$187,568	$(3,242)

(1)	Includes mortgage-backed securities and CMOs.
Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
At September 30, 2015, and December 31, 2014, there were no securities classified as other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $30,000 and $64,000 was included in earnings for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014 realized losses of $48,000 and $161,000, respectively, related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized other-than-temporary impairment. During December 2014, these other-than-temporarily impaired securities were sold at a loss of $37,000.
Unrealized losses on available for sale investment securities as of September 30, 2015, and December 31, 2014 due to changes in interest rates and other non-credit related factors totaled $1.6 million and $3.2 million, respectively. The number of individual securities in the tables above for available for sale securities totals 26 at September 30, 2015, and 34 at December 31, 2014, and the total for held to maturity securities totals 4 at September 30, 2015. The Company has analyzed these securities for evidence of other-than-temporary impairment and concluded that no OTTI exists and that the unrealized losses on available for sale securities are properly classified in accumulated other comprehensive income (loss).

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that has been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income (loss) for the period presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$722	$801
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	30	64
Additional debit related OTTI previously recognized for OTTI recovery during the period	—	3
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(48)	(164)
Ending balance of unrealized OTTI related to credit losses	$704	$704
There were no investment securities sold during the quarter ended September 30, 2015. The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
	(In thousands)
Proceeds from sales	$11,781	$14,647	$12,169
Gross gains	482	65	783
Gross losses	—	(2)	—
Net gain on sales	$482	$63	$783
At September 30, 2015 and December 31, 2014, investment securities available for sale with a fair value of $86.6 million and $121.5 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair values of investment securities by contractual maturity at September 30, 2015, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 Year	$3	$3	$—	$—
After 1 Year through 5 Years	3,302	3,330	—	—
After 5 Years through 10 Years	10,235	10,269	10,492	10,477
Over Ten Years	327,913	327,913	5,000	5,000
Total	$341,453	$341,515	$15,492	$15,477

Note 5 - Loans Held for Investment, net
Loans held for investment, net consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Residential	$517,922	$541,211
Commercial and industrial	22,771	16,514
Commercial real estate:
Land and construction	155,042	106,436
Multi-family	278,264	265,735
Retail/office	140,264	155,095
Other commercial real estate	130,495	156,243
Total commercial real estate	704,065	683,509
Consumer:
Education	94,944	108,384
Other consumer	220,310	233,487
Total consumer loans	315,254	341,871
Total gross loans	1,560,012	1,583,105
Undisbursed loan proceeds(1)	(9,571)	(10,080)
Unamortized loan fees, net	(1,254)	(1,544)
Unearned interest	(4)	(5)
Total loan contra balances	(10,829)	(11,629)
Loans held for investment	1,549,183	1,571,476
Allowance for loan losses	(29,525)	(47,037)
Loans held for investment, net	$1,519,658	$1,524,439

(1)	Undisbursed loan proceeds are funds to be released upon a draw request approved by the Company
Residential Loans
At September 30, 2015, $517.9 million, or 33.2%, of the total gross loans consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30 years maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Company does not originate negative amortization and option payment adjustable rate mortgages.
At September 30, 2015, $298.9 million, or 57.7%, of the held for investment residential gross loans consisted of loans with adjustable interest rates, compared to $219.0 million, or 42.3%, of the held for investment residential gross loans consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.
Commercial and Industrial Loans
The Company originates loans for commercial and business purposes, including issuing letters of credit. At September 30, 2015, the commercial and industrial gross loans amounted to $22.8 million, or 1.5%, of the total gross loans.

Commercial Real Estate Loans
At September 30, 2015, $704.1 million of gross loans were secured by commercial real estate, which represented 45.1% of the total gross loans. The origination of such loans is generally limited to the Company’s primary market area, concentrated in Wisconsin’s greater Madison, Fox Valley and Milwaukee regions.
Consumer Loans
The Company offers consumer loans in order to provide a wider range of financial services to its customers. Consumer loans consist of education loans and other consumer loans. At September 30, 2015, $315.3 million, or 20.2%, of the total gross loans consisted of consumer loans.
Approximately $94.9 million, or 6.1%, of the total gross loans at September 30, 2015, consisted of education loans. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Both the principal amount of an education loan and interest on loans originated prior to March 2010 thereon are generally guaranteed by the U. S. Department of Education up to a minimum of 97% of the balance of the loan. Education loans are serviced by Great Lakes Higher Education.
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
Allowances for Loan Losses

The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on: the size and current risk characteristics of the loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change. Therefore, the allowance for loan losses accounts for elements of imprecision and estimation risk inherent in the calculation.

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all nonaccrual loans and troubled debt restructurings. Troubled debt restructurings ("TDR’s") are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally offer. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent, is less than the carrying value of the loan. Cash collections on nonaccrual loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable.

The general allowance component is based on historical net loss experience adjusted for qualitative factors. On a quarterly basis the Company analyzes its general allowance methodology and has determined it is necessary to increase the historical loss period by an additional quarter. For the quarter ended September 30, 2015, the Bank utilized a fourteen quarter look-back period compared to a thirteen quarter look-back period for the quarter ended June 30, 2015. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at September 30, 2015, was a $386,000 increase in the required reserve as compared to the previous methodology. Management will continue to analyze the historical loss period utilized on a quarterly basis.

During the quarter ended September 30, 2015, after a review of the factors listed above, the Company determined its levels of allowance were no longer warranted. The impact to the allowance for loan losses at September 30, 2015 was a $22.4 million negative provision for loan losses.
The following table presents the allowance for loan losses by component:

	September 30, 2015	December 31, 2014
	(In thousands)
General reserve	$21,045	$34,027
Specific reserve:
Substandard rated loans, excluding TDR accrual	3,190	4,569
Impaired loans	5,290	8,441
Total allowance for loan losses	$29,525	$47,037
The following table presents the gross balance of loans by risk category:

	September 30, 2015	December 31, 2014
	(In thousands)
Pass	$1,464,353	$1,465,224
Special mention	11,381	6,243
Total pass and special mention rated loans	1,475,734	1,471,467
Substandard rated loans, excluding TDR accrual (1)	12,646	16,353
TDRs - accrual (2)	56,921	60,170
Nonaccrual	14,711	35,115
Total impaired loans	71,632	95,285
Total gross loans	$1,560,012	$1,583,105

(1)	Includes residential and consumer loans identified as substandard that are not on nonaccrual.

(2)	Includes pass rated TDR accruing loans of $54.1 million and $55.4 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents activity in the allowance for loan losses by portfolio segment:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Three Months Ended:
September 30, 2015
Beginning balance	$8,487	$1,178	$31,676	$5,696	$47,037
Provision	(3,046)	(1,144)	(16,671)	(1,549)	(22,410)
Charge-offs	(137)	—	(117)	(331)	(585)
Recoveries	149	400	4,854	80	5,483
Ending balance	$5,453	$434	$19,742	$3,896	$29,525
September 30, 2014
Beginning balance	$10,325	$2,596	$31,170	$5,084	$49,175
Provision	(303)	(2,727)	852	874	(1,304)
Charge-offs	(194)	(168)	(3,260)	(380)	(4,002)
Recoveries	31	1,757	1,331	49	3,168
Ending balance	$9,859	$1,458	$30,093	$5,627	$47,037
For the Nine Months Ended:
September 30, 2015
Beginning balance	$10,684	$1,436	$28,716	$6,201	$47,037
Provision	(6,019)	(2,818)	(13,953)	(1,620)	(24,410)
Charge-offs	(558)	(106)	(1,428)	(958)	(3,050)
Recoveries	1,346	1,922	6,407	273	9,948
Ending balance	$5,453	$434	$19,742	$3,896	$29,525
September 30, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(1,731)	(2,354)	(699)	3,480	(1,304)
Charge-offs	(1,856)	(5,123)	(15,162)	(1,815)	(23,956)
Recoveries	387	2,533	3,889	306	7,115
Ending balance	$9,859	$1,458	$30,093	$5,627	$47,037

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
September 30, 2015
Allowance for loan losses:
Associated with impaired loans	$1,022	$118	$3,602	$548	$5,290
Associated with all other loans	4,431	316	16,140	3,348	24,235
Total	$5,453	$434	$19,742	$3,896	$29,525
Loans:
Impaired loans individually evaluated	$12,966	$188	$56,556	$1,922	$71,632
All other loans	504,956	22,583	647,509	313,332	1,488,380
Total	$517,922	$22,771	$704,065	$315,254	$1,560,012
December 31, 2014
Allowance for loan losses:
Associated with impaired loans	$1,400	$140	$6,475	$426	$8,441
Associated with all other loans	9,284	1,296	22,241	5,775	38,596
Total	$10,684	$1,436	$28,716	$6,201	$47,037
Loans:
Impaired loans individually evaluated	$14,497	$113	$79,160	$1,515	$95,285
All other loans	526,714	16,401	604,349	340,356	1,487,820
Total	$541,211	$16,514	$683,509	$341,871	$1,583,105

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans. Unpaid principal balance represents the contractual loan balance less any principal payments applied. Average carrying amount is calculated on a twelve month average. The interest income recognized column represents all interest income recorded either on a cash or accrual basis after the loan became impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Year-to-Date Interest Income Recognized
	(In thousands)
September 30, 2015
With no specific allowance recorded:
Residential	$5,931	$6,935	$—	$6,115	$159
Commercial and industrial	68	74	—	—	—
Land and construction	773	3,308	—	1,788	18
Multi-family	16,857	17,225	—	16,837	710
Retail/office	5,706	6,306	—	6,038	192
Other commercial real estate	11,309	11,944	—	11,205	358
Education (1)	—	—	—	—	—
Other consumer	1,044	1,331	—	1,418	96
Subtotal	41,688	47,123	—	43,401	1,533
With an allowance recorded:
Residential	$7,035	$7,055	$1,022	$6,107	$232
Commercial and industrial	120	120	118	54	—
Land and construction	3,201	7,455	888	2,749	1
Multi-family	9,594	9,594	1,166	8,517	292
Retail/office	8,915	8,916	1,446	7,686	284
Other commercial real estate	201	213	102	112	6
Education (1)	196	196	196	184	—
Other consumer	682	682	352	379	30
Subtotal	29,944	34,231	5,290	25,788	845
Total
Residential	$12,966	$13,990	$1,022	$12,222	$391
Commercial and industrial	188	194	118	54	—
Land and construction	3,974	10,763	888	4,537	19
Multi-family	26,451	26,819	1,166	25,354	1,002
Retail/office	14,621	15,222	1,446	13,724	476
Other commercial real estate	11,510	12,157	102	11,317	364
Education (1)	196	196	196	184	—
Other consumer	1,726	2,013	352	1,797	126
	$71,632	$81,354	$5,290	$69,189	$2,378

(1)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.3 million and average carrying amounts totaling $6.1 million at September 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Year-to-Date Interest Income Recognized
	(In thousands)
December 31, 2014
With no specific allowance recorded:
Residential	$4,992	$6,406	$—	$5,455	$165
Commercial and industrial	—	268	—	843	26
Land and construction	9,421	19,334	—	12,192	208
Multi-family	17,614	19,863	—	17,979	780
Retail/office	7,840	15,581	—	8,040	354
Other commercial real estate	13,972	15,318	—	14,617	467
Education (1)	205	205	—	101	—
Other consumer	469	845	—	1,003	89
Subtotal	54,513	77,820	—	60,230	2,089
With an allowance recorded (2):
Residential	$9,505	$9,671	$1,400	$8,574	$403
Commercial and industrial	113	236	140	111	1
Land and construction	8,362	12,536	3,657	4,440	180
Multi-family	11,641	11,641	1,308	10,465	485
Retail/office	9,387	9,566	1,391	8,207	356
Other commercial real estate	923	936	119	854	17
Education (1)	—	—	—	—	—
Other consumer	841	841	426	617	48
Subtotal	40,772	45,427	8,441	33,268	1,490
Total
Residential	$14,497	$16,077	$1,400	$14,029	$568
Commercial and industrial	113	504	140	954	27
Land and construction	17,783	31,870	3,657	16,632	388
Multi-family	29,255	31,504	1,308	28,444	1,265
Retail/office	17,227	25,147	1,391	16,247	710
Other commercial real estate	14,895	16,254	119	15,471	484
Education (1)	205	205	—	101	—
Other consumer	1,310	1,686	426	1,620	137
	$95,285	$123,247	$8,441	$93,498	$3,579

(1)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.6 million and average carrying amounts totaling $7.7 million at December 31, 2014.

(2)
Includes ratio-based allowance for loan losses of $0.5 million associated with loans totaling $1.9 million at December 31, 2014 for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.

The average recorded investment, calculated on a twelve month average, in impaired loans and interest income recognized on impaired loans follows:

	September 30, 2015			September 30, 2014
	Average Carrying Amount	Interest Income Recognized		Average Carrying Amount	Interest Income Recognized
		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	(In thousands)
Residential	$12,222	$135	$391	$13,185	$77	$308
Commercial and industrial	54	—	—	1,708	(21)	6
Land and construction	4,537	16	19	18,332	26	263
Multi-family	25,354	340	1,002	26,211	65	351
Retail/office	13,724	159	476	17,765	45	309
Other commercial real estate	11,317	140	364	17,907	(17)	143
Education	184	—	—	209	—	—
Other consumer	1,797	48	126	1,530	17	72
	$69,189	$838	$2,378	$96,847	$192	$1,452
The following is additional information regarding impaired loans:

	September 30, 2015	December 31, 2014
	(In thousands)
Carrying amount of impaired loans	$66,342	$86,844
Recorded investment	71,632	95,285
Troubled debt restructurings - accrual (1)	56,921	60,170
Loans and troubled debt restructurings on nonaccrual status	14,711	35,115
Troubled debt restructurings - nonaccrual (2)	6,726	16,483
Nonaccrual loans - excluding troubled debt restructurings (2)	7,985	18,632
Troubled debt restructurings valuation allowance	4,642	8,593
Loans past due ninety days or more and still accruing (3)	6,334	6,613

(1)	Includes pass rated TDR accruing loans of $54.1 million and $55.4 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Troubled debt restructurings - nonaccrual are included in the loans and troubled debt restructurings on the nonaccrual status line item above.

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

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Current	Total
	(In thousands)
September 30, 2015
Residential	$379	$1,003	$1,645	$514,895	$517,922
Commercial and industrial	178	—	150	22,443	22,771
Land and construction	—	54	257	154,731	155,042
Multi-family	—	—	—	278,264	278,264
Retail/office	834	270	946	138,214	140,264
Other commercial real estate	—	41	182	130,272	130,495
Education	2,663	1,652	6,530	84,099	94,944
Other consumer	627	34	553	219,096	220,310
	$4,681	$3,054	$10,263	$1,542,014	$1,560,012
December 31, 2014
Residential	$1,186	$802	$2,995	$536,228	$541,211
Commercial and industrial	205	—	196	16,113	16,514
Land and construction	267	29	1,111	105,029	106,436
Multi-family	—	—	3,518	262,217	265,735
Retail/office	—	—	2,172	152,923	155,095
Other commercial real estate	—	—	3,011	153,232	156,243
Education	3,505	2,140	6,818	95,921	108,384
Other consumer	632	126	517	232,212	233,487
	$5,795	$3,097	$20,338	$1,553,875	$1,583,105
Total delinquencies (loans past due 30 days or more) at September 30, 2015 and December 31, 2014, were $18.0 million and $29.2 million, respectively. The Company has experienced a reduction in delinquencies since December 31, 2014, primarily due to improving credit conditions and $3.0 million of loans transferring to OREO. The Company has $6.3 million of education loans past due 90 days or more at September 30, 2015, that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on nonaccrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.
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

Nonaccrual. Loans classified as nonaccrual have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
The risk category of commercial and industrial and commercial real estate loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass (1)	Special Mention	Substandard	Nonaccrual	Total Gross Loans
	(In thousands)
September 30, 2015
Commercial and industrial	$21,918	$220	$470	$163	$22,771
Commercial real estate:
Land and construction	149,246	—	1,960	3,836	155,042
Multi-family	275,292	864	900	1,208	278,264
Retail/office	135,276	—	2,771	2,217	140,264
Other	115,533	9,935	3,908	1,119	130,495
	$697,265	$11,019	$10,009	$8,543	$726,836
Percent of total	95.9%	1.5%	1.4%	1.2%	100.0%
December 31, 2014
Commercial and industrial	$14,990	$—	$1,491	$33	$16,514
Commercial real estate:
Land and construction	85,425	946	2,870	17,195	106,436
Multi-family	261,254	—	915	3,566	265,735
Retail/office	143,260	4,753	3,112	3,970	155,095
Other	145,995	174	6,452	3,622	156,243
	$650,924	$5,873	$14,840	$28,386	$700,023
Percent of total	93.0%	0.8%	2.1%	4.1%	100.0%

(1)	Includes TDR accruing loans.
Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are placed on nonaccrual. The following table presents the residential and consumer gross loans based on accrual status:

	September 30, 2015			December 31, 2014
	Accrual (1)	Nonaccrual	Total Gross Loans	Accrual (1)	Nonaccrual	Total Gross Loans
	(In thousands)
Residential	$512,662	$5,260	$517,922	$535,338	$5,873	$541,211
Consumer
Education (2)	94,748	196	94,944	108,179	205	108,384
Other consumer	219,598	712	220,310	232,836	651	233,487
	$827,008	$6,168	$833,176	$876,353	$6,729	$883,082

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.

(2)
Nonaccrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings
Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.
Loans modified in a troubled debt restructuring that are currently on nonaccrual status will remain on nonaccrual status for a period of at least six months, or longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass risk category but still remaining as a TDR.
The following table presents information related to loans modified in a troubled debt restructuring by class:

	Three Months Ended September 30,
	2015			2014
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	2	$169	$174	1	$138	$123
Land and construction	—	—	—	1	55	63
Other consumer	9	296	292	—	—	—
	11	$465	$466	2	$193	$186

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	Gross loans are inclusive of all partial paydowns and charge-offs since the modification date.

	Nine Months Ended September 30,
	2015			2014
Troubled Debt Restructurings (1)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)	Number of Modifications	Gross Loans (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
Residential	6	$440	$462	11	$1,431	$1,398
Commercial and industrial	1	12	12	1	48	48
Land and construction	—	—	—	3	427	410
Multi-family	—	—	—	3	1,283	1,183
Other commercial real estate	—	—	—	2	251	256
Other consumer	18	845	848	11	353	305
	25	$1,297	$1,322	31	$3,793	$3,600

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	Gross loans are inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present gross loans modified in a troubled debt restructuring during the three months ended September 30, 2015 and 2014 by class and by type of modification:

	Three Months Ended September 30, 2015
Troubled Debt Restructurings (1)(2)	Interest Rate Reduction	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$174	$—	$—	$174
Other consumer	14	211	67	292
	$188	$211	$67	$466

	Three Months Ended September 30, 2014
Troubled Debt Restructurings (1)(2)	Interest Rate Reduction	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$123	$—	$—	$123
Land and construction	63	—	—	63
	$186	$—	$—	$186

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.

(3)
Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.

(4)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

	Nine Months Ended September 30, 2015
Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$—	$383	$79	$—	$462
Commercial and industrial	—	12	—	—	12
Other consumer	—	349	211	288	848
	$—	$744	$290	$288	$1,322

	Nine Months Ended September 30, 2014
Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction	Below Market Rate (3)	Other (4)	Total
	(In thousands)
Residential	$175	$567	$119	$537	$1,398
Commercial and industrial	—	—	—	48	48
Land and construction	—	63	—	347	410
Multi-family	—	—	921	262	1,183
Other commercial real estate	—	—	214	42	256
Other consumer	—	252	—	53	305
	$175	$882	$1,254	$1,289	$3,600

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.

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

The following table presents loans modified in a troubled debt restructuring during the twelve months prior to the dates indicated, by portfolio segment, that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three and nine month periods ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015		2015
	Number of Modified Loans	Gross Loans (2) (at period end)	Number of Modified Loans	Gross Loans (2) (at period end)
	(In thousands)
Residential	2	$801	2	$801
Commercial and industrial	—	—	1	12
Other consumer	2	$65	3	$102
	4	866	6	915
There were no loans modified in a troubled debt restructuring during the twelve months prior to September 30, 2014, that subsequently defaulted during the three and nine month periods ended September 30, 2014.
Pledged Loans
At September 30, 2015 and December 31, 2014, residential, multi-family, education and other consumer loans with unpaid principal of approximately $671.0 million and $726.6 million, respectively were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 9-Borrowed Funds.

Note 6 – Other Real Estate Owned
A summary of the activity in other real estate owned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$27,255	$56,170	$35,491	$63,460
Additions	1,593	1,425	4,116	9,084
Capitalized improvements	49	—	167	28
OREO valuation adjustments, net	(746)	(2,348)	(1,192)	(4,627)
Sales	(3,539)	(8,522)	(13,970)	(21,220)
Balance at end of period	$24,612	$46,725	$24,612	$46,725

The balances at end of period above are net of a valuation allowance of $14.8 million and $22.4 million at September 30, 2015 and 2014, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$15,780	$24,515	$20,583	$30,842
OREO valuation adjustments, net	746	2,348	1,192	4,627
Sales	(1,717)	(4,472)	(6,966)	(13,078)
Balance at end of period	$14,809	$22,391	$14,809	$22,391

Net OREO expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
OREO valuation adjustments, net	$746	$2,348	$1,192	$4,627
Foreclosure cost expense	76	140	271	471
Expenses from operations, net	140	511	472	1,353
OREO expense, net	$962	$2,999	$1,935	$6,451

As of September 30, 2015, the recorded investment of loans secured by 1-4 family residential real estate for which foreclosure proceedings are in process was $1.1 million.
Note 7 - Mortgage Servicing Rights
Accounting for mortgage loan servicing rights ("MSRs") is based on the amortization method. Under this method, servicing assets are amortized in proportion to and over the period of net servicing income. Income generated as the result of the capitalization of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Consolidated Statements of Income. Ancillary income is recorded in other non-interest income.

Information regarding the Company’s MSRs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$20,181	$21,772	$20,685	$23,041
Additions	781	426	2,281	1,025
Amortization	(988)	(930)	(2,992)	(2,798)
Balance at end of period	19,974	21,268	19,974	21,268
Valuation allowance	(953)	(789)	(953)	(789)
Balance at end of period, net	$19,021	$20,479	$19,021	$20,479
The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of September 30, 2015 and an assumed amortization rate of 19.5% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Nine months ended September 30, 2015	$2,992
Estimate for the year ended December 31,
2015	$3,871
2016	3,117
2017	2,510
2018	2,022
2019	1,628
Thereafter	5,873
Total	$19,021
The unpaid principal balance of mortgage loans serviced for others is not included in the Consolidated Balance Sheets. The unpaid principal of mortgage loans serviced was approximately $2.3 billion and $2.5 billion at September 30, 2015 and December 31, 2014, respectively.
Note 8 – Deposits
Deposits are summarized as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$295,367	—%	$291,248	—%
Interest-bearing checking	285,114	0.05%	305,004	0.06%
Total checking accounts	580,481	0.03%	596,252	0.03%
Money market accounts	468,444	0.24%	455,594	0.20%
Regular savings	324,388	0.10%	312,544	0.10%
Advance payments by borrowers for taxes and insurance	54,294	0.07%	2,568	0.07%
Brokered certificates of deposit	1,814	0.13%	—	—%
Certificates of deposit	400,495	0.60%	447,213	0.52%
Total deposits	$1,829,916	0.22%	$1,814,171	0.21%

The Bank has previously entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee (“brokered deposits”). Deposits gathered through the Certificate of Deposit Account Registry Service ("CDARS") are considered to be brokered deposits for regulatory purposes. The Bank had $1.8 million active broker deposit arrangements or outstanding brokered deposits at September 30, 2015. There were no active brokered deposit arrangements or outstanding brokered deposits at December 31, 2014.
Annual maturities of certificates of deposit outstanding at September 30, 2015, are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31:
2015	$65,939
2016	207,284
2017	75,690
2018	25,897
2019	13,595
2020	12,090
Total	$400,495
At September 30, 2015 and December 31, 2014, certificates of deposit with balances greater than or equal to $100,000 totaled $65.7 million and $69.2 million, respectively. Brokered deposits with balances greater than or equal to $100,000 totaled $1.8 million at September 30, 2015.
Certificates of deposit with balances greater than or equal to the FDIC insurance limit of $250,000 totaled $9.4 million and $7.9 million at September 30, 2015 and December 31, 2014, respectively.
Note 9 – Borrowed Funds
Borrowed funds consist of the following:

		September 30, 2015		December 31, 2014
	Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances	Dec. 19, 2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		2,457	0.10%	3,569	0.10%
Long term lease obligation		124	2.46%	183	2.46%
		$12,581	1.90%	$13,752	1.75%
FHLB Advances
The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $603.7 million and $652.3 million at September 30, 2015 and December 31, 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $60.7 million and $88.9 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.
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
Qualitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Common Equity Tier 1 ("CET1"), Tier 1 capital, Total regulatory capital and Tier 1 leverage. As of January 1, 2015, the requirements are:

•	4.5% based upon CET1

•	6.0% based upon Tier 1 capital

•	8.0% based on total regulatory capital

•	Leverage ratio of Tier 1 Capital assets equal to 4%

The following table summarizes the Company’s and Bank capital ratios:

	September 30, 2015		December 31, 2014
	Ratio	Minimum Required	Ratio	Minimum Required
	(Dollars in thousands)
Common Equity Tier 1 ratio (1)
Anchor Bancorp	19.54%	4.50%	N/A	N/A
AnchorBank, fsb	18.63%	4.50%	N/A	N/A
Tier 1 capital ratio (2)
Anchor Bancorp	19.54%	6.00%	N/A	N/A
AnchorBank, fsb	18.63%	6.00%	16.97%	4.00%
Total capital ratio (3)
Anchor Bancorp	20.83%	8.00%	N/A	N/A
AnchorBank, fsb	19.93%	8.00%	18.25%	8.00%
Tier 1 leverage ratio (4)
Anchor Bancorp	13.35%	4.00%	N/A	N/A
AnchorBank, fsb	12.74%	4.00%	10.43%	4.00%

(1)	CET1 capital divided by total risk-weighted assets

(2)	Tier 1 capital divided by total risk-weighted assets

(3)	Total capital divided by total risk-weighted assets

(4)	Tier 1 capital divided by adjusted total assets
Prior to January 1, 2015, the Company as a Savings & Loan Holding Company ("SLHC") was not subject to calculating regulatory capital ratios, as required under the Basel III Capital Rules. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. See the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further discussion of Basel I and Basel III.
Note 11 – Employee Benefit Plans
Defined Contribution Plan
The Company maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 100% of their base compensation on a pre-tax basis up to annual internal revenue service limits. The company matches the first 2% contributed with a dollar-for-dollar match, the next 2% is matched at a rate of $0.50 for each dollar and the next 4% is matched at $0.25 for each dollar. The plan offers 14 investment choices in addition to 5 model portfolios. Employees are allowed to self-direct their investments on a daily basis. The Company may also contribute additional amounts at its discretion. The Company contributed $289,000 and $886,000 for the three and nine month periods ending September 30, 2015, compared to contributions of $254,000 and $746,000 for the three and nine months ended September 30, 2014, respectively.
Omnibus Incentive Plan
On August 12, 2014, the Board of Directors ("Board") of the Company approved an incentive plan, the Anchor BanCorp Wisconsin Inc. 2014 Omnibus Incentive Plan (the "Omnibus Plan") which was approved by stockholders. The Omnibus Plan provides for the issuance of awards of incentive or non qualified stock options, stock appreciation rights, performance and restricted stock awards or units, dividend equivalent units and other stock based awards as determined by the Board or the Plan Administrator. The purpose of the Omnibus Plan is to promote the interest of the Company and its stockholders by attracting, retaining and motivating executives and other selected employees, directors, consultants and advisors by enabling such individuals to participate in the long-term growth and financial success of the Company.
The maximum number of shares of common stock (each, a “share”) that may be issued to participants pursuant to awards under the Omnibus Plan is 600,000. Such shares may be either authorized and unissued shares or shares reacquired at any time and now or hereafter held as treasury stock. At September 30, 2015, 348,316 shares were available to grant pursuant to the Omnibus Plan.
Restricted stock grants vest over various periods of time typically from one to three years and are included in outstanding shares at the time of grant. The fair value of restricted stock grants determined at the grant date is amortized to compensation and benefits expense over the vesting period. The restricted stock grant plan expense for the three and nine months ending September 30, 2015, was $472,000 and $1.7 million, respectively. Dividends, if declared, will accrue for the benefit of the individuals who are granted restricted stock and will be paid out as the stock vests. Unvested shares will be voted by the employees in the same manner as the vested shares.
The restricted stock activity is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2013	—	$—
Granted	200,200	21.17
Vested	(12,500)	20.95
Forfeited	(8,400)	20.95
Nonvested balance as of December 31, 2014	179,300	$21.20
Granted	67,047	34.77
Vested	(62,783)	21.19
Forfeited	(7,163)	29.60
Nonvested balance as of September 30, 2015	176,401	$26.02
During the nine month period ending September 30, 2015, 8,984 shares of the Company’s common stock were retired under this plan to satisfy the withholding taxes due upon the vesting of certain previously awarded shares. As of September 30, 2015 and December 31, 2014, respectively, there was approximately $3.5 million and $3.1 million of unrecognized compensation expense related to nonvested restricted stock awards granted under the Plan. The remaining weighted average term of nonvested awards is 1.1 years as of September 30, 2015.
Note 12 – Offsetting Assets and Liabilities
Accounting Standards Codification ("ASC") 210-20-50 requires entities to provide disclosures of both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS").
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

The following table reflects the gross and net amounts of such assets and liabilities as of September 30, 2015 and December 31, 2014.

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
		(In thousands)
As of September 30, 2015
Assets
Interest rate swap contracts	$1,833	$—	$1,833
Interest rate commitments	473	—	473
Liabilities
Interest rate swap contracts	1,833	—	1,833
Interest rate commitments	1	—	1
Forward sale contracts	380		380
Repurchase agreements	2,457	—	2,457
As of December 31, 2014
Assets
Interest rate commitments	$154	$—	$154
Forward sale contracts	2	—	2
Liabilities
Interest rate commitments	14	—	14
Forward sale contracts	174	—	174
Repurchase agreements	3,569	—	3,569
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

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Commitments to extend credit	$94,340	$39,251
Unused lines of credit:
Home equity	111,510	111,365
Credit cards	—	23,249
Commercial	237,172	144,333
Letters of credit	3,944	8,564
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	7,641	7,644
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

The Bank previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago ("MPF Program"). Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at September 30, 2015, related to approximately $132.9 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.
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
The balances of these reserves for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$2,848	$5,444	$2,557	$4,664
Provision for unfunded commitments	258	(2,401)	549	(1,621)
Ending reserve for unfunded commitment losses	$3,106	$3,043	$3,106	$3,043
Reserve for repurchased loans beginning balance	$865	$2,351	$1,338	$2,600
Charge off	—	(233)	(164)	(233)
Recovery	10	—	74	—
Provision for repurchased loans	(1)	136	(374)	(113)
Ending reserve for repurchased loans	$874	$2,254	$874	$2,254
The amount of the allowance for unfunded loan commitments is determined using the historical loss rate that applies to the associated funded loan category multiplied by the unfunded commitment amount at an estimated utilization rate. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At September 30, 2015, a liability of $3.1 million was required as compared to a liability of $3.0 million at September 30, 2014.
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
If it is determined at a later date that a loan did not meet these requirements or was a fraudulent transaction, the investor may require the Bank to either repurchase the loan or make the investor whole in the event of a loss. The unpaid principal balance of loans repurchased from investors totaled zero and $689,000 for the three and nine months ended September 30, 2015, respectively, and $304,000 and $953,000 for the three and nine months ended September 30, 2014, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related amounts for requests by the investor to be made whole was zero and $125,000 for the three and nine months ended September 30, 2015, respectively, and $233,000 and $396,000 for the three and nine months ended September 30, 2014, respectively. All losses incurred are recorded against the reserve for repurchased loans.
The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve increased $9,000 and declined $464,000 during the three and nine months ended September 30, 2015, compared to reductions of $97,000 and $346,000 during the three and nine months ended September 30, 2014. Investor loss reimbursement expense recorded a reserve release of $273,000 and $373,000 for the three and nine months ended September 30, 2015. Total expense incurred for investor loss reimbursements, including any provision recorded or reserve released, was ($1,000) and ($374,000) for the three and nine months ended September 30, 2015, respectively and $136,000 and $50,000 for the three and nine months ended September 30, 2014, respectively. Losses, as previously stated, may result from the repurchase of loans or indemnification of losses incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at September 30, 2015, required a liability of $874,000 compared to $2.3 million at September 30, 2014.
In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.
Note 14 – Derivative Financial Instruments
The Company enters into contracts that meet the definition of derivative financial instruments in accordance with ASC 815-45 Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates inherent in the Company’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; (2) forward sale contracts for the future delivery of funded residential mortgages; and (3) interest swap products offered directly.
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
The Company has developed a program to enter into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments would be designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s Consolidated Balance Sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income in the Consolidated Statements of Income.

Derivative financial instruments are summarized as follows:

		September 30, 2015		December 31, 2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$29,275	$473	$14,633	$154
Forward contracts to sell mortgage loans (2)	Other assets	—	—	4,000	2
Interest rate swap contracts	Other assets	37,792	1,833	—	—
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	187	1	2,108	14
Forward contracts to sell mortgage loans (2)	Other assets	32,000	380	16,000	174
Interest rate swap contracts	Other liabilities	37,792	1,833	—	—

(1)
Interest rate lock commitments include $14.0 million and $7.9 million of commitments not yet approved in the credit underwriting process at September 30, 2015 and December 31, 2014, respectively, yet represent potential interest rate risk exposure to the extent of those mortgage loan applications eventually approved for funding.

(2)
The Company, as of the quarter ended September 30, 2015, has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45 Derivatives and Hedging.

Net gains (losses) included in the Consolidated Statements of Income related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest rate lock commitments	$473	$(3)	$332	$153
Unused commitments	—	(15)	—	(26)
Forward contracts to sell mortgage loans	(903)	(130)	(326)	(460)
Total	$(430)	$(148)	$6	$(333)
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
	(In thousands)
September 30, 2015
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,181	$—	$3,181
Government sponsored agency mortgage-backed securities	—	203,946	—	203,946
GNMA mortgage-backed securities	—	134,361	—	134,361
Other securities	3	24	—	27
Loans held for sale	—	8,408	—	8,408
Other assets:
Interest rate lock commitments	—	473	—	473
Forward contracts to sell mortgage loans	—	—	—	—
Interest rate swap contracts	—	1,833	—	1,833
Total	$3	$352,226	$—	$352,229
Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$1	$—	$1
Forward contracts to sell mortgage loans	—	380	—	380
Interest rate swap contracts	—	1,833	—	1,833
Total	$—	$2,214	$—	$2,214

	Level 1	Level 2	Level 3	Total
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

An independent service is used to price available for sale U.S. government sponsored and federal agency obligations, government sponsored agency mortgage-backed securities and GNMA mortgage-backed securities using a market data model under Level 2. The significant inputs used to price GNMA mortgage-backed securities are as follows:

	September 30, 2015			December 31, 2014
	From	To	Weighted Average	From	To	Weighted Average
Coupon rate	2.0%	4.6%	2.5%	2.0%	4.6%	2.5%
Duration (in years)	0.1	5.3	3.3	0.5	5.4	3.5
PSA prepayment speed (in months)	208	325	268	142	399	259
The Bank has one remaining non-agency CMO which is not validated by an independent pricing service.
Other assets and other liabilities include interest rate lock commitments provided to customers to fund mortgage loans intended to be sold, forward sale contracts for future delivery of funded residential mortgages to investors and interest rate swap contracts.
The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments, which includes applying an estimated pull-through rate (the percentage of commitments expected to result in a closed loan) based on historical experience multiplied by quoted investor prices on closed loans for future delivery determined to be reasonably applicable to the loan commitment based on interest rate, terms and rate lock expiration.
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
The Company relies on valuations provided by a third party to value its interest rate swap contracts. These valuations are corroborated by comparison with valuation provided by the counter parties to the contracts.

The fair value of off-balance-sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2015 and December 31, 2014.
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
There were no transfers out of Level 3 to Level 2 for the three and nine months ended September 30, 2015 and 2014, respectively. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.
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
The following table presents such assets carried on the Consolidated Balance Sheet by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015
Impaired loans, with an allowance recorded, net	$—	$—	$24,654	$24,654
Mortgage servicing rights	—	—	5,879	5,879
Other real estate owned	—	—	24,612	24,612
Total assets at fair value	$—	$—	$55,145	$55,145
December 31, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$32,331	$32,331
Mortgage servicing rights	—	—	18,918	18,918
Other real estate owned	—	—	35,491	35,491
Total assets at fair value	$—	$—	$86,740	$86,740
The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

September 30, 2015
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values
External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15 % to 35%.

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 11.27%; weighted average discount rate 11.36%.

Other real estate owned	Appraised Values
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
MSRs are recorded as an asset when loans are sold to third parties with servicing rights retained. MSRs are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. Mortgage servicing rights are valued monthly by an independent third party valuation service with income adjustments recorded monthly. On an annual basis the valuation is validated by a separate third party valuation service. The fair value of servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, the difference is recognized in non-interest expense as an impairment loss.
Critical assumptions used in the MSR discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans - include discount rates in the range of 11.0% to 24.5% as well as portfolio weighted average prepayment speeds of 6.1% to 36.6% annual Conditional Prepayment Rate (“CPR”). Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.
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
Loans held for investment, net: The fair value of loans held for investment are estimated using observable inputs including estimated cash flows and discount rates based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. In accordance with ASC 820, loans held for investment that are not included with impaired loans in the preceding section titled Fair Value on a Nonrecurring Basis have been categorized as a Level 2 fair value measurement.
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
Borrowed funds: The fair value of FHLB advances and repurchase agreements are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the long-term lease obligation is reported at book value, which represents the present value of the cash flows at the time of inception and is indicative of the fair value in the current stable rate environment. In accordance with ASC 820, borrowed funds have been categorized as a Level 2 fair value measurement.

The carrying amount and fair value of the Company’s financial instruments consist of the following:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,888	$155,888	$147,273	$147,273
Investment securities available for sale	341,515	341,515	294,599	294,599
Investment securities held to maturity	15,492	15,477	—	—
Loans held for sale	8,408	8,408	6,594	6,594
Loans held for investment, net	1,519,658	1,501,024	1,524,439	1,496,791
Mortgage servicing rights	19,021	19,208	19,404	19,590
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,443	7,443	7,627	7,627
Interest rate lock commitments	473	473	154	154
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	—	—	2	2
Interest rate swap contracts	1,833	1,833	—	—
Financial liabilities:
Non-maturity deposits	1,427,607	1,427,607	1,366,958	1,366,958
Deposits with stated maturities	402,309	401,664	447,213	445,938
Borrowed funds	12,581	12,998	13,752	14,077
Accrued interest payable	374	374	316	316
Interest rate lock commitments	1	1	14	14
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	380	380	174	174
Interest rate swap contracts	1,833	1,833	—	—

(1)
The Company, as of the quarter ended September 30, 2015, has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC 815-45, Derivatives and Hedging.

Note 16 – Income Taxes
As of September 30, 2015 and December 31, 2014, the net deferred tax asset, prior to any valuation allowance, was $98.0 million and $113.1 million, respectively. Management recorded a full valuation allowance against the deferred tax asset in September 2009 based largely on negative evidence represented by the losses in prior years caused by significant provisions associated with its loan portfolio coupled with excessive debt costs. As of December 31, 2014, the Company determined that a full valuation allowance was still necessary. The realization of the deferred tax asset is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon management’s evaluation and judgement of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net deferred tax asset is required.
Based on the Company’s periodic assessment of all of the positive and negative evidence regarding the deferred tax asset position in the second quarter of 2015, it was determined that it is more likely than not that the Company will be able to realize all of the federal deferred tax asset, including all net operating loss carryforwards. The Company has also determined that it is more likely than not that it will be able to realize substantially all of the state deferred tax asset, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. Consequently, as of June 30, 2015, the Company had substantially reversed this valuation allowance on the deferred tax asset.

The positive evidence considered by management in arriving at the conclusion to reverse substantially all of the valuation allowance during the quarter ended June 30, 2015 included: (1) eight consecutive quarters of pre-tax earnings; (2) a three-year cumulative pre-tax book income position; (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods; (4) the successful execution of operational efficiency initiatives in the second quarter of 2015; (5) adequacy of capital to fund balance sheet and future asset growth; and (6) forecasted positive core earnings trends which allow for the utilization of substantially all net operating losses before the statutory expiration periods. The negative evidence considered by management included: (1) operating losses and the lack of taxes paid in prior years; (2) the charges in the quarter ended June 30, 2015, and the expected charges in the quarter ended September 30, 2015, pertaining to the operational efficiency initiatives; and (3) classified asset levels relative to peers. All these factors were given the appropriate weighting based on the extent to which the positive and negative evidence can be objectively verified. Based on management’s analysis, it was concluded that the positive evidence was sufficient to overcome the weight of negative evidence.
Based on the Company's assessment of all of the positive and negative evidence as of September 30, 2015, it was determined that no change to the valuation allowance of $5.9 million was necessary.
The Company’s ultimate realization of the deferred tax asset will be dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.
At September 30, 2015 and December 31, 2014, the Company and its affiliated entities had a federal net operating loss and tax credit carryover of $183.2 million and $200.6 million, respectively, and at September 30, 2015 and December 31, 2014, certain subsidiaries had state net operating loss carryovers of $299.5 million and $320.1 million, respectively. These carryovers expire in varying amounts in 2015 through 2034.

The significant components of deferred tax assets (liabilities) are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$11,842	$18,871
OREO valuation allowance and other loss reserves	8,000	10,307
Federal NOL and tax credit carryforwards	65,686	72,630
State NOL carryforwards	15,595	16,657
Unrealized securities gains, net	—	963
Other	5,807	2,964
Total deferred tax assets	106,930	122,392
Valuation allowance	(5,900)	(113,099)
Adjusted deferred tax assets	101,030	9,293
Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(7,629)	(7,785)
Unrealized securities losses, net	(25)	—
Other	(474)	(675)
Total deferred tax liabilities	(8,961)	(9,293)
Net deferred tax assets	$92,069	$—
The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2011-2014 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2010-2014 remain open to examination by certain other state jurisdictions.

Note 17 – Earnings Per Share
Basic earnings per share for the three and nine months ended September 30, 2015 and 2014 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Unvested shares of restricted stock are not considered outstanding for purposes of basic earnings per share. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities, if any, are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share - net income	$15,471	$4,962	$129,137	$9,499
Denominator:
Denominator for basic earnings per share - weighted average shares	9,419	9,050	9,402	9,050
Effect of dilutive securities:
Restricted stock	140	8	138	8
Denominator for diluted earnings per share - weighted average shares	9,559	9,058	9,540	9,058
Basic income per common share	$1.64	$0.55	$13.74	$1.05
Diluted income per common share	$1.62	$0.55	$13.54	$1.05

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
Fair Value Measurements
In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under Generally Accepted Accounting Principles ("GAAP") that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the valuation of other real estate owned ("OREO"), the net carrying value of mortgage servicing rights and deferred tax assets. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.
Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, loans held for sale, interest rate lock commitments, forward contracts to sell mortgage loans and interest rate swaps. Assets and liabilities measured at fair value on a non-recurring basis may include certain impaired mortgage servicing rights, impaired loans and OREO. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions or estimates in any of these areas could materially impact future financial condition and results of operations. For a more detailed discussion, see Note 15 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.
Investment Securities Available for Sale
Declines in the fair value of investment securities available for sale below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its ownership in a security for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment loss in earnings equal to the difference between the fair value of the security and its amortized cost. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is deemed temporary and included in accumulated other comprehensive income (loss), net of tax.
Allowance for Loan Losses
The allowance for loan losses is a valuation account for probable and inherent losses incurred in the loan portfolio. Management maintains an allowance for loan losses at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the allowance for loan losses is determined based on periodic evaluations of the loan portfolios and other relevant factors. The allowance for loan losses is comprised of general and specific components. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative factors. At least quarterly, management reviews the assumptions and methodology related to the general and specific allowance in an effort to update and refine the estimate. See Note 5 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.
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
As a result of this evaluation, the Company substantially reversed its valuation allowance against the deferred tax asset during the quarter ended June 30, 2015. For additional information regarding our deferred taxes, see Note 16 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1.
FORWARD-LOOKING STATEMENTS
In the normal course of business, Anchor BanCorp Wisconsin Inc. ("the Company", "Corporation", "we", "our"), and its wholly-owned subsidiaries, AnchorBank, fsb (the "Bank") and Investment Directions, Inc. ("IDI"), in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. This quarterly report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to business plans or strategies, projected or anticipated benefits from strategic transactions made by or to be made by us, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate”, “believe”, “project”, “continue”, “ongoing”, “expect”, “intend”, “plan”, “estimate” or similar expressions.
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

•	our ability to successfully transform our business and implement our new business strategy;

•	our ability to fully utilize our deferred tax assets;

•	on-going impact of our Recapitalization which occurred in 2013;

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and allowance for loan losses;

•	impact of potential impairment in a challenging economy;

•	the ability to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

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
EXECUTIVE OVERVIEW
Financial Results for the period ended September 30, 2015

•
Basic and diluted earnings per common share were $1.64 and $1.62, respectively, for the three months ended September 30, 2015, compared to basic and diluted earnings per common share of $0.55 for the quarter ended September 30, 2014;

•	Net income of $15.5 million for the quarter ended September 30, 2015, compared to $5.0 million for the quarter ended September 30, 2014;

•
Net income for the nine months ended September 30, 2015, reflects an income tax benefit, net of the current year tax provision, of $92.6 million primarily resulting from the reversal of substantially all of the Company’s valuation allowance against its deferred tax asset in the quarter ended June 30, 2015;

•	Total non-performing loans decreased $20.4 million, or 58.1%, to $14.7 million at September 30, 2015, from $35.1 million at December 31, 2014;

•
Total non-performing assets (total non-performing loans and other real estate owned) decreased $31.3 million, or 44.3%, to $39.3 million, or 1.76% of total assets, at September 30, 2015, from $70.6 million, or 3.39% of total assets, at December 31, 2014, as the Bank continues to reduce problem asset levels;

•
The Company recorded a $22.4 million negative provision for loan losses for the quarter ended September 30, 2015, compared to a negative provision for loan losses of $1.3 million in the quarter ended September 30, 2014.

•	Book value per common share was $37.49 at September 30, 2015, compared to $23.85 at December 31, 2014; and

•	The Bank’s Tier 1 leverage capital ratio was 12.74% at September 30, 2015, considered “well capitalized” under the regulatory capital framework.
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
Commercial Branch
On February 2, 2015, as part of growing our commercial banking efforts in the Fox Valley market, the Bank opened a commercial lending facility, located at 4351 W. College Avenue in Appleton, Wisconsin. The facility has five commercial lending staff members to service the Fox Valley area commercial lending needs. The facility also has two universal bankers who are be able to process routine teller transactions as well as open new deposit accounts.
Sale of Branches
The Bank sold its Viroqua branch operations on May 15, 2015. The sale consisted of selected loans and deposits. In addition, the sale included the building, furniture and equipment. As part of the sale, a lease on the land was terminated. Total deposits sold were $11.2 million and generated a gain on the sale of the branch operations of $448,000.
The Bank sold its Winneconne branch operations on September 25, 2015. The sale consisted of selected loans and deposits. In addition, the sale included the building, furniture and equipment. Total deposits sold were $11.9 million and generated a gain on the sale of the branch operations of $538,000. A gain of $294,000 was also recorded on the sale of the branch building.

Purchase of New Building
In January 2015, the Bank completed the purchase of a new building located on the east side of Madison, Wisconsin at a purchase price of $4.0 million. This facility, which houses the Bank’s support departments, became operational during the second quarter of 2015. Management believes this move improves workgroup efficiencies.
Operational Efficiency Measures
The Bank has taken several actions during the second quarter of 2015 to address and improve overall operational efficiency. Management anticipates that these actions, completed in the third quarter of 2015, will result in an annual net cost savings related to reduced compensation, occupancy and other operating costs of approximately $5.4 million. These actions included:

•
Offering a Voluntary Separation Plan ("VSP") to eligible employees. The VSP was designed to provide eligible employees with a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program was offered to a group of 140 of the Bank’s 705 employees with 78 employees accepting the VSP with agreed-upon exit dates through September 30, 2015. Management anticipates that approximately 30 individuals will be hired to meet the future business needs of the Bank to replace employees who accepted the VSP.

•
Consolidating six retail bank branches in the Wisconsin communities of Appleton, Menasha, Oshkosh, Janesville, Franklin and Madison. Customers continue to have convenient and uninterrupted access to their deposit, lending and investment accounts at surrounding Bank locations in each of these markets, as well as access to online banking, ATMs and the Bank’s Contact Center. A total of 21 full- and part-time positions not eligible for the VSP were eliminated through the six branch consolidation.

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

As a result of these operational efficiency measures, the Bank incurred one-time costs of $3.8 million, composed primarily of employment severance and asset disposition costs. During the quarter ended June 30, 2015, $2.3 million of these one-time costs were recognized as expense and the remaining $1.5 million was recognized during the quarter ended September 30, 2015. A gain of $1.4 million was recorded in the quarter ended June 30, 2015, for the sale of the Appleton Fox River Drive branch building, one of the six retail bank branch consolidations.

Deferred Tax Asset Valuation

During September 2009, the Company established a full deferred tax asset valuation allowance covering its federal and state tax loss carryforwards. During the second quarter of 2015, as a result of management’s ongoing periodic assessments of the deferred tax asset position, the Company determined that it was appropriate to substantially reverse this deferred tax asset valuation allowance. The Company determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. During the second quarter of 2015, this action resulted in the recognition of a $103.0 million income tax benefit, net of second quarter tax provision. For a more detailed discussion, see Note 16 in the Notes to Unaudited Consolidated Financial Statements.

Negative Provision for Loan Losses

The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on: the size and current risk characteristics of the loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change. Therefore, the allowance for loan losses accounts for elements of imprecision and estimation risk inherent in the calculation.

During the quarter ended September 30, 2015, after a review of the factors listed above, the Company determined its levels of allowance were no longer warranted. While loan quality has improved over a multi-year period, the quarter ended September 30, 2015 was the fourth consecutive quarter of recoveries exceeding charge-offs. Performance trends related to loan losses observed in 2015 include:

•	Total non-performing loans decreased $20.4 million to $14.7 million at September 30, 2015, from $35.1 million at December 31, 2014.

•	The Company has experienced recoveries in excess of charge-offs of $10.2 million over the past four quarters, including $4.9 million for the quarter ended September 30, 2015.

•
Total delinquencies (loans past due 30 days or more) at September 30, 2015 and December 31, 2014, were $18.0 million, or 1.15% of total gross loans, and $29.2 million, or 1.85% of total gross loans, respectively. The Company has experienced a reduction in delinquencies since December 31, 2014, as a result of increased monitoring, loss mitigation and improved economic conditions.

•
Total impaired loans decreased $23.7 million to $71.6 million at September 30, 2015, which included $56.9 million of performing TDRs, from $95.3 million at December 31, 2014, which included $60.2 million of performing TDRs.

The impact to the allowance for loan losses at September 30, 2015 was a $22.4 million negative provision for loan losses. As a result, the allowance for loan losses as a percentage of total loans held for investment was 1.91% at September 30, 2015, compared to 2.99% at December 31, 2014. The allowance for loan losses as a percentage of non-performing loans increased to 200.70% at September 30, 2015, from 133.95% at December 31, 2014.

Selected quarterly data is set forth in the following table.

	Three Months Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	(Dollars in thousands - except per share amounts)
Operations Data:
Net interest income	$17,286	$17,424	$17,056	$17,501	$17,558
Provision for loan losses	(22,410)	(646)	(1,354)	(3,281)	(1,304)
Non-interest income	8,721	9,738	8,740	8,962	8,015
Non-interest expense	22,552	23,263	20,973	24,621	21,915
Income before income tax expense	25,865	4,545	6,177	5,123	4,962
Income tax expense (benefit)	10,394	(102,976)	32	—	—
Net income	15,471	107,521	6,145	5,123	4,962
Selected Financial Ratios (1):
Yield on interest-earning assets	3.60%	3.65%	3.63%	3.64%	3.68%
Cost of funds	0.24	0.24	0.23	0.22	0.22
Interest rate spread	3.36	3.41	3.40	3.42	3.46
Net interest margin	3.38	3.43	3.42	3.43	3.47
Return on average assets	2.79	20.40	1.19	0.96	0.94
Average equity to average assets	15.49	11.40	11.16	10.46	9.99
Non-interest expense to average assets	4.06	4.41	4.05	4.63	4.13
Per Share:
Basic earnings per common share	$1.64	$11.42	$0.66	$0.56	$0.55
Diluted earnings per common share	1.62	11.37	0.65	0.55	0.55
Dividends per common share	—	—	—	—	—
Book value per common share	37.49	35.68	24.66	23.85	23.22
Financial Condition:
Total assets	$2,236,845	$2,205,595	$2,094,161	$2,082,379	$2,106,520
Loans held for sale	8,408	13,513	8,317	6,594	4,937
Loans held for investment, net	1,519,658	1,521,534	1,510,202	1,524,439	1,509,246
Deposits	1,829,916	1,820,792	1,818,999	1,814,171	1,858,807
Borrowed funds	12,581	12,737	12,872	13,752	13,060
Stockholders’ equity	359,871	342,620	236,857	227,663	214,709
Allowance for loan losses	29,525	47,037	47,037	47,037	47,037
Non-performing assets (2)	39,323	44,805	55,686	70,606	85,077

(1)	Annualized when appropriate.

(2)	Non-performing assets consists of non-performing loans and OREO.
RESULTS OF OPERATIONS
Overview – Three Months Ended September 30, 2015
Net income from operations for the three months ended September 30, 2015, increased $10.5 million to $15.5 million from $5.0 million in the quarter ended September 30, 2014. Net interest income decreased $272,000 while a negative provision for loan loss of $22.4 million was recorded. Non-interest income increased $706,000 and non-interest expense increased $637,000. The discussion that follows in this section provides details regarding these results for the three month period ended September 30, 2015.

Net Interest Income
The following table shows the Company’s average balances, interest, average rates, the spread between the average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2015 and 2014, respectively. The average balances are derived from daily balances.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,210,530	$12,606	4.17%	$1,190,522	$12,631	4.24%
Consumer loans	317,396	3,626	4.57	346,236	4,146	4.79
Commercial business loans	40,461	433	4.28	16,252	267	6.57
Total loans held for investment (2) (3)	1,568,387	16,665	4.25	1,553,010	17,044	4.39
Investment securities - AFS (4)	341,796	1,556	1.82	294,105	1,450	1.97
Investment securities - HTM	8,915	104	4.67	—	—	N/A
Interest-earning deposits	117,618	78	0.27	162,329	103	0.25
Federal Home Loan Bank stock	11,940	15	0.50	11,940	15	0.50
Total interest-earning assets	2,048,656	18,418	3.60	2,021,384	18,612	3.68
Non-interest-earning assets	172,709			99,560
Total assets	$2,221,365			$2,120,944
Interest-Bearing Liabilities
Demand deposits	$1,050,124	391	0.15	$1,023,487	282	0.11
Regular savings	377,654	92	0.10	365,876	90	0.10
Certificates of deposit	406,953	585	0.58	482,999	622	0.52
Total deposits	1,834,731	1,068	0.23	1,872,362	994	0.21
Borrowed funds	13,860	64	1.85	14,520	60	1.65
Total interest-bearing liabilities	1,848,591	1,132	0.24	1,886,882	1,054	0.22
Non-interest-bearing liabilities	28,744			22,186
Total liabilities	1,877,335			1,909,068
Stockholders’ equity	344,030			211,876
Total liabilities and stockholders’ equity	$2,221,365			$2,120,944
Net interest income/interest rate spread (5)		$17,286	3.36%		$17,558	3.46%
Net interest-earning assets	$200,065			$134,502
Net interest margin (6)			3.38%			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.82%			107.13%

(1)	Annualized.

(2)	For the purpose of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(3)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

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

Net interest income decreased $272,000, or 1.5%, to $17.3 million for the three months September 30, 2015, from $17.6 million for the comparable prior year period. Interest income decreased $194,000, or 1.0%, for the three months ended September 30, 2015, compared to $18.6 million for the three months ended September 30, 2014, due to an eight basis point decrease in average yields to 3.60% from the comparable quarter in 2014 of 3.68%.
The average balance of loans held for investment increased $15.4 million to $1.57 billion from September 30, 2014, interest-earning deposits decreased $44.7 million to $117.6 million and the average balance of investment securities available for sale increased $47.7 million to $341.8 million for the three months ended September 30, 2015. These fluctuations were primarily due to loan originations exceeding repayments during the period and excess liquidity being invested into securities. The decline in the average asset yield was the result of the interest rate environment over the last several years. Non-interest-earning assets increased $73.1 million, primarily due to the reversal of the Company's deferred tax asset valuation allowance.
Interest expense increased $78,000, or 7.4%, to $1.1 million for the three months ended September 30, 2015 from the comparable quarter in 2014. The average cost of interest-bearing liabilities increased 2 basis points to 0.24% for the three months ended September 30, 2015, from 0.22% for the comparable period in 2014, while the average balance of interest-bearing liabilities decreased $38.3 million to $1.85 billion for the three months ended September 30, 2015, from $1.89 billion for the three months ended September 30, 2014.
The average balance of deposits decreased $37.7 million to $1.83 billion for the three months ended September 30, 2015, from $1.87 billion in the prior year period. The decrease was primarily due to a decrease of $76.0 million, to $407.0 million in average certificates of deposit for the three months ended September 30, 2015, from $483.0 million in the comparable prior year period. The decline in average certificates was offset by a net increase in average checking and money market accounts of $26.6 million and saving accounts of $11.8 million which was the result of customers converting their matured certificates of deposit into more liquid deposit products due to the low interest rate environment. Branch sales resulted in deposit decreases of $16.6 million on December 31, 2014 related to the Richland Center branch sale, $11.2 million on May 15, 2015 related to the Viroqua branch sale and $11.9 million, on September 25, 2015 related to the Winneconne branch sale, contributing to the decline in the average deposits at September 30, 2015. The average cost of deposits increased 2 basis points to 0.23% for the three month period ended September 30, 2015 from the same period in 2014.
The interest rate spread decreased ten basis points to 3.36% for the three months ended September 30, 2015, compared to 3.46% for the prior year period. Net interest margin was 3.38% for the three months ended September 30, 2015, a decrease of nine basis points from 3.47% for the three months ended September 30, 2014. The decrease in net interest margin was due to a $194,000 decrease in interest income coupled with an increase in interest expense of $78,000 and a $27.3 million increase in total average interest-earning assets between the three month periods ended September 30, 2015 and 2014.
The ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.82% for the three months ended September 30, 2015, from 107.13% at September 30, 2014. This increase was primarily due to the $38.3 million decrease in average interest-bearing liabilities during the three months ended September 30, 2015 from the same period in 2014.
Provision for Loan Losses

The negative provision for loan losses of $22.4 million for the three months ended September 30, 2015, compared to a negative provision for loan loss of $1.3 million for the comparable prior year period, was due to significant recoveries in consecutive quarters, improvements in the credit quality of the loan portfolio and the continued reduction of historical loss rates.
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

Non-Interest Income
The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$2,633	$2,626	$7	0.3%
Investment and insurance commissions	976	1,015	(39)	(3.8)
Loan fees	596	262	334	127.5
Loan servicing income, net of amortization	500	705	(205)	(29.1)
Loan processing fee income	352	266	86	32.3
Net impairment losses recognized in earnings	—	(30)	30	(100.0)
Net gain on sale of loans	1,470	837	633	75.6
Net gain on sale of investment securities	—	482	(482)	N/M
Net gain on sale of OREO	719	987	(268)	(27.2)
Net gain (loss) on disposal of premises and equipment	359	(7)	366	N/M
Net gain on sale of branch	538	—	538	N/M
Other income	578	872	(294)	(33.7)
Total non-interest income	$8,721	$8,015	$706	8.8%
N/M = Not Meaningful
Non-interest income increased $706,000, or 8.8%, to $8.7 million for the three months ended September 30, 2015, from $8.0 million for the prior year period. Net gain on sale of loans increased $633,000 to $1.5 million for the three months ended September 30, 2015, from $837,000 for the prior year period primarily due to higher loan volume in 2015 as a result of lower rates. Gain on sale of investment securities decreased $482,000 as there were no sales in the current year period. Net gain on sale of branch of $538,000 in the three months ended September 30, 2015 was recognized on the sale of the Winneconne branch operations on September 25, 2015. Net gain (loss) on disposal of premises and equipment increased $366,000 for the three months ended September 30, 2015 with $294,000 of the gain attributed to the Winneconne branch sale. Loan fees increased $334,000 primarily due to fees collected from the interest rate swap arrangements for certain commercial lending customers. Other income decreased $294,000 due primarily to decreases in gain on transfers to other real estate of $228,000 in the three months ended September 30, 2015.

Non-Interest Expense
The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,843	$10,872	$(29)	(0.3)%
Occupancy	1,596	1,685	(89)	(5.3)
Furniture and equipment	742	758	(16)	(2.1)
Federal deposit insurance premiums	579	701	(122)	(17.4)
Data processing	1,423	1,340	83	6.2
Communications	448	611	(163)	(26.7)
Marketing	727	962	(235)	(24.4)
OREO expense, net	962	2,999	(2,037)	(67.9)
Investor loss reimbursement	(1)	136	(137)	N/M
Mortgage servicing rights impairment (recovery)	93	(53)	146	N/M
Provision for unfunded commitments	258	(2,401)	2,659	110.7
Loan processing and servicing expense	583	577	6	1.0
Retail operations expense	698	651	47	7.2
Legal services	279	502	(223)	(44.4)
Other professional fees	549	404	145	35.9
Insurance	242	259	(17)	(6.6)
Lease termination expense	1,454	—	1,454	N/M
Other expense	1,077	1,912	(835)	(43.7)
Total non-interest expense	$22,552	$21,915	$637	2.9%
N/M = Not Meaningful
Non-interest expense increased $637,000, or 2.9%, to $22.6 million for the three months ended September 30, 2015, from $21.9 million for the prior year period. Provision for unfunded commitments increased $2.7 million due to the release of a specific reserve of $2.7 million related to the settlement of the Village of Kronewetter loan commitment litigation in the quarter ended September 30, 2014 and lease termination expense increased $1.5 million due to the recognition of the expense related to the operational efficiency initiatives completed in the quarter ended September 30, 2015. See Note 1 to the Unaudited Consolidated Financial Statements contained in Item 1.
These increases were offset with OREO expense decreasing $2.0 million primarily due to a decline in OREO inventory compared to the prior year period. Within OREO expense, the provision for OREO losses declined $1.6 million and OREO taxes declined $351,000 compared to the three months ended September 30, 2014. Offsetting these reductions was a decrease in OREO income of $329,000 due to the reduced number of income producing OREO properties. Other expense decreased $835,000 primarily due to the settlement of the Village of Kronenwetter litigation in the quarter ended September 30, 2014.
Income Taxes
Income tax expense of $10.4 million was recorded for the three month period ended September 30, 2015, compared to no income tax expense in the prior year period. During the second quarter of 2015, as a result of management’s periodic assessment of the deferred tax asset position, the Company substantially reversed its valuation allowance. The Company also determined that it is more likely than not that it will be able to realize substantially all of the state deferred tax asset, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. During the quarter ended September 30, 2015, no change to the $5.9 million valuation allowance was necessary. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.

Overview – Nine Months Ended September 30, 2015
Net income from operations for the nine months ended September 30, 2015, increased $119.6 million to $129.1 million from $9.5 million in the prior year period. The increase in net income was primarily the result of an income tax benefit, net of year-to-date tax provision, of $92.6 million from the reversal of substantially all of the Company’s valuation allowance against its deferred tax asset in the second quarter of 2015. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1. In addition, a negative provision for loan loss of $24.4 million was recorded. Net interest income decreased $2.0 million. Non-interest income increased $5.6 million and non-interest expense decreased $299,000. The discussion that follows in this section provides details regarding these results for the nine month period ended September 30, 2015.

Net Interest Income
The following table shows the Company’s average balances, interest, average rates, the spread between the average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2015 and 2014, respectively. The average balances are derived from daily balances.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,205,328	$37,510	4.15%	$1,196,369	$38,747	4.32%
Consumer loans	324,002	11,135	4.58	353,011	12,648	4.78
Commercial business loans	38,316	1,537	5.35	19,814	846	5.69
Total loans held for investment (2) (3)	1,567,646	50,182	4.27	1,569,194	52,241	4.44
Investment securities - AFS (4)	325,204	4,476	1.84	289,304	4,478	2.06
Investment securities - HTM	3,319	115	4.62	—	—	N/A
Interest-earning deposits	116,738	226	0.26	141,218	262	0.25
Federal Home Loan Bank stock	11,940	44	0.49	11,940	49	0.55
Total interest-earning assets	2,024,847	55,043	3.62	2,011,656	57,030	3.78
Non-interest-earning assets	109,456			98,982
Total assets	$2,134,303			$2,110,638
Interest-Bearing Liabilities
Demand deposits	$1,043,744	1,115	0.14	$1,016,808	883	0.12
Regular savings	355,090	259	0.10	341,087	263	0.10
Certificates of deposit	422,594	1,720	0.54	507,250	1,969	0.52
Total deposits	1,821,428	3,094	0.23	1,865,145	3,115	0.22
Borrowed funds	14,358	183	1.70	14,817	180	1.62
Total interest-bearing liabilities	1,835,786	3,277	0.24	1,879,962	3,295	0.23
Non-interest-bearing liabilities	26,246			21,831
Total liabilities	1,862,032			1,901,793
Stockholders’ equity	272,271			208,845
Total liabilities and stockholders’ equity	$2,134,303			$2,110,638
Net interest income/interest rate spread (5)		$51,766	3.38%		$53,735	3.55%
Net interest-earning assets	$189,061			$131,694
Net interest margin (6)			3.41%			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.30%			107.01%

(1)	Annualized.

(2)	For the purpose of these computations, nonaccrual loans are included in the average loan amounts outstanding.

(3)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

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

Net interest income decreased $2.0 million, or 3.7%, to $51.8 million for the nine months September 30, 2015, from $53.7 million for the comparable prior year period. Interest income decreased $2.0 million, or 3.5%, to $55.0 million for the nine months ended September 30, 2015, compared to $57.0 million for the nine months ended September 30, 2014, due to a sixteen basis point decrease in average yields to 3.62% from the comparable quarter in 2014 of 3.78%.
The average balance of loans held for investment decreased $1.6 million to $1.57 billion from September 30, 2014, interest-earning deposits decreased $24.5 million to $116.7 million and the average balance of investment securities available for sale increased $35.9 million to $325.2 million in the nine months ended September 30, 2015. These fluctuations were primarily due to loan repayments exceeding loan originations during the period and the resulting excess liquidity being invested into securities. The decline in the average asset yield was the result of the interest rate environment over the last several years.
Interest expense decreased $18,000, or 0.5%, to $3.3 million for the nine months ended September 30, 2015, from $3.3 million for the prior year period. The average cost of interest-bearing liabilities increased 1 basis point to 0.24% for the nine months ended September 30, 2015, from 0.23% for the same period in 2014, while the average balance of interest-bearing liabilities decreased $44.2 million to $1.84 billion for the nine months ended September 30, 2015, from $1.88 billion for the nine months ended September 30, 2014.
The average balance of deposits decreased $43.7 million to $1.82 billion for the nine months ended September 30, 2015, from $1.87 billion in the prior year period. The decrease was primarily due to a decrease of $84.7 million, to $422.6 million in average certificates of deposit for the nine months ended September 30, 2015, from $507.3 million in the prior year period. The decline in average certificates was offset by a net increase in average checking and money market accounts of $26.9 million and saving accounts of $14.0 million which was the result of customers converting their matured certificates of deposit into more liquid deposit products due to the low interest rate environment. Branch sales resulted in deposit decreases of $16.6 million, on December 31, 2014 related to the Richland Center branch sale, $11.2 million on May 15, 2015 related to the Viroqua branch sale and $11.9 million on September 25, 2015 related to the Winneconne branch sale, contributing to the decline in the average deposits at September 30, 2015. The average cost of deposits increased 1 basis point to 0.23% in the nine month period ending September 30, 2015, from 0.22% in the nine month period ending September 30, 2014.
The interest rate spread decreased 17 basis points to 3.38% for the nine months ended September 30, 2015, compared to 3.55% for the prior year period. Net interest margin was 3.41% for the nine months ended September 30, 2015, a decrease of fifteen basis points from 3.56% for the nine months ended September 30, 2014. The decrease in net interest margin was due to a $2.0 million decrease in net interest income coupled with a $13.2 million increase in total average interest-earning assets between 2015 and 2014.
The ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.30% for the nine months ended September 30, 2015, from 107.01% for the prior year period. This increase was primarily due to the $44.2 million decrease in average interest-bearing liabilities during 2015.
Provision for Loan Losses

The negative provision for loan losses of $24.4 million for the nine months ended September 30, 2015, compared to a negative provision for loan loss of $1.3 million for the comparable prior year period, was due to significant recoveries in consecutive quarters, improvements in the credit quality of the loan portfolio and the continued reduction of historical loss rates.
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

Non-Interest Income
The following table presents non-interest income by major category for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$7,597	$7,415	$182	2.5%
Investment and insurance commissions	3,123	3,002	121	4.0
Loan fees	1,506	713	793	111.2
Loan servicing income, net of amortization	1,560	2,219	(659)	(29.7)
Loan processing fee income	978	605	373	61.7
Net impairment losses recognized in earnings	—	(64)	64	N/M
Net gain on sale of loans	4,983	2,127	2,856	134.3
Net gain on sale of investment securities	63	783	(720)	(92.0)
Net gain on sale of OREO	2,929	2,188	741	33.9
Net gain (loss) on disposal of premises and equipment	1,691	(83)	1,774	N/M
Net gain on sale of branch	986	—	986	N/M
Other income	1,783	2,652	(869)	(32.8)
Total non-interest income	$27,199	$21,557	$5,642	26.2%
N/M = Not Meaningful
Non-interest income increased $5.6 million, or 26.2%, to $27.2 million for the nine months ended September 30, 2015, from $21.6 million for the prior year period. Net gain on sale of loans increased $2.9 million to $5.0 million for the nine months ended September 30, 2015, from $2.1 million for the prior year period primarily due to higher loan volume in 2015 as a result of lower rates. Net gain (loss) on disposal of premises and equipment increased $1.8 million for the nine months ended September 30, 2015, from a $83,000 loss recorded in the prior year period. A gain was recorded in the quarter ended June 30, 2015, for the sale of the Appleton Fox Drive branch building of $1.4 million as part of the Bank’s strategy to consolidate retail banking to create efficiencies in the branch network. In the quarter ended September 30, 2015 a net gain on sale of branch was recorded for $294,000 as part of the Winneconne branch sale.
Loan fees increased $793,000 primarily due to fees collected from the interest rate swap arrangements for certain commercial lending customers which started in the first quarter of 2015. Net gain on sale of OREO increased $741,000 from the prior year period due to sales volume and improved gains per property sold. Net gain on sale of branches of $986,000 in the nine months ended September 30, 2015, was recognized on the sale of the Viroqua branch operations on May 15, 2015 and the Winneconne branch operations on September 25, 2015.
Loan servicing income decreased $659,000 from the prior year period and net gain on sale of investment securities decreased $720,000 as a result of securities sales net of gains/losses of $11.4 million for the nine months ended September 30, 2014. Other income decreased $869,000 due to rental income declining $270,000 and no IDI real estate partnership income being recorded in the nine months ended September 30, 2015 compared to IDI real estate partnership income of $346,000 in the nine months ended September 30, 2014.

Non-Interest Expense
The following table presents non-interest expense by major category for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$36,001	$32,773	$3,228	9.8%
Occupancy	5,314	5,537	(223)	(4.0)
Furniture and equipment	2,208	2,315	(107)	(4.6)
Federal deposit insurance premiums	1,936	2,449	(513)	(20.9)
Data processing	4,420	4,026	394	9.8
Communications	1,432	1,647	(215)	(13.1)
Marketing	1,914	2,494	(580)	(23.3)
OREO expense, net	1,935	6,451	(4,516)	(70.0)
Investor loss reimbursement	(374)	50	(424)	N/M
Mortgage servicing rights impairment (recovery)	(328)	42	(370)	N/M
Provision for unfunded commitments	549	(1,621)	2,170	(133.9)
Loan processing and servicing expense	2,021	1,853	168	9.1
Retail operations expense	1,949	1,890	59	3.1
Legal services	996	1,457	(461)	(31.6)
Other professional fees	1,589	1,162	427	36.7
Insurance	717	775	(58)	(7.5)
Lease termination expense	1,454	—	1,454	N/M
Other expense	3,055	3,787	(732)	(19.3)
Total non-interest expense	$66,788	$67,087	$(299)	(0.4)%
N/M = Not Meaningful
Non-interest expense decreased $299,000, or 0.4%, to $66.8 million for the nine months ended September 30, 2015, from $67.1 million for the prior year period. The decrease was primarily the result of OREO expense decreasing $4.5 million due to a decline in OREO inventory compared to the prior year period. Within OREO expense, the provision for OREO losses declined $3.4 million and OREO operating expenses declined $707,000 compared to the nine months ended September 30, 2014. Offsetting these reductions was a decrease in OREO income of $1.1 million due to the reduced number of income producing OREO properties. In addition, the Bank recorded MSR recovery of $328,000 compared to MSR impairment of $42,000 in the nine month periods ended September 30, 2015 and 2014, respectively, as well as other smaller reductions in marketing and legal services. Other expense decreased $732,000 primarily due to the settlement of the village of Kronenwetter litigation in the quarter ended September 30, 2014.
Offsetting these decreases was an increase in compensation and benefits of $3.2 million to $36.0 million due to an increase in restricted stock grant expense of $1.4 million compared to the prior year period and one-time retention and severance expense of $2.0 million related to the operational efficiency initiatives. Provision for unfunded commitments increased $2.2 million, to $549,000 for the nine months ended September 30, 2015 related to the settlement of the release of a specific reserve of $2.7 million related to the Village of Kronewetter loan commitment litigation in the quarter ended September 30, 2014. Lease termination expense increased $1.5 million due to the recognition of the expense related to the operational efficiency initiatives completed in the quarter ended September 30, 2015. See Note 1 to the Unaudited Consolidated Financial Statements contained in Item 1.
Income Taxes
Income tax benefit, net of year to date tax provision, of $92.6 million was recorded for the nine month period ended September 30, 2015, compared to income tax expense of $10,000 in the prior year period. During the second quarter of 2015, as a result of management’s periodic assessment of the deferred tax asset position, the Company substantially reversed its valuation allowance. The Company also determined that it is more likely than not that it will be able to realize substantially all of the state deferred tax asset, with the exception of $5.9 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. During the quarter ended September 30, 2015, no change to the $5.9 million valuation allowance was necessary. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1.
FINANCIAL CONDITION
Comparison of Financial Condition at September 30, 2015 and December 31, 2014
Total assets increased $154.5 million, or 7.4%, to $2.24 billion at September 30, 2015, from $2.08 billion at December 31, 2014, primarily due to the reversal of the Company's deferred tax asset valuation allowance. The Company’s deferred tax asset increased to $92.1 million as a result of the reversal of substantially all of the Company’s valuation allowance against its net deferred tax asset during the second quarter of 2015. See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained in Item 1. In addition, investment securities available for sale increased $46.9 million, investment securities held to maturity increased $15.5 million, cash and cash equivalents increased $8.6 million, loans held for sale increased $1.8 million and premises and equipment, net increased $2.7 million. These increases were partially offset by a $4.8 million decrease in loans held for investment, net and a $10.9 million decrease in other real estate owned, net.
The $8.6 million, or 5.8%, increase in cash and cash equivalents along with the $62.4 million, or 21.2%, increase in investment securities was the result of investment purchases of $122.1 million offset by principal repayments of $51.3 million and sales net of gains/losses of $14.6 million.
Total liabilities increased $22.3 million or 1.2% to $1.88 billion at September 30, 2015, from $1.85 billion at December 31, 2014. The increase was primarily due to a $15.7 million, or 0.9%, increase in deposits with an increase in money market accounts of $12.9 million and an increase in savings accounts of $11.8 million which was the result of customers converting their matured certificates of deposit into more liquid deposit products due to the low interest rate environment. These increases were offset by a decrease in certificates of deposit of $46.7 million and a decrease in checking accounts of $15.8 million. Advance payments by borrowers for taxes and insurance increased $51.7 million between periods, due to the timing of tax and insurance payments. Other liabilities increased $7.7 million since December 31, 2014 primarily due to an accrual of $5.0 million to recognize the commitment to purchase a security that will settle in October.
Stockholders’ equity increased $132.2 million, or 58.1%, to $359.9 million at September 30, 2015, from $227.7 million at December 31, 2014. The increase was primarily due to net income for the nine months ended September 30, 2015, of $129.1 million primarily due to the reversal of substantially all of the Company’s deferred tax valuation allowance.
RISK MANAGEMENT
The Bank encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management process.
Risk Management Philosophy
The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize stockholder value. We have made significant and year over year improvements in reducing the level of non-performing assets (total non-performing loans and OREO) since 2010. While improvements have occurred, the Bank desires to further lower its amount of OREO and non-performing loans.
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
Although the Board of Directors (the “Board”) is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, reviews risk profiles and discusses key risk issues. The Chief Risk Officer is in charge of overseeing all risk management. The internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and the Audit Committee of the Board.
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
Non-Performing Loans
The composition of non-performing loans is summarized as follows:

	September 30, 2015			December 31, 2014
	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans	Non- Performing Loans	Percent of Non- Performing Loans	Percent of Total Gross Loans
	(Dollars in thousands)
Residential	$5,261	35.8%	0.34%	$5,873	16.7%	0.37%
Commercial and industrial	163	1.1	0.01	33	0.1	—
Land and construction	3,835	26.1	0.25	17,195	48.9	1.09
Multi-family	1,208	8.2	0.08	3,566	10.2	0.23
Retail/office	2,217	15.1	0.14	3,970	11.3	0.25
Other commercial real estate	1,119	7.6	0.07	3,622	10.3	0.23
Education (1)	196	1.3	0.01	205	0.6	0.01
Other consumer	712	4.8	0.05	651	1.9	0.04
Total	$14,711	100.0%	0.95%	$35,115	100.0%	2.22%

(1)	Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $6.3 million and $6.6 million at September 30, 2015 and December 31, 2014, respectively.

The following is a summary of non-performing loan activity:

	Non- Performing Loans December 31, 2014	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Net (Charge Off)/ Recovery	Non- Performing Loans September 30, 2015	Remaining Balance of Loans	Associated ALLL
	(In thousands)
Residential	$5,873	$2,682	$(1,132)	$(1,341)	$(1,461)	$640	$5,261	$512,661	$5,453
Commercial and industrial	33	81	—	(584)	(476)	1,109	163	22,608	434
Land and construction	17,195	53	—	(41)	(14,856)	1,484	3,835	151,207	8,343
Multi-family	3,566	—	—	(249)	(3,832)	1,723	1,208	277,056	4,467
Retail/office	3,970	887	(124)	(468)	(2,460)	412	2,217	138,047	5,412
Other commercial real estate	3,622	601	—	(300)	(3,316)	512	1,119	129,376	1,520
Education	205	—	—	—	(9)	—	196	94,748	342
Other consumer	651	1,226	(245)	—	(480)	(440)	712	219,598	3,554
Total	$35,115	$5,530	$(1,501)	$(2,983)	$(26,890)	$5,440	$14,711	$1,545,301	$29,525
Non-performing loans decreased $20.4 million during the nine months ended September 30, 2015. The loan categories with the largest decline in non-performing loans were land and construction of $13.4 million, commercial real estate of $2.5 million and multi-family of $2.4 million.

The interest income that would have been recorded during the three and nine months ended September 30, 2015, if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $838,000 and $2.4 million, respectively.
Non-Performing Assets
The composition of non-performing assets and related credit metrics are summarized as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans - excluding troubled debt restructurings	$7,985	$18,632
Troubled debt restructurings - nonaccrual	6,726	16,483
OREO	24,612	35,491
Total non-performing assets	$39,323	$70,606
Non-performing loans to gross loans	0.94%	2.22%
Non-performing assets to total assets	1.76	3.39
Allowance for loan losses to gross loans	1.89	2.97
Allowance for loan losses to non-performing loans	200.70	133.95
Allowance for loan losses plus OREO valuation allowance to non-performing assets	112.74	95.77

Loans modified in a troubled debt restructuring (“TDRs”) that are currently on nonaccrual status will remain on nonaccrual status for a period of at least six months, or a longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR.

The following is a summary of non-performing asset activity for the nine months ended September 30, 2015:

	Non-Performing Loans (1)	Other Real Estate Owned (OREO)	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2014	$35,115	$35,491	$70,606
Additions	5,530	—	5,530
Transfer of loans to OREO	(2,983)	2,983	—
Transfer of premises to OREO	—	1,133	1,133
Returned to accrual status	(1,501)	—	(1,501)
Sales	—	(13,970)	(13,970)
Loan (charge-offs)/recoveries	5,440	—	5,440
OREO valuation adjustments, net	—	(1,192)	(1,192)
Capitalized improvements	—	167	167
Payments	(26,890)	—	(26,890)
Balance at September 30, 2015	$14,711	$24,612	$39,323

(1)
Total non-performing loans exclude the guaranteed portion of education loans of $6.3 million and $6.6 million that are 90 days or more past due but still accruing interest at September 30, 2015 and December 31, 2014, respectively.

Loan Delinquencies 30 Days and Over
The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated.

	September 30, 2015		December 31, 2014
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$4,681	0.30%	$5,795	0.37%
60 to 89 days	3,054	0.20	3,097	0.20
90 days and over	10,263	0.65	20,338	1.28
Total	$17,998	1.15%	$29,230	1.85%
Loans delinquent 30 days and over decreased $11.2 million to $18.0 million at September 30, 2015, from $29.2 million at December 31, 2014 as a result of increased monitoring, loss mitigation and improved economic conditions.
Impaired Loans
At September 30, 2015, the Company identified $71.6 million of loans as impaired, which includes $56.9 million of performing TDRs. At December 31, 2014, impaired loans were $95.3 million, which included $60.2 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following is additional information regarding impaired loans.

	September 30, 2015	December 31, 2014
	(In thousands)
Carrying amount of impaired loans	$66,342	$86,844
Recorded investment	71,632	95,285
Troubled debt restructurings - accrual (1)	56,921	60,170
Loans and troubled debt restructurings on nonaccrual status	14,711	35,115
Troubled debt restructurings - nonaccrual (2)	6,726	16,483
Nonaccrual loans - excluding troubled debt restructurings (2)	7,985	18,632
Troubled debt restructurings valuation allowance	4,642	8,593
Loans past due ninety days or more and still accruing (3)	6,334	6,613

(1)	Includes pass rated TDR accruing loans of $54.1 million and $55.4 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Troubled debt restructurings - nonaccrual are included in the loans and troubled debt restructurings on non- accrual status line item above.

(3)
Represents the guaranteed portion of education loans that were 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

Interest income recognized on impaired loans on a cash basis was $2.4 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed appropriate by management to absorb probable and estimable losses inherent in the held for investment loan portfolio and is based on the size and current risk characteristics of the held for investment loan portfolio; an assessment of individual impaired loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change. Therefore, the allowance for loan losses accounts for elements of imprecision and estimation risk inherent in the calculation.
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
The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all nonaccrual loans and troubled debt restructurings. Troubled debt restructurings are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally offer. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent, is less than the carrying value of the loan. Cash collections on nonaccrual loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable.
The specific allowance component relates to impaired loans, loans reported as TDR and loans graded substandard or below. The Company has certain loans rated substandard which are not classified as impaired based on the facts of the credit. For these non-impaired and substandard loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under Accounting Standards Codification 450-20. These non-impaired substandard loans exist primarily in the commercial and industrial and commercial real estate segments. For impaired loans, an allowance for loan losses is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan.

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

On a quarterly basis the Company analyzes its general allowance methodology and has determined it is necessary to increase the historical loss period by an additional quarter. For the quarter ended September 30, 2015, the Bank utilized a fourteen quarter look-back period compared to a thirteen quarter look-back period for the quarter ended June 30, 2015. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at September 30, 2015, was a $386,000 increase in the required reserve as compared to the previous methodology. Management will continue to analyze the historical loss period utilized on a quarterly basis.
Management adjusts historical loss factors based on the following qualitative factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Bank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.
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

The following table presents the ALLL by component:

	September 30, 2015	December 31, 2014
	(In thousands)
General reserve	$21,045	$34,027
Specific reserve:
Substandard rated loans, excluding TDR accrual	3,190	4,569
Impaired loans	5,290	8,441
Total allowance for loan losses	$29,525	$47,037
The following table presents the unpaid principal balance of loans by risk category:

	September 30, 2015	December 31, 2014
	(In thousands)
Pass	$1,464,353	$1,465,224
Special mention	11,381	6,243
Total pass and special mention rated loans	1,475,734	1,471,467
Substandard rated loans, excluding TDR accrual (1)	12,646	16,353
TDRs - accrual (2)	56,921	60,170
Nonaccrual	14,711	35,115
Total impaired loans	71,632	95,285
Total gross loans	$1,560,012	$1,583,105

(1)	Includes residential and consumer loans identified as substandard that are not on nonaccrual.

(2)	Includes pass rated TDR accruing loans of $54.1 million and $55.4 million at September 30, 2015 and December 31, 2014, respectively.
The following table presents credit risk metrics related to the ALLL:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
General reserve/pass and special mention loans	1.4%	2.3%
Substandard reserve/substandard loans	25.2%	27.9%
Other specific reserves/impaired loans	7.4%	8.9%

The ratio of the general reserve for loan losses to pass and special mention rated loans has decreased to 1.4% at September 30, 2015 from 2.3% at December 30, 2014 as a result of the reduction of the reserve. The substandard reserve for loan losses to substandard loans has decreased year over year based on management’s assessment of risk and potential for loss. The ratio of other specific reserves for loan losses to impaired loans has decreased in 2015 from 2014 based on significantly lower levels of impaired loans during 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$47,037	$49,175	$47,037	$65,182
Charge-offs:
Residential	(137)	(194)	(558)	(1,856)
Land and construction	—	(3,174)	(862)	(6,802)
Multi-family	—	—	(37)	(883)
Retail/office	(1)	(84)	(410)	(6,708)
Other commercial real estate	(116)	(2)	(119)	(769)
Consumer	(331)	(380)	(958)	(1,815)
Commercial and industrial	—	(168)	(106)	(5,123)
Total charge-offs	(585)	(4,002)	(3,050)	(23,956)
Recoveries:
Residential	149	31	1,346	387
Land and construction	2,258	660	2,569	793
Multi-family	1,590	85	1,780	216
Retail/office	571	131	1,057	383
Other commercial real estate	435	455	1,001	2,497
Consumer	80	49	273	306
Commercial and industrial	400	1,757	1,922	2,533
Total recoveries	5,483	3,168	9,948	7,115
Net (charge-offs)/recoveries	4,898	(834)	6,898	(16,841)
Provision for loan losses	(22,410)	(1,304)	(24,410)	(1,304)
Allowance at end of period	$29,525	$47,037	$29,525	$47,037
Net (charge-offs)/recoveries to average loans held investment (1)	1.26%	(0.21)%	0.59%	(2.03)%

(1)	Annualized.
Total charge-offs of $585,000 and $3.1 million for the three and nine months ended September 30, 2015, respectively, decreased $3.4 million and $20.9 million from the three and nine months ended September 30, 2014, respectively. Total recoveries of $5.5 million and $9.9 million for the three and nine months ended September 30, 2015, respectively, increased $2.3 million and $2.8 million from the three and nine months ended September 30, 2014, respectively. The provision for loan losses decreased $21.1 million and $23.1 million compared to the three and nine months ended September 30, 2014.

Other Real Estate Owned, Net
OREO, net decreased $10.9 million during the nine months ended September 30, 2015 to $24.6 million. Individual properties included in OREO at September 30, 2015, with a recorded balance in excess of $1.0 million are listed below:

Description	Location	Carrying Value
		(In thousands)
Raw Land	Southeast Wisconsin	3,680
Raw Land	Northeast Wisconsin	$3,359
Commercial Building	South Central Wisconsin	2,415
Commercial Building	Northwest Wisconsin	1,539
Raw Land	Southeast Wisconsin	1,075
Commercial Lot	South Central Wisconsin	1,071
Other properties individually less than $1.0 million		11,473
		$24,612
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
Liquidity and Capital Resources
On an unconsolidated basis, the Company’s typical sources of funds could include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Company currently finances its operations through cash on hand and, to a lesser extent, interest on investments and dividends from its non-Bank subsidiary. A significant amount of our consolidated operating expenses are incurred by and paid by the Company’s subsidiaries. Net cash provided by operating activities during 2015 was $10.8 million while net cash used in investing activities was $39.8 million and cash provided by financing activities was $37.6 million. The Bank is currently not paying dividends.
The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and commercial banking businesses and wholesale funding sources such as FHLB of Chicago advances, other borrowings and broker CDs. As of September 30, 2015, the Company had outstanding borrowings from the FHLB of Chicago of $10.0 million. The total maximum credit capacity at the FHLB of Chicago based on the existing stock holding as of September 30, 2015, was $238.8 million, subject to collateral availability. Total remaining credit capacity based on the value of the existing collateral pledged was $519.7 million as of September 30, 2015, after considering other collateral requirements for letters of credit and our participation in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of September 30, 2015, the Bank had no borrowings outstanding from this source.
Loan Commitments
At September 30, 2015, the Bank had outstanding commitments to originate loans of $94.3 million and unused lines and letters of credit of $352.6 million.

Deposit and Borrowings
Scheduled maturities of certificates of deposits during the three months following September 30, 2015, amount to $67.8 million. Scheduled maturities of borrowings during the same period in 2015 total $2.6 million. Management believes adequate resources are available to fund all Bank commitments to the extent required.
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
MPF Program
The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $7.6 million at September 30, 2015, related to approximately $132.9 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.
FHLB of Chicago Advances
The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $622.3 million and $603.7 million at September 30, 2015 and December 31, 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities with a fair value of $60.7 million and $88.9 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.
Other
The Bank will enter into agreements with certain brokers that provide deposits obtained from their customers at specified interest rates for an identified fee, or so called "brokered deposits." Deposits gathered through the Certificate of Deposit Account Registry Service ("CDARS") are considered to be brokered deposits for regulatory purposes. At September 30, 2015 brokered deposits were $1.8 million compared to no brokered deposits at December 31, 2014.
Regulatory Capital
Under federal law and regulation the Company and the Bank are required to meet the Common Equity Tier 1 ("CET1") ratio, Tier 1 capital ratio, Total capital ratio and a Tier 1 leverage ratio. CET1 primarily consists of common stock, related surplus, net of Treasury stock, retained earnings less certain intangible assets and unrealized gains/losses on available for sale securities. Tier 1 capital is CET1 plus non-cumulative perpetual preferred stock less certain regulatory deductions. Total capital primarily consists of Tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

MARKET RISK MANAGEMENT
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. The Company is exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.
While the Company attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin, it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Company’s Board approved a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Company enters into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Company then mitigates this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Company’s objective with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. At September 30, 2015, the aggregate notional value of interest rate swaps with various commercial customers was $37.8 million.
Asset/Liability Management
The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of September 30, 2015, were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.
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
Management uses a simulation model for internal asset/liability management. The model uses maturity and repricing information for securities, loans, deposits and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income and expense of assets and liabilities. In addition, the model computes a theoretical market value of equity by estimating the market values of its assets and liabilities using present value methodology. The model also projects the effect on earnings and theoretical value under various interest rate change scenarios. The Company’s exposure to interest rates is reviewed on a monthly basis by management and the Board.
Net Interest Income Sensitivity Analysis
The Company performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at September 30, 2015 and December 31, 2014, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
September 30, 2015	4.6%	2.2%
December 31, 2014	5.0%	2.4%
As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.
As shown above, at September 30, 2015, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 4.6%. Overall net interest income sensitivity remains within the Company’s guidelines.
The changes in the Company’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for September 30, 2015, under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.
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
The Company also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of September 30, 2015, the projected changes for the market value of equity were within the Company’s policy limits.
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

REGULATORY DEVELOPMENTS
The Dodd-Frank Act
The Dodd-Frank Act imposes significant regulatory and compliance requirements on financial institutions, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Company. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.
Starting January 2015, under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions are also applicable to U.S. bank holding companies and savings and loan holding companies ("SLHCs"), and depository institutions and their holding companies are now subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework in 2013. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Company’s internal control over financial reporting was effective as of September 30, 2015.

Part II - Other Information

Item 1	Legal Proceedings.
In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.

Item 1A	Risk Factors.
In addition to the risk factors and other information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission ("SEC") on or about March 19, 2015. Those risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in our Annual Report on Form 10–K, this Quarterly Report on Form 10-Q and in other documents we file with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. This report, including the documents incorporated by reference herein, also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

Exhibit 101
The following financial statements from the Anchor BanCorp Wisconsin Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date: November 5, 2015	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: November 5, 2015	By:	/s/ William T. James
William T. James, Senior Vice President, Chief Financial Officer and Treasurer