Form 10-K
period 2015-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2016-03-11
CIK 885322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☒    No  ☐
As of February 29, 2016, 9,597,392 shares of the Registrant’s common stock were outstanding. The aggregate market value of the outstanding shares of common stock (based upon the $37.98 last sale price on June 30, 2015, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $287.1 million.
Documents Incorporated by Reference
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the 2016 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ANCHOR BANCORP WISCONSIN INC.
FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS
In the normal course of business, Anchor BanCorp Wisconsin Inc. (the "Company", “we”, “our”), in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. This annual report contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to business plans or strategies, projected or anticipated benefits from strategic transactions made by or to be made, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “project,” “continue,” “ongoing,” “expect,” “intend,” “plan,” “estimate” or similar expressions.
Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions, some of which are beyond our control, and as a result, actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in “Risk Factors,” as well as elsewhere in this report. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our ability to successfully execute the merger with Old National Bancorp (as defined later);

•	our ability to successfully transform our business and implement our business strategy;

•
the risk that even though we have reversed substantially all of the deferred tax asset valuation allowance, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future;

•	changes in the quality or composition of our loan and investment portfolios, other real estate owned values and the allowance for loan losses;

•	impact of potential impairment in a challenging economy;

•	the ability of AnchorBank, fsb (the "Bank"), the Company's wholly owned subsidiary, to pay dividends;

•	our ability to address our liquidity needs;

•	deterioration in the value of commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties about market interest rates;

•	demand for financial services, loss of customer confidence and customer deposit account withdrawals;

•
competitive pressures intensifying and affecting our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	security breaches of our information systems;

•
changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	soundness of other financial institutions with which we and the Bank engage in transactions;

•	the performance of third party investment products we offer;

•	environmental liability for properties which we own or to which we take title;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•
uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act (as defined later), the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; and

•	other risk factors included under “Risk Factors” in this report.
Undue reliance should not be put on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

ii

PART I

Item 1.	Business
General
Anchor BanCorp Wisconsin Inc. (the “Company,” “we”, “our”) is a savings and loan holding company formed in 1992 to be the holding company for AnchorBank, fsb (the “Bank” or “AnchorBank”). The Company is headquartered in Madison, Wisconsin. In 2013, the Company was reincorporated as a Delaware corporation. Through the Bank we offer a full range of retail and commercial banking services to customers through our branch and commercial office locations in Wisconsin. The Company’s strategy focuses on building a strong franchise with meaningful commercial banking market share and growing revenues complemented by operational efficiencies that can produce attractive risk-adjusted returns to enhance stockholder value.
The Company is regulated as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and regulated by the Federal Reserve Bank. For further discussion, please refer to the "Regulation and Supervision” section.
The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in 2000. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Company (“FDIC”).
The Bank’s core businesses listed below are dedicated to providing quality, personalized financial and investment services to local businesses and individuals:

•	Commercial banking division provides:

•	Cash management services;

•	Working capital lines of credit;

•	Loans for fixed asset purchases;

•	Lending for owner-occupied buildings;

•	Construction lending;

•	Commercial real estate lending including multi-family, retail, office and industrial; and

•	A full range of deposit products.

•	Retail banking division provides:

•	Investment and advisory services; and

•	A full range of consumer deposit and lending products, such as:

•	Checking accounts;

•	Interest-bearing checking accounts;

•	Savings accounts;

•	Money market accounts;

•	Certificates of deposit accounts;

•	Individual retirement accounts; and

•	Consumer lending, including home equity loans.

•	Retail lending division provides:

•	Residential mortgage lending;

•	Mortgage servicing; and

•	Home construction financing.
We believe our presence in the markets in which we serve, our local market knowledge and our ability to make responsive business decisions at the local level give us the ability to tailor our products and services to meet our customers' specific needs.
Business Combination
As previously announced on January 12, 2016, Evansville, Indiana based Old National Bancorp (NASDAQ: ONB) ("Old National") and the Company jointly announced the execution of a definitive agreement under which Old National will acquire the Company through a stock and cash merger.
Under the terms of the agreement, the Company's stockholders may elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of the Company they hold, subject to the restriction that no more than 40% of the outstanding shares of the Company may receive cash. Based on Old National’s 10-day average closing share price through January 8, 2016, of $13.34, this represents a total transaction value of approximately $461.0 million. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain limited circumstances as provided in the merger agreement. The definitive merger agreement has been unanimously approved by the Board of both Old National and the Company. The transaction remains subject to regulatory approval and the vote of the Company's stockholders. The transaction is anticipated to close in the second quarter of 2016.
Our Path to the Present
As a result of the last economic downturn, beginning in fiscal 2009 we experienced significant operating losses, high levels of under-performing assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by our banking regulators. The Company had credit obligations under a credit facility which we were unable to repay. As a consequence of the financial crisis and related challenges, on June 26, 2009, the Company and the Bank each consented to the issuance of an Order to Cease and Desist (individually, the “Company Order” and the “Bank Order”, respectively and collectively the “C&D Orders”). The C&D Orders were administered by the governing regulatory bodies of the Company and the Bank and required, among other things, a larger capital ratio and the submission of a capital restoration plan along with a revised business plan.
In late 2009, in an effort to raise necessary capital, we issued Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “TARP Preferred Stock”) and warrants to purchase common stock (the “TARP Warrant”) to the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”). Thereafter, we and our advisors negotiated with the lenders and U.S. Bank National Association (“U.S. Bank”), as administrative agent (the “Administrative Agent”) for the lenders under the credit facility ("the Credit Agreement"), and with the U.S. Treasury, for a satisfactory settlement of our outstanding obligations. For further discussion please refer to the “Senior Debt Settlement” section below.
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
The following is a summary of the transactions consummated in connection with the Plan of Reorganization. Also see Note 2 to the Consolidated Financial Statements in Item 8.

•	Delaware Conversion and Reverse Stock Split
Pursuant to the Plan of Reorganization, on September 25, 2013, we converted from a Wisconsin Corporation to a Delaware Corporation. The Certificate of Incorporation filed in Delaware as the result of the conversion was amended in October 2013 when we effected a reverse stock split (the “Reverse Stock Split”) reducing the authorized shares to 11,900,000 shares of common stock, par value $0.01 per share, and 100,000 shares of preferred stock, par value $0.01 per share. We sometimes refer to the Certificate of Incorporation, as amended, as the “Amended Charter.”

•	Private Placements
In connection with the Plan of Reorganization, we entered into stock purchase agreements (the “Investor SPAs”) with certain investors for the purchase and sale of 1,750,000,000 shares of our common stock (adjusted to 8,750,000 shares as a result of the Reverse Stock Split) at a pre-Reverse Stock Split purchase price of $0.10 per share (implying a $20.00 per share price after giving effect to the Reverse Stock Split) and received gross proceeds of $175.0 million (the “Private Placements”) and incurred transaction costs of $14.4 million. The investors were certain institutional investors, other private investors, directors and officers.

•	TARP Exchange
Also pursuant to the Plan of Reorganization, we exchanged the outstanding TARP Preferred Stock for 60,000,000 shares of common stock (adjusted to 300,000 common shares as a result of the Reverse Stock Split) (the “Treasury Issuance”) and cancelled the TARP Warrant in its entirety.
Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of common stock delivered to the Treasury in connection with the Treasury Issuance (the “Secondary Treasury Sales”). As a result of the Secondary Treasury Sales, the Treasury received gross proceeds of $6.0 million and ceased to be a stockholder.

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
Emergence Accounting
Upon emergence from bankruptcy as a result of the Plan of Reorganization, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of Accounting Standards Codification (“ASC”) Topic 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC Topic 852 - Reorganizations. As of the date of confirmation, we estimated our enterprise value (or reorganization value) to be approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, the consolidated financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities.
Lifting of the Regulatory Orders
Having satisfied the conditions of the C&D Orders, the OCC notified the Bank on April 2, 2014, that it had terminated the Bank Order. The Federal Reserve Bank on July 31, 2014 notified the Company that it had terminated the Company Order. The Company and the Bank are no longer under any regulatory orders.
Initial Public Offering
In October 2014, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 250,000 shares of common stock along with 55,794 additional shares to cover overallotments. The Company’s common stock is now listed on the Nasdaq Global Market under the symbol “ABCW.”
Employees
As of December 31, 2015, the Company had 527 full-time equivalent employees. The Company promotes equal employment opportunity and considers employee relations to be excellent. None of the Bank or Company employees are represented by a collective bargaining group.
Company Filings
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
Market Area
The Bank provides products and services through 46 full-service branches located throughout the state of Wisconsin. The general business climate in Wisconsin has improved since 2010. CEO magazine indicates “The State of Wisconsin has moved to the 12th Best State To Do Business in 2015 from 42nd in 2010”. In addition, CNBC’s “Best Places To Do Business” has Wisconsin ranked #15 in 2015 up from #29 in 2010.

Our primary market area is concentrated within the triangle formed by the Madison, Fox Valley and Milwaukee markets in Wisconsin where the Bank has 28 of its 46 branches. Collectively, these areas account for nearly half of Wisconsin’s population and we believe they provide a desirable platform for long-term local and regional growth.
Our headquarters are located in Madison, Wisconsin which is a vibrant business community. Madison is the state capital and home to both state and county governments, as well as the University of Wisconsin-Madison. Dane County, where Madison is located, has enjoyed steady population growth of 5.8% annually since 2010, a median household income 15.0% above the national average and relatively low unemployment at 2.9% versus the state average of 4.3% and the national average of 5.0%, each as of December 2015, according to the U.S. Census data. In 2015, Dane County accounted for 14.2% of the employment growth in Wisconsin. The decline in unemployment rates from 2012 through 2015 in Dane County and in the State of Wisconsin were 1.6% and 2.6%, respectively. The Bank has 17 branches located in Dane County.
The Bank has five branches located in Wisconsin’s Fox Valley region, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities. We are investing our efforts into developing more commercial business and commercial real estate opportunities for the Bank in this area as we believe that market is attractive for further development. The Bank has six branches in the greater Milwaukee area, one of the largest metropolitan areas in the Midwest and home to approximately 1.6 million people and close to 60,000 businesses according to SNL Financial LC. Milwaukee has been a solid source of commercial real estate and commercial banking business for the Bank and the real estate climate continues to improve in that region. The Bank’s remaining 18 locations are based primarily in counties adjacent to Dane and the southwestern region of Wisconsin.
Competition
The Bank encounters competition in attracting both loan and deposit customers. Such competition includes other banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies, brokerage, investment banking firms and other non-banks.
We believe that we are well-positioned to challenge our competition, grow our franchise and create value for our stockholders as a result of the following competitive strengths:

•
Experienced and respected management team with a proven track record. Our President and Chief Executive Officer, Chris Bauer, joined us in 2009 and recruited an executive management team, bringing in highly experienced community bankers with extensive knowledge of the Wisconsin banking market. Each of these executives has significant experience at nationally recognized mid- to large-cap commercial banking institutions. Mr. Bauer has 46 years of financial services experience, with a combined 16 years as bank president at First Wisconsin Bank and Firstar Bank Milwaukee, N.A.

•	Strong capital position. At December 31, 2015, we had an 18.66% Common Equity Tier 1 ratio, an 18.66% tier 1 capital ratio, a 19.95% total capital ratio and a 13.52% tier 1 leverage ratio.

•
Disciplined enterprise-wide and credit risk management. Since 2009, we have invested significantly in our risk management platform in order to provide a consistent approach to identifying, assessing, managing, monitoring and reporting risk across the Company. Our focus both on remediating our classified assets and improving and implementing enhanced credit underwriting and administration over the last six years has enabled us to significantly improve asset quality and create a stable banking platform from which to grow.

•
Core funding. A significant component of our franchise is our core deposit base, such as checking and savings deposits, which we use to fund our loans and grow our balance sheet. At December 31, 2015, our total deposits were approximately $1.84 billion, 78.8% of which were core deposits (defined as total deposits excluding certificates of deposit). We seek to cross-sell deposit products at the time of loan origination to our clients as part of our focus on relationship banking in order to provide a stable source of funding. Our loan to deposit ratio was 89.7% at December 31, 2015.

Business Strategy
Our business strategy centers around the following initiatives:

•
Strengthening our franchise by increasing commercial banking relationships and market share. Our primary strategic focus is the transformation of the Bank from a residential/commercial real estate lender to a service-driven, relationship-based franchise with a focus on building the commercial banking business and a continued dedication to our retail banking and commercial real estate businesses. We believe there is an underserved base of small and middle market businesses that are interested in banking with a company with leadership and decision-making authority based in the markets in which we operate. We intend to maintain disciplined growth, a strong credit culture and a relationship-based and community service-focused approach to banking. We continue to recruit seasoned commercial banking talent and transition our corporate culture toward building relationships and pursuing cross-selling opportunities through a sales and service model.

•
Expanding our commercial lending services. We plan to increase our commercial banking staff and sales efforts, emphasizing our multi-family and other commercial real estate banking businesses and a comprehensive commercial and industrial banking program designed to service manufacturing businesses, professional service firms and privately owned businesses and their related business owners. We believe these services are a key component in our transition to a commercial bank.

•
Employing a sales and service culture and discipline. We are transitioning our corporate culture toward building relationships and pursuing cross-selling opportunities through a sales and service model. The sales and service model teaches the core elements of proactive sales and services, including bringing in more profitable sales from current clients, generating referrals, developing new relationships and servicing and retaining existing clients.

•
Continuing to improve asset quality. Over the last six years, we have dedicated significant resources to reducing our level of problem assets and improving our credit risk function, including implementing comprehensive credit policies, procedures and monitoring systems in order to better manage the loan portfolio and any delinquent and troubled loans. Through these efforts and working with customers sooner to resolve delinquency issues, we have been able to show positive results in this area.

•
Building a scalable and efficient operating model. Our management team is focused on sustainable expense control across all lines of business. We have made investments in information technology to improve efficiencies and enhance customer service, including upgraded account and data processing systems, improved loan monitoring and quality control systems and upgraded reporting systems. We implemented a sales activity database in the retail area of the Bank to better track sales performance and market penetration. In addition, we offered a Voluntary Separation Plan ("VSP") to eligible employees, consolidated six retail bank branches and created a new Universal Banker staffing model in the Bank's branch delivery system.

•
Focusing on generating core deposits. We continue to focus on growing our retail and commercial core deposits to fund our lending and investment opportunities by expanding our business development efforts and improving product offerings, including a rebranding effort and execution of an integrated strategic marketing plan. As part of the strategic plan, we are placing an emphasis on providing ancillary services such as debit cards, online banking, online bill pay, mobile banking and most recently, mobile deposit via smart phones to enhance deposit growth.

Recent Developments
Sale of Branches
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
Credit Card Arrangement
Up until December 31, 2014, credit was extended to Bank customers through credit cards issued by a third party, ELAN Financial Services (“ELAN”), pursuant to an agency arrangement under which the Company participated in outstanding balances, at levels of 25% to 28%. The Company also shared 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income from the underlying portfolio net of our share of losses.
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
Purchase of New Building
In January 2015, the Bank completed the purchase of a new building located on the east side of Madison at a purchase price of $4.0 million. This facility, which houses the Bank’s support departments, became operational during the second quarter of 2015.
Operational Efficiency Measures
The Bank completed several actions during the third quarter of 2015 to address and improve overall operational efficiency. Management anticipates that these actions will result in an annual net cost savings related to reduced compensation, occupancy and other operating costs of approximately $5.4 million. These actions included:

•
Offering a VSP to eligible employees. It was designed to provide eligible employees with a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program was offered to a group of 140 of the Bank’s 705 employees and 78 employees accepted the VSP with agreed-upon exit dates through September 30, 2015.

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

•
Creating a new Universal Banker staffing model in the Bank’s branch delivery system to address consumer shift towards digital products and services which has resulted in lower transaction volumes. The Universal Banker can perform most branch transactions for customers resulting in improved customer service. The Universal Bank staffing model has a core of employees who can process teller transactions, open new accounts and provide customer service. This core group of employees is further supported with one or more customer service associates.

As a result of these operational efficiency measures, the Bank incurred one-time costs of $3.8 million, consisting primarily of employment severance and asset disposition costs. A gain of $1.4 million was recorded for the sale of the Appleton Fox River Drive branch building.
Deferred Tax Asset Valuation
During September 2009, the Company established a full deferred tax asset valuation allowance covering its federal and state tax loss carryforwards. As a result of management’s ongoing, periodic assessments of the deferred tax asset position, the Company determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $4.2 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. Therefore, the Company reversed substantially all the deferred tax asset valuation allowance which resulted in the recognition of a $108.9 million income tax benefit, net of current tax provision.
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
During the year ended December 31, 2015, after a review of the factors listed above, the Company determined its levels of allowance were no longer warranted. The impact to the allowance for loan losses for the year ended December 31, 2015, was a $29.5 million negative provision for loan losses.

Lending Activities
General
The Bank originates residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market. The Bank also originates loans for commercial, corporate and business purposes, lines of credit, equipment, and owner occupied real estate loans as well as commercial real estate loans, which include land and construction, multifamily, retail/office and other commercial real estate. Further, the Bank offers consumer loans which are primarily made up of closed end second mortgage and home equity lines of credit (“HELOCs”) in order to provide a wider range of financial services to our customers.
At December 31, 2015, the Bank’s loans held for investment, net totaled $1.61 billion, representing approximately 71.8% of its $2.25 billion of total assets at that date. Loans held for investment, net based on the portfolio segment consist of single-family residential loans with a gross loan balance of $529.8 million, multi-family residential loans of $318.3 million, retail/office loans of $161.5 million, other commercial real estate loans of $143.7 million, land and construction loans of $143.4 million, commercial and industrial loans of $25.2 million and consumer loans of $319.0 million, net of an allowance for loan losses of $25.1 million.
Loan Portfolio Composition
The following table presents the composition of loans held for investment, net at the dates indicated:

	December 31,						March 31,
	2015		2014		2013		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Residential	$529,775	32.3%	$531,131	33.7%	$519,455	32.2%	$536,723	30.6%	$548,393	25.2%
Commercial and industrial loans	25,199	1.5	16,514	1.0	21,591	1.3	30,574	1.7	38,977	1.8
Commercial real estate:
Land and construction	143,419	8.7	106,436	6.8	92,050	5.7	111,953	6.4	186,048	8.6
Multi-family	318,313	19.4	265,735	16.9	281,917	17.5	287,447	16.4	342,216	15.8
Retail/office	161,497	9.8	155,095	9.9	154,075	9.6	198,686	11.3	298,277	13.7
Other commercial real estate	143,696	8.8	156,243	9.9	174,313	10.8	172,857	9.9	248,275	11.4
Total commercial real estate	766,925	46.7	683,509	43.5	702,355	43.6	770,943	44.0	1,074,816	49.5
Consumer:
Education	91,671	5.6	108,384	6.9	129,520	8.0	166,429	9.5	240,331	11.1
Other consumer	227,283	13.9	233,482	14.9	238,307	14.9	247,527	14.2	269,528	12.4
Total consumer	318,954	19.5	341,866	21.8	367,827	22.9	413,956	23.7	509,859	23.5
Total gross loans	1,640,853	100.0%	1,573,020	100.0%	1,611,228	100.0%	1,752,196	100.0%	2,172,045	100.0%
Unamortized loan fees, net	(753)		(1,544)		(1,722)		(1,838)		(3,086)
Loans held for investment	1,640,100		1,571,476		1,609,506		1,750,358		2,168,959
Allowance for loan losses	(25,147)		(47,037)		(65,182)		(79,815)		(111,215)
Loans held for investment, net	$1,614,953		$1,524,439		$1,544,324		$1,670,543		$2,057,744

The following table presents the scheduled contractual maturities of gross loans held for investment as of December 31, 2015, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates disaggregated according to current classifications:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In Thousands)
Amounts due:
In one year or less	$6,010	$8,689	$88,498	$13,216	$116,413
After one year through five years	9,069	15,669	396,657	96,393	517,788
After five years	514,696	841	281,770	209,345	1,006,652
	$529,775	$25,199	$766,925	$318,954	$1,640,853
Interest rate terms on amounts due after one year:
Fixed	$218,251	$10,724	$365,794	$208,451	$803,220
Adjustable	305,514	5,786	312,633	97,287	721,220
Residential Loans. At December 31, 2015, $529.8 million, or 32.3%, of the total gross loans consisted of single-family residential loans. Residential loans consist of both adjustable and fixed-rate first lien mortgage loans. The adjustable-rate loans currently in the portfolio have up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a margin over a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are underwritten and documented according to standard industry practices. The Company originates a very limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization or option payment adjustable-rate mortgages.
Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. We believe that the risks associated with changes in interest rates, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At December 31, 2015, approximately $305.7 million, or 57.7%, of the held for investment residential gross loan balance consisted of loans with adjustable interest rates.
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
At December 31, 2015, approximately $224.1 million, or 42.3%, of the held for investment residential gross loan balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.
Commercial and Industrial Loans. The Company originates loans for commercial and business purposes, including issuing letters of credit. At December 31, 2015, the gross loan balance of commercial and industrial loans amounted to $25.2 million, or 1.5%, of the total gross loans. The commercial and industrial loan portfolio is comprised of loans that are funded for a variety of business purposes and generally are secured by equipment, real estate and other business assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business.
Commercial Real Estate Loans. The Company originates commercial real estate loans which include land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At December 31, 2015, $766.9 million of gross loans were secured by commercial real estate, which represented 46.7% of the total gross loans.

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have fixed interest rates and amortization periods of 15 to 30 years, as well as balloon payments of two to seven years. The origination of such loans is generally limited to our primary market area.
Consumer Loans. The Company offers consumer loans in order to provide a wider range of financial services to its customers. At December 31, 2015, $319.0 million, or 19.5%, of the total gross loans consisted of consumer loans. Consumer loans, which include home equity loans, typically have higher interest rates than residential loans but generally involve more risk than residential loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.
Approximately $91.7 million, or 5.6%, of the total gross loans at December 31, 2015 consisted of education loans. The origination of education loans was discontinued beginning October 1, 2010 following the March 2010 law ending loan guarantees provided by the U. S. Department of Education. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon, up to 97% of the balance of the loan, are generally guaranteed by the Great Lakes Higher Education Company, which typically obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013.
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
Beginning February 2015, the bank no longer offers the interest only payment option on new home equity lines of credit. Instead all loans are underwritten as if they were fully amortized over the life of the line and a minimum payment of 1% of the outstanding balance is due each month.
In May 2015, the Bank began offering a debit card for new and existing home equity lines of credit.
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
In February 2015, the Bank began offering interest rate swap arrangements for certain commercial lending customers. The fees collected from the swap arrangements are recorded in loan fees in the Consolidated Financial Statements in Item 8.
Origination, Purchase and Sale of Loans
The Company’s new loan production comes from a number of sources. Residential mortgage loan production is originated primarily from depositors, branch customers, the Company’s website, non-compensated referrals from real estate brokers, builders and direct solicitations or purchased from other third-party mortgage originators. Commercial real estate and commercial and industrial loan production is obtained by direct solicitations and referrals. Consumer loans are originated from branch customers, existing depositors and mortgagors, and direct solicitation.
Credit Approvals. Loans may be approved by designated underwriting/concurrence officers or with the concurrence of the Chief Risk Officer, within pre-established limits, or by the Board. These pre-established limits are as follows:

•	Less than $3.0 million can be approved by a designated underwriting/concurrence officer;

•	$3.0 million to $5.0 million must be approved by the Chief Risk Officer;

•	In excess of $5.0 million must be approved by the Board.

The Company regularly reviews its credit policies and these policies remain subject to amendment with the approval of the Board.
Appraisals and Underwriting. Property appraisals or evaluations on the real estate and improvements securing single-family residential loans are made by independent appraisers and managed by a third party appraisal management company during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.
The Company’s general policy for residential mortgage loans is to lend up to 80% of the lesser of the appraised value or the purchase price of the property. However, the Company will lend more than 80% of the appraised value of the property, but will require that the borrower obtain private mortgage insurance in an amount intended to reduce exposure to 80% or less of the appraised value of the underlying property. The Company offers higher LTV lending on a limited basis for community oriented and personal loan programs.
The Company’s underwriting criteria generally require that commercial real estate loans have loan-to-value ratios of 80% or less and debt service coverage ratios of at least 1.2% to 1.3%, depending on the asset class. The Bank also has an underwriting criterion of a debt yield ratio which ranges from a minimum of 8.5% to 12%. Personal guarantees are obtained on most multi-family residential, commercial real estate loans and business loans. The Bank obtains appraisals of the collateral from independent appraisal firms.
The portfolio of commercial real estate and commercial and industrial loans is monitored on a continuing basis by the relationship manager who is responsible for identifying and reporting recommendations to mitigate risk ratings in the portfolio. The risk management function provides an independent review of this activity.
Loan Sales. The Company has been actively involved in the mortgage secondary market since the mid-1980s and generally originates single-family residential mortgage loans under terms, conditions and documentation which permit sale to investors. A significant portion of the fixed-rate, single-family residential loans with terms over 10 years originated are sold to investors. The Company attempts to limit any interest rate risk created by interest rate lock commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of unhedged commitments at any one time. Forward sale contracts and agency mortgage backed security commitments are used to economically hedge closed loans and rate lock commitments to customers range from 70% to 100% of the closed and committed amounts.
The following table presents the activity in loans held for sale:

	Year Ended December 31,		Nine Months Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning Balance	$6,594	$3,085	$18,058
Originations	264,244	146,894	228,748
Sales	(260,515)	(143,385)	(243,721)
Ending Balance	$10,323	$6,594	$3,085
Loan Servicing. The Company generally services all originated loans that have been sold into the secondary market. Servicing fees are recognized when the related loan payments are received. At December 31, 2015, $2.28 billion of loans are serviced for others.
At December 31, 2015, approximately $91.7 million of education loans and $3.7 million of purchased participation mortgage loans were being serviced for the Company by others.
Delinquency Procedures
Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, internal collection procedures are instituted, if not earlier. The borrower is contacted to determine the reason for non-payment and attempts are made to cure the delinquency. Loan status, the condition of the property, and circumstances of the borrower are regularly reviewed. Based upon the results of our review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure, agree to the terms of a short sale or initiate foreclosure proceedings.
A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower’s financial ability and willingness to cooperate in curing the deficiencies. If foreclosed upon, the property is sold at a public sale and the Company will generally bid an amount reasonably equivalent to the fair value of the foreclosed property or the amount of judgment due.
Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets (“OREO”) are held for sale and are initially recorded at fair value less a discount for estimated selling costs at the date of foreclosure. Any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the discounted fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. Costs relating to the development and improvement of the property may be capitalized, generally those greater than $10,000; holding period costs and subsequent changes to the valuation allowance are charged to OREO expense, net which is included in non-interest expense. Incremental valuation adjustments may be recognized in the Consolidated Statement of Operations if, in the opinion of management, additional losses are deemed probable.
For discussion of the Company’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Also see Notes 1, 5 and 6 to the Consolidated Financial Statements in Item 8.
Investment Securities
In addition to lending activities, the Company conducts other investing activities on an ongoing basis in order to diversify assets, limit interest rate and credit risk, and meet regulatory liquidity requirements. The Company invests primarily in mortgage-related securities which are insured or guaranteed by Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae" or "GNMA"); and U.S. government agency obligations. Investment decisions are made by authorized officers in accordance with policies established by the Board.
Management determines the appropriate financial reporting classification of securities at the time of purchase. Debt securities may be classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Securities are classified as trading when the Company intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held to maturity securities at December 31, 2015 were $15.5 million. There were no securities designated as held to maturity at December 31, 2014. There were no securities designated as trading at December 31, 2015 and 2014.
Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax (if any), reported as a separate component of stockholders’ equity. For the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, this component of stockholders’ equity decreased $848,000, increased $4.2 million and decreased $10.2 million, respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale.
The Company’s investment policy, which conforms with OCC regulations, permits investments including U.S. Government obligations, municipal bonds, mortgage backed securities, securities issued by various federal agencies, corporate debt, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.
Agency-backed securities increase the quality of the Company’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 2015, all available for sale securities either were AAA rated or are guaranteed by government sponsored agencies. At December 31, 2015, $92.3 million of the Company’s securities available for sale were pledged to secure various obligations of the Company.

The table below sets forth information regarding the amortized cost and fair values of the Company’s investment securities at the dates indicated:

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$3,130	$3,136	$3,245	$3,261	$3,359	$3,376
Mortgage backed securities	342,211	338,384	293,755	291,335	281,047	274,141
Other securities	1	3	1	3	88	355
	$345,342	$341,523	$297,001	$294,599	$284,494	$277,872
Held to maturity:
Corporate bonds	$15,492	$15,422	$—	$—	$—	$—
The Company’s mortgage backed securities are made up of GNMA, government sponsored agency mortgage backed securities, and non-agency mortgage backed securities.
The following table sets forth the maturity and weighted average yield characteristics of investment securities at December 31, 2015, classified by term to maturity and reported at fair value:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Total
	(Dollars in thousands)
Available for sale:
U.S. government sponsored and federal agency obligations	$—	—%	$3,136	1.08%	$—	—%	$—	—%	$3,136
Mortgage backed securities	3	1.78	127	4.87	9,675	1.75	328,579	1.88	338,384
Other securities	—	—	—	—	—	—	3	—	3
	$3	1.78%	$3,263	1.22%	$9,675	1.75%	$328,582	1.88%	$341,523
Held to maturity:
Corporate bonds	$—	—%	$—	—%	$15,422	4.76%	$—	—%	$15,422
Due to prepayments of the underlying loans, the actual maturities of certain investment securities are expected to be substantially earlier than the scheduled maturities.
For additional information regarding investment securities, see the Consolidated Financial Statements, including Note 4 thereto in Item 8.
Sources of Funds
General
Deposits are a major source of the Company’s funds for lending and other investment activities. In addition to retail and commercial deposits, funds are derived from principal repayments and prepayments on loan and mortgage backed securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the Federal Home Loan Bank ("FHLB") of Chicago and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by the general level of interest rates, economic conditions, the stock market and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

Deposits
The Company’s deposit products include passbook and statement savings accounts, business and personal non-interest bearing checking, business and personal interest bearing checking accounts, business and personal money market deposit accounts and certificates of deposit ranging in terms from three months to five years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more (“jumbo certificates”).
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
The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2015 and 2014:

	Three Months and Less	Over Three Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total

	(In thousands)
December 31, 2015
0.00% to 0.99%	$67,238	$147,119	$63,475	$7,022	$225	$285,079
1.00% to 1.99%	1,329	13,046	36,512	20,900	25,299	97,086
2.00% to 2.99%	2,772	5,383	—	—	—	8,155
	$71,339	$165,548	$99,987	$27,922	$25,524	$390,320
December 31, 2014
0.00% to 0.99%	$86,393	$186,310	$79,733	$6,707	$4,747	$363,890
1.00% to 1.99%	270	2,757	15,571	23,419	29,601	71,618
2.00% to 2.99%	1,481	1,634	8,590	—	—	11,705
	$88,144	$190,701	$103,894	$30,126	$34,348	$447,213
At December 31, 2015, $64.8 million of certificates of deposit were greater than or equal to $100,000, of which $13.2 million are scheduled to mature in less than three months, $8.3 million in three to six months, $16.9 million in six to twelve months and $26.4 million in over twelve months. Certificates of deposit with balances greater than or equal to the FDIC insurance limit of $250,000 totaled $7.4 million at December 31, 2015.
Borrowings
From time to time the Company obtains advances from the FHLB of Chicago, which generally are secured by capital stock of the FHLB of Chicago and certain pledged mortgage loans and investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.
The following table sets forth the outstanding balances and weighted average interest rates for borrowings at the dates indicated:

	December 31,
	2015		2014		2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
FHLB advances	$10,000	2.33%	$10,000	2.33%	$10,000	2.33%
Repurchase agreements	2,438	0.10	3,569	0.10	2,636	0.10
Long term lease obligation	124	2.46	183	2.46	241	2.46
Total	$12,562	1.90%	$13,752	1.75%	$12,877	1.88%

The following table sets forth information relating to short-term borrowings with original maturities of one year or less for the periods indicated:

	December 31,
	2015		2014		2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Balance at end of period:
FHLB advances	$—	—%	$—	—%	$—	—%
Credit agreement	—	—	—	—	—	—
Repurchase agreements	2,438	0.10	3,569	0.10	2,636	0.10
Maximum month-end balance:
FHLB advances	—	—	—	—	—	—
Credit agreement	—	—	—	—	116,300	15.00
Repurchase agreements	6,629	0.10	3,569	0.10	4,949	0.12
Average balance:
FHLB advances	48	0.02	—	—	3,055	—
Credit agreement	—	—	—	—	75,701	9.30
Repurchase agreements	3,014	0.10	3,030	0.10	5,122	0.09
Subsidiaries
Investment Directions, Inc. (“IDI”)
IDI is a wholly owned, non-banking subsidiary of the Company that has invested in various limited partnerships and subsidiaries funded by borrowings from us. The assets at IDI totaled $4.7 million at December 31, 2015, with $4.2 million related to deferred tax assets and the remaining assets primarily consisted of cash. For additional information regarding our deferred tax assets, see the Consolidated Financial Statements, including Note 17 thereto in Item 8. The assets at IDI totaled $520,000 at December 31, 2014, which primarily consisted of cash. IDI had net income of $5.9 million, $161,000, and $5.1 million for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013.
ADPC Corporation (“ADPC”)
ADPC is a wholly owned subsidiary of the Bank that holds certain of the Bank’s foreclosed properties. The Bank's investment in ADPC at December 31, 2015 was $4.6 million, with $446,000 related to deferred tax assets and the remaining assets primarily consisted of cash. For additional information regarding our deferred tax assets, see the Consolidated Financial Statements, including Note 17 thereto in Item 8. The Bank’s investment in ADPC at December 31, 2014 was $4.1 million, which primarily consisted of cash. ADPC had net income of $526,000 for the year ended December 31, 2015, no net income or loss for the year ended December 31, 2014, and net income of $331,000 for the nine months ended December 31, 2013.
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
The Company as a Savings and Loan Holding Company
Under Section 10 of HOLA, any entity that holds or acquires direct or indirect control of a thrift must obtain prior approval of the Federal Reserve to become a savings and loan holding company (“SLHC”). The Company, which controls the Bank, is registered with the Federal Reserve as an SLHC and is currently subject to ongoing and comprehensive Federal Reserve supervision, regulation, examination and enforcement. In addition, we must file quarterly and annual reports with the Federal Reserve describing the Company’s consolidated financial condition. This Federal Reserve jurisdiction also extends to any company that is directly or indirectly controlled by the Company.
FDIC Deposit Insurance
The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to the applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.
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
The FDIC may terminate a depository institution’s deposit insurance after notice and a hearing upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, and subsidiaries of the Company or their officers, directors and institution-affiliated parties, to the remedies described above and other sanctions.
The Dodd-Frank Act
The Dodd-Frank Act imposes significant regulatory and compliance requirements on financial institutions, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.
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
In order to be able to continue to rely on this status, a grandfathered unitary SLHC must continue to control the thrift that caused it to qualify (or a successor to that thrift), and the thrift must meet the Qualified Thrift Lender ("QTL") test. If the savings association subsidiary of a grandfathered unitary SLHC fails to meet the QTL test, then the holding company will become subject to restrictions on its activities and, unless the savings association re-qualifies as a QTL within one year thereafter, would be required to register as, and become subject to the restrictions applicable to, a bank holding company. Regulation as a bank holding company could be adverse to our operations and impose additional and possibly more burdensome regulatory requirements on the Company.
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
Qualified Thrift Lender Test
Federal banking laws require a thrift to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage backed securities, on a monthly average basis in at least nine months out of every twelve months. A thrift that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends. Specifically, the thrift is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to remedial enforcement action. At December 31, 2015, the amount of the Bank’s assets invested in qualified thrift investments exceeded the percentage required to qualify the Bank under the QTL test.

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
The OCC established risk-based and leverage capital guidelines applicable to federal thrifts, including the Bank. As noted above, as a result of the Dodd-Frank Act, SLHCs, including the Company, are subject to regulatory capital requirements. The SLHC capital requirements are discussed below in “—Basel III.”
Basel I was based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. As discussed further below, the federal banking agencies have adopted separate risk-based capital guidelines for so-called “core banks” based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in November 2005, and recently adopted rules implementing the revised standards referred to as Basel III.
Basel I
OCC regulations implementing the Basel I standards required that federal thrifts maintain: (i) tier 1 capital in an amount not less than 4.0% (3.0% if the federal thrift is assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System) of adjusted total assets (the “leverage ratio”), (ii) tier 1 capital in an amount not less than 4.0% of risk-weighted assets and (iii) total risk-based capital in an amount not less than 8.0% of risk-weighted assets.
Tier 1 capital (core capital) included common stockholders’ equity (including common stock, additional paid-in capital and retained earnings, but excluded any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and non-controlling interests in the equity accounts of fully consolidated subsidiaries. Intangible assets generally were deducted from tier 1 capital, other than certain servicing assets and purchased credit card relationships, subject to limitations. Total capital, for purposes of the risk-based capital requirement, equaled the sum of tier 1 capital plus supplementary (tier 2) capital up to 100% of core capital (which generally includes the sum of, among other items, perpetual preferred stock not counted as tier 1 capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions.
Risk-weighted assets were determined by multiplying certain categories of assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% (or more) based on the degree of credit risk associated with those assets as specified in OCC regulations.
Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OCC determines that the institution’s capital was or may become inadequate in view of its particular circumstances.
Basel II
Under the final U.S. Basel II rules issued by the federal banking agencies, there were a small number of “core” banking organizations that were required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also required core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and the Bank were not among the core banking organizations required to use Basel II advanced approaches.

Basel III
On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase-in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

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
As a result of the enactment of the Basel III Capital Rules the Company and the Bank are subject to increased required capital levels. The Basel III Capital Rules became effective as applied to us and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

As of December 31, 2015, the Bank met the standard minimum regulatory capital requirements noted above, with CET1, tier 1 capital, total capital and tier 1 leverage ratios of 17.04%, 17.04%, 18.33% and 12.35%, respectively. As of December 31, 2015, the Bank was “well capitalized” under regulatory standards. See Note 11 in the Notes to Consolidated Financial Statements contained in Item 8.
Prompt Corrective Action ("PCA")
Under the FDIA, federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is currently deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 of 6.5% or greater and a tier 1 leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is less than adequately capitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver.
In addition, the Basel III Capital Rules amended the thresholds under the PCA framework for enforcement with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.
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
Limits on Transactions with Affiliates and Insiders
Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Section 11 of HOLA applies Sections 23A and 23B to federal thrifts, including the Bank. In addition, Section 11 of HOLA prohibits the Bank from lending to any affiliate engaged in activities not permissible for a bank holding company and from acquiring the securities of any affiliate other than a subsidiary.
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
Brokered Deposits
The FDIC restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit or solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.
At December 31, 2015 and 2014, the Bank was a well capitalized insured depository institution and had no outstanding brokered deposits.
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
Federal Reserve System and FHLB System
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
The FHLB System consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Bank is a member of the FHLB of Chicago. The FHLBs provide a central credit facility for member savings associations, and impose collateral requirements on advances. The maximum amount that the FHLB of Chicago will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Chicago, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB of Chicago advances that a savings association may obtain is restricted in the event the institution fails to maintain its status as a QTL.
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
Anti-Money Laundering and Office of Foreign Assets Control
Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions, non-U.S. customers and other high-risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.
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
Tax Attribute Preservation Provision
In connection with the Plan of Reorganization, the Amended Charter contains provisions to protect certain tax attributes of the Company and its subsidiaries following emergence from bankruptcy. Until the third anniversary of the Effective Date, unless approved by the Board in accordance with the procedures set forth in the Amended Charter and subject to certain exceptions for permitted transfers, any attempted transfer of the Company’s common stock is prohibited and void ab initio to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the outstanding shares of common stock or preferred stock of the Company or (ii) the ownership interest in the Company of any of its existing 5% stockholders will be increased. The Expiration Date may be extended in the Board’s discretion until the sixth anniversary of the Effective Date in order to protect the tax attributes of the Company.
Old National and the Company jointly announced the execution of a definitive agreement under which Old National will acquire the Company through a stock and cash merger. The definitive merger agreement has been unanimously approved by the

Board of both Old National and the Company. The transaction remains subject to regulatory approval and the vote of the Company's stockholders. The transaction is anticipated to close in the second quarter of 2016.
Tax Bad Debt Reserves
Effective for tax years commencing January 1, 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, the Bank is only allowed to claim a deduction equal to its actual loss experience and the reserve method is no longer available. Any cumulative reserve additions (i.e. bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 have been fully recaptured over a six year period. Generally, reserve balances as of December 31, 1987 (the "Base Year Reserve") will only be subject to recapture upon distribution of such reserves to stockholders.
To the extent that the Bank makes nondividend distributions to stockholders, such distributions will be considered to result in distributions from the Bank’s Base Year Reserve to the extent thereof, and then from its supplemental tax-basis reserve for losses on loans and an amount based on the amount distributed, will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Bank’s taxable income.

Item 1A.	Risk Factors
Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. The risks described below are not the only ones facing our company. Our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. The value of shares of our common stock could decline due to any of these risks. This report, including the documents incorporated by reference herein, also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below.
Risks Related to Our Business
We may not be able to fully execute on our business initiatives, which could have a material adverse effect on our consolidated financial condition or results of operations.
We are primarily a community-oriented commercially focused retail bank offering traditional deposit products and have historically focused on retail banking and residential mortgage lending. We have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost core deposits, including transforming our business to a relationship-focused commercial bank, expanding our commercial banking services and other business strategies. These strategies include, over time, expanding our business banking operations. Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from competitors. There are costs, risks and uncertainties associated with the development, implementation and execution of these initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these initiatives and the existence of satisfactory market conditions that will allow us to profitably grow. Our potential inability to successfully execute these initiatives could have a material adverse effect on our business, consolidated financial condition or results of operations.
While we recently reversed substantially all of the valuation allowance for our deferred tax asset, we may not be able to realize the asset in the future and the deferred tax asset may be subject to additional valuation allowances.
During September 2009, the Company established a full deferred tax asset valuation allowance covering its federal and state tax loss carryforwards and other deferred tax assets. As a result of management’s ongoing periodic assessments of the deferred tax asset position, the Company determined that it was appropriate to substantially reverse this deferred tax asset valuation allowance. In 2015, the Company determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $4.2 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. This action resulted in the recognition of a $108.9 million income tax benefit, net of current tax provision.

The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods that the related net operating losses and certain recognized built-in losses and net unrealized built-in losses, if any (collectively, “pre-change losses”), may be utilized and is also subject to the rules of Section 382 of the Code, described below. If our estimates and assumptions about future taxable income or our assessment of the positive and negative evidence are not accurate, the value of our deferred tax asset may not be recoverable and our cash flow available to fund operations could be adversely affected.
Our ability to realize the benefit of our deferred tax assets may be materially impaired.
Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the” Code”). Due to the complexity of Section 382, it is difficult to conclude with certainty at any given point in time whether an ownership change has occurred. A Company that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-change losses equal to the equity value of the Company immediately before the ownership change (in some cases, reduced by certain capital contributions received in the two years preceding the ownership change), multiplied by the applicable “long-term tax-exempt rate” (a rate that changes monthly and was 2.61% for ownership changes occurring in December 2015). While the Tax Attribute Preservation Provision has been included in our Amended Charter to prohibit and void ab initio future transactions in our common stock that would result in an ownership change, such an ownership change nevertheless could occur in the future, which likely would have a material adverse effect on our results of operations, consolidated financial condition and stockholder value. Any change in applicable law may result in an ownership change. Further, this provision may limit our ability to raise capital by selling shares of our common stock.
Old National and the Company jointly announced the execution of a definitive agreement under which Old National will acquire the Company through a stock and cash merger. The definitive merger agreement has been unanimously approved by the Board of both Old National and the Company. The transaction remains subject to regulatory approval and the vote of the Company's stockholders. The transaction is anticipated to close in the second quarter of 2016 and upon consummation, it is anticipated that the Company will experience an ownership change under Section 382.
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
Our future operating results also depend in significant part upon our ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel, particularly in respect of the implementation of our business strategy, which may require the recruitment of new personnel in new or expanded business areas. Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time. The loss of service of one or more of our key officers and employees, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, consolidated financial condition or operating results.
Our allowance for losses on loans may not be adequate to cover probable losses.
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when we believe that repayment of principal is unlikely. Our level of non-performing loans decreased significantly in the year ended December 31, 2015, relative to the prior year period.
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

The Bank’s business is subject to liquidity risk and changes in its source of funds may adversely affect our performance and consolidated financial condition by increasing its cost of funds.
The Bank’s ability to make loans and fund expenses is directly related to its ability to secure funding. Retail and commercial core deposits are the Bank’s primary source of liquidity. The Bank also relies on cash from payments received from loans and investments, as well as advances from the FHLB of Chicago as a funding source.
Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans and payment of operating expenses. Core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-cost source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage unplanned decreases or changes in funding sources. Significant fluctuations in lower cost funding vehicles would cause the Bank to pursue higher-cost funding which would adversely affect our consolidated financial condition and results of operations.
The Company’s liquidity is dependent upon our ability to receive dividends from the Bank, which accounts for substantially all our revenue which could affect our ability to pay dividends, and we may be unable to generate liquidity from other sources.
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses, our business, our consolidated financial condition or our results of operations could be materially and adversely impacted. During the year ended December 31, 2015, the Bank declared and paid a dividend to us.
Increases in our level of non-performing assets would have an adverse effect on our consolidated financial condition and results of operations.
If loans that are currently performing become non-performing, we may need to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our consolidated financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.
If our investment in the capital stock of the FHLB of Chicago is other than temporarily impaired, our consolidated financial condition and results of operations could be impaired.
The Bank owns capital stock of the FHLB of Chicago. The capital stock is held to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Chicago’s advance program. There is no market for the FHLB of Chicago capital stock and, while redemptions may be requested, they are at the discretion of the FHLB of Chicago.
The Bank evaluates the FHLB of Chicago stock for impairment on a regular basis. The determination of whether FHLB of Chicago stock is impaired depends on a number of factors and is based on an assessment of the ultimate recoverability of cost rather than changes in the book value of the shares. If our investment in the capital stock of the FHLB of Chicago were to become other than temporarily impaired, our consolidated financial condition and results of operations could be affected.
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
Deterioration in the real estate markets and economic conditions could lead to additional losses, which could have a material negative effect on our consolidated financial condition and results of operations.
Our success depends on general and local economic conditions and the real estate and business markets in which we compete. Any future declines in real estate values may reduce the value of collateral securing loans and impact the customer’s ability to borrow or repay. Increases in delinquency levels or declines in real estate values could have a material negative effect on our business and results of operations.
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
Different types of assets and liabilities are impacted differently, and at different times, by changes in market interest rates. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events, changes in the United States and other financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage backed securities portfolios, and our overall results.
We attempt to manage our risk from changes in market interest rates through asset/liability management by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques, however, are not precise, and we may not be able to successfully manage our interest rate risk. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.
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
Certain expenditures associated with the ownership of real estate, principally maintenance costs, may also adversely affect our operating expenses.
An interruption in or breach in security of our information systems may result in a loss of customer business.
We rely heavily on communications and information systems to conduct our business. Any failure, interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, servicing or loan origination systems. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Additionally, we outsource portions of our data processing to third parties. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and consolidated financial condition.
Our regional concentration makes us particularly at risk for changes in economic conditions in our primary market.
Our business is primarily located in Wisconsin. Due to our lack of geographic diversification, we are particularly vulnerable to adverse changes in economic conditions in Wisconsin and the Midwest more generally. The economic conditions in Wisconsin and the Midwest affect our business, consolidated financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.
Our asset valuations include observable inputs and may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or consolidated financial condition.
We use estimates, assumptions and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying inputs, factors, assumptions or estimates in any of the areas underlying our estimates could materially impact our future consolidated financial condition and results of operations.
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud or certain borrower defaults, which could harm our liquidity, results of operations and consolidated financial condition.
When we sell mortgage loans we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. While we sell mortgage loans with no recourse, our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and consolidated financial condition could be materially and adversely affected.
Certain provisions in our Amended Charter limit our likelihood of being acquired in a manner not approved by the Board.
The Plan of Reorganization the Amended Charter contain provisions to protect certain tax attributes of the Company and its subsidiaries following emergence from bankruptcy. Until the third anniversary of the Effective Date, unless approved by the Board in accordance with the procedures set forth in the Amended Charter and subject to certain exceptions for permitted transfers, any attempted transfer of the Company’s common stock is prohibited and void ab initio to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the outstanding shares of common stock or preferred stock of the Company or (ii) the ownership interest in the Company of any of its existing 5% stockholders will be increased. The Expiration Date may be extended in the Board’s discretion until the sixth anniversary of the Effective Date in order to protect the tax attributes of the Company.
The existence of the Tax Attribute Preservation Provision may make it more difficult, delay, discourage, prevent or make it more costly to acquire us or affect a change in control that is not approved by the Board. This, in turn, could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and adversely affect the market price of our common stock.
Old National and the Company jointly announced the execution of a definitive agreement under which Old National will acquire the Company through a stock and cash merger. The definitive merger agreement has been unanimously approved by the Board of both Old National and the Company. The transaction remains subject to regulatory approval and the vote of the Company's stockholders. The transaction is anticipated to close in the second quarter of 2016.
We offer third-party products, including mutual funds, annuities, life insurance, individual securities and other wealth management services which could experience significant declines in value subjecting us to reputational damage and litigation risk.
We offer third-party products, including mutual funds, annuities, life insurance, individual securities and other wealth management products and services. If these products do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have difficulty maintaining existing business and attracting new business. Additionally, our investment services business involves the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. Our investment services businesses are particularly subject to this risk and this risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.
We are exposed to risk of environmental liabilities with respect to properties to which we own or take title.
In the course of our business we may own or foreclose and take title to real estate that could be subject to environmental liabilities. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, consolidated financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.
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
The Investor SPAs and the Secondary SPAs grant the Investors and the Secondary Investors, respectively, certain preemptive rights and approval rights which could impede our ability to raise additional equity capital. Under the Investor SPAs and the Secondary SPAs, in certain instances, the Investors and the Secondary Investors, respectively, have preemptive rights to purchase equity securities we may offer in non-SEC registered capital raising transactions. These rights may adversely affect our ability to raise additional equity capital on favorable terms. If management determines we need to raise additional equity capital for our business, our inability to do so on favorable terms may have a material adverse effect on our business, consolidated financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.
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
Old National and the Company jointly announced the execution of a definitive agreement under which Old National will acquire the Company through a stock and cash merger. The definitive merger agreement has been unanimously approved by the Board of both Old National and the Company. The transaction remains subject to regulatory approval and the vote of the Company's stockholders. The transaction is anticipated to close in the second quarter of 2016.
Risks Related to Our Industry
Our business may be adversely affected by the pace of economic activity and recovery, current conditions in the financial markets, the real estate market and economic conditions generally.
The pace of this economic recovery has resulted in lower levels of lending by some financial institutions to their customers in contrast to lending experienced in other periods of economic recovery. This has continued to result in a lack of customer confidence, increased market volatility and a widespread lower level of general business activity. Competition among financial institutions for deposits and loans continues to be high, and access to deposits or borrowed funds remains lower than average.
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
We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our consolidated financial condition, results of operations and cash flows.
Risks Related to Recent Market, Legislative and Regulatory Events
We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.
Our ability to generate revenues through mortgage loan sales to institutional buyers depends to a significant degree on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage backed securities in the secondary market. Our status as a Fannie Mae and Freddie Mac approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guides.
We also derive other material financial benefits from our relationships with Fannie Mae and Freddie Mac, including the assumption of credit risk by these entities on loans included in mortgage backed securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations.
In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae and Freddie Mac in connection with the issuance of agency guaranteed mortgage backed securities and a majority of our mortgage servicing rights (“MSR”) relate to these servicing activities.
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
As a SLHC and a federal savings association, we and the Bank are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and consolidated financial condition.
Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
Federal banking agencies, including the OCC and Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the consolidated financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank or its management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance.
Regulatory requirements may affect our ability to attract and retain management and directors.
If we fail to meet various regulatory requirements, such failure could potentially affect our ability to attract and retain management and directors.
Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, U.S. Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to the development of our anti-money laundering program, adopting enhanced policies and procedures and implementing a robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans.
We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.
Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.
We may be subject to more stringent capital requirements.
The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including the Company and the Bank.
The Company and the Bank became subject to regulatory capital requirements under Basel III Capital Rules effective January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. Since the effective date of Basel III neither the Company nor the Bank has experienced any material impact involving the new rules. Subsequent potential rules adjustment by the regulatory governing bodies could still impact the Company or the Bank when they become effective.
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resulting changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and difficult to predict.
Risks Relating to the Old National Merger
We will be subject to contractual restrictions and business uncertainties while the Old National merger is pending.
Our merger agreement with Old National restricts us from operating our business other than in the ordinary course and prohibits us from taking specified actions without Old National’s consent until the merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. In addition, uncertainty about the effect of the Old National merger on our employees and clients may have an adverse effect on our business. We may have difficulty retaining employees while the merger is pending, as certain employees may experience uncertainty about their future roles with Old National. In addition, the uncertainty caused by the pending merger could cause our clients and business associates to seek to change their existing business relationships with us. These uncertainties may impair our ability to attract, retain and motivate key personnel and retain and grow our client base until we complete the merger.
The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed. Failure to complete the merger with Old National could negatively affect our business.
The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and adoption of the merger by the Company's stockholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law, including the absence of any materially burdensome condition in the regulatory approvals, the merger will not be completed. In addition, either Old National or the Company may terminate the merger agreement under certain circumstances even if the merger is adopted by the Company's stockholders, including but not limited to, if the merger has not been completed on or before October 11, 2016, provided that Old National may extend the date to January 11, 2017, if on October 11, 2016, all closing conditions except obtaining the required regulatory approvals have been satisfied or waived and Old National in good faith believes such regulatory approvals will be received by January 11, 2017. If we do not complete the merger, we would not realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial results and consolidated financial condition.
If the merger is not completed, we will have incurred material expenses without realizing the expected benefits of the merger.
We will have incurred material expenses in connection with the negotiation and signing of the merger agreement, the receipt of regulatory and stockholder approvals and in anticipation of the completion of the merger. If the merger is not completed, we will have to recognize these expenses without realizing the expected benefits of the merger.
The merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the combined company following the merger.
Before the merger may be completed, various approvals or consents must be obtained from regulatory authorities. These regulatory authorities, including the Federal Reserve Board and the OCC, may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying completion of the merger, giving Old National the right to terminate the merger agreement or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger. On February 12, 2016, the Federal Reserve Board granted Old National's request for a waiver of the Federal Reserve Board's application requirements. There can be no assurance as to whether all the regulatory approvals will be received, the timing of such approvals, or whether any conditions will be imposed.
We cannot be sure of the market value of the merger consideration that our stockholders will receive as a result of the announced merger with Old National.
If the merger is completed, each share of the Company's common stock will be converted into the right to receive, at the holder’s election and subject to the proration as set forth in the merger agreement, 3.5505 shares of Old National common stock or $48.50 in cash; however the exchange ratio for shares of stock is subject to adjustment if (i) the after-tax environmental costs in relation to our properties are in excess of $5,000,000 or (ii) at any time during the five-day period starting on the date on which all regulatory approvals required for the completion of the merger are received, the average closing price of a share of Old National common stock for the ten consecutive trading days prior to the first date on which all required regulatory approvals are received is less than $10.67 per share and decreases by more than 20% in relation to the change in the NASDAQ Bank Index.
Additionally, the market value of the merger consideration may vary from the closing price of Old National common stock on the date we announced the merger, on the date that the proxy statement/prospectus is mailed to our stockholders, on the date of the special meeting of our stockholders, on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and the regulatory situation of Old National and the Company. Many of these factors are beyond our control. Any change in the market price of Old National common stock prior to completion of the merger will affect the amount of and the market value of the merger consideration that our stockholders will receive upon completion of the merger. Accordingly, at the time of the special meeting, our stockholders will not know or be able to calculate the amount or the market value of the merger consideration they would receive upon completion of the merger.
Further, the businesses of Old National and the Company differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of Old National and the Company.
We may fail to realize all of the anticipated benefits of the merger.
The success of the merger will depend, in part, on Old National’s ability to realize anticipated benefits and cost savings from combining the businesses of Old National and the Company and to combine the businesses of Old National and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, Old National must successfully combine the businesses of Old National and the Company. If the combined company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.
The Company has operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees who may then receive severance benefits, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The anticipated cost savings from the merger are largely expected to derive from the absorption by Old National of many of our back-office and other duplicative administrative functions. Integration efforts between the two companies will also divert significant management attention and resources that will not be available for normal operations. An inability to successfully market Old National’s products to the Company's customer base could cause the earnings of the combined company to be less than anticipated. An expected benefit from the merger is an expected increase in the revenues of the combined company from anticipated sales of Old National’s wide variety of financial products, and from increased lending out of the combined company’s larger capital base and legal lending limits. An inability to successfully market Old National’s products to our customer base could cause the earnings of the combined company to be less than anticipated. Integration matters and the transition to Old National could have an adverse effect on the Company and Old National during the pre-merger transition period, and on Old National for an undetermined period after consummation of the merger.
The merger agreement limits our ability to pursue an alternative acquisition proposal and could require us to pay a termination fee of $15.0 million under certain circumstances relating to alternative acquisition proposals.
The merger agreement prohibits the Company from soliciting, initiating or knowingly encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by the Company to Old National of a termination fee in the amount of $15.0 million (and, in some cases, Old National's documented out-of-pocket expenses incurred in connection with the merger) in the event that the Company or Old National terminates the merger agreement for certain specified reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties
At December 31, 2015, the Company conducted its business from its main office headquarters, which includes a full service branch, at 25 West Main Street, Madison, Wisconsin, 45 other full-service offices and one loan origination office. The Company leases 18 branch offices and office facilities under non-cancelable operating leases which expire on various dates through 2029. During 2015, the Bank sold its Viroqua branch, which was a leased facility, and its Winneconne branch. In addition, the Bank completed the purchase of a new building, located on the east side of Madison, to house the Bank's support departments, as well as opened a new branch in Appleton. As part of several actions to improve overall operational efficiencies, six retail bank branches in Wisconsin were consolidated. See Note 7 to the Consolidated Financial Statements included in Item 8 for a further discussion of these events.

Item 3.	Legal Proceedings
In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.
On February 25, 2016, a plaintiff filed a purported class action complaint in the United States District Court for the Western District of Wisconsin on behalf of himself and other Company stockholders against the Company, its Board, and Old National in connection with a proposed transaction between the Company and Old National, pursuant to which the Company will be acquired by Old National.  The lawsuit is captioned Parshall v. Anchor Bancorp Wisconsin, Inc., et al., Case No. 16-CV-120 (W.D. Wis.), and alleges state law breach of fiduciary duty claims against the Company’s Board for, among other things, seeking to sell the Company through an allegedly defective process, for an unfair price and on unfair terms.  The lawsuit seeks, among other things, to enjoin the consummation of the transaction and damages.  The complaint alleges that Old National aided and abetted the directors’ breaches of fiduciary duty.  The complaint also brings state and federal law claims alleging that the Form S-4 Registration Statement that was filed with the U.S. Securities and Exchange Commission on February 17, 2016 for the transaction, omitted certain material information.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
On October 22, 2014, the Company completed the IPO in which the Company issued and sold 250,000 shares of common stock at a public offering price of $26.00 per share. In addition, the underwriters of the offering purchased an additional 55,794 shares at the offering price on October 30, 2014 to cover over-allotments. Our common stock is listed on the NASDAQ Global Market under the symbol “ABCW.”
All shares of the outstanding Legacy Common Stock, including shares held as treasury stock and in any stock incentive plans, were cancelled on September 27, 2013 pursuant to the Plan of Reorganization.
The Company had 92 stockholders of record at February 29, 2016.
Quarterly Stock Price and Dividend Information
The table below presents the reported high and low sale prices of the Company’s common stock during the periods indicated. As noted previously, the Company completed its IPO of common stock in October 2014, and the common stock was listed for trading upon completion of the IPO. Accordingly, the table below begins with the fourth quarter of 2014.

Quarter Ended	High	Low	Cash Dividend
December 31, 2015	$45.42	$40.66	$—
September 30, 2015	42.59	37.01	—
June 30, 2015	38.30	34.29	—
March 31, 2015	35.24	32.80	—
December 31, 2014	35.00	29.51	—
For information regarding restrictions on the payments of dividends by the Bank to the Company, see “Item 1. Business – Regulation and Supervision", “Item 1A. Risk Factors – Risks Related to Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Dividends
There were no dividends declared or paid on the Company’s common stock for the years ended December 31, 2015 and 2014 or the nine months ended December 31, 2013.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities for the quarter ended December 31, 2015.
Recent Repurchases of Common Stock
There were no repurchases of the Company’s common stock for the quarter ended December 31, 2015.

Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the KBW Regional Banking Index and the NASDAQ Market Index. The graph assumes that $100 was invested on October 22, 2014, in Company common stock and each of those indices.

Item 6.	Selected Financial Data
The following information at and for the years ended December 31, 2015 and 2014, the nine months ended December 31, 2013 and the fiscal years ended March 31, 2013 and 2012 has been derived primarily from the Company’s historical audited consolidated financial statements for those periods.

	Year Ended December 31,		Nine Months Ended December 31,	Fiscal Year Ended March 31,
	2015	2014	2013	2013	2012
	(Dollars in thousands – except per share amounts)
Operations:
Interest income	$73,210	$75,580	$62,223	$99,882	$127,253
Interest expense	4,429	4,344	14,117	37,399	55,329
Provision for loan losses	(29,496)	(4,585)	275	7,733	33,887
Non-interest income (1)	34,971	30,519	159,533	45,901	49,261
Non-interest expense	84,937	91,708	95,732	135,004	124,026
Income (loss) before income taxes	48,311	14,632	111,632	(34,353)	(36,728)
Income tax expense (benefit)	(89,447)	10	9	(181)	10
Net income (loss)	137,758	14,622	111,623	(34,172)	(36,738)
Preferred stock dividends in arrears (2)	—	—	(2,538)	(6,560)	(6,278)
Preferred stock discount accretion	—	—	(6,167)	(7,412)	(7,413)
Retirement of preferred shares	—	—	104,000	—	—
Net income (loss) available to common equity	137,758	14,622	206,918	(48,144)	(50,429)
Per Common Share:
Basic earnings (loss)	$14.64	$1.61	$12.18	$(2.27)	$(2.37)
Diluted earnings (loss)	14.57	1.60	12.18	(2.27)	(2.37)
Book value	38.20	23.85	22.34	(7.99)	(6.57)
Dividends	—	—	—	—	—
Financial Condition:
Total assets	$2,248,498	$2,082,379	$2,112,474	$2,367,583	$2,789,452
Investment securities available for sale (AFS)	341,523	294,599	277,872	266,787	242,299
Investment securities held to maturity (HTM)	15,492	—	—	—	—
Loans held for investment, net	1,614,953	1,524,439	1,544,324	1,670,543	2,057,744
Deposits	1,840,724	1,814,171	1,875,293	2,025,025	2,264,901
Borrowed funds	12,562	13,752	12,877	317,225	476,103
Stockholders’ equity (deficit)	366,641	227,663	202,198	(59,864)	(29,550)
Common shares outstanding (3)	9,597,392	9,547,587	9,050,000	21,247,225	21,247,725
Other Financial Data:
Yield on interest-earning assets	3.59%	3.74%	3.80%	3.96%	4.34%
Cost of funds	0.24	0.23	0.86	1.45	1.79
Interest rate spread	3.35	3.51	2.94	2.51	2.55
Net interest margin (4)	3.37	3.53	2.94	2.48	2.45
Return on average assets (5)	6.36	0.69	6.54	(1.30)	(1.17)
Average equity (deficit) to average assets	13.59	10.04	1.19	(1.32)	(0.49)
(1) The period ended December 31, 2013 includes $134.5 million for extinguishment of debt.
(2) All periods include compounding.
(3) At December 31, 2013 common shares outstanding represent all new common stock issued pursuant to the Plan of Reorganization. All legacy common shares were canceled.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5) Return on average assets represents net income (loss) as a percentage of average total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a discussion and analysis of the Company’s consolidated financial condition and results of operations, including information on asset/liability management strategies, sources of liquidity and capital resources and critical accounting policies at the dates and for the periods indicated. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.
Management is required to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements. Accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our consolidated financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be its critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our Board.
Critical Accounting Estimates and Judgments
The consolidated financial statements are prepared by applying certain accounting policies. Certain of these policies require management to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the reported results and consolidated financial position for the period or in future periods. Some of the more significant policies are as follows:
Fair Value Measurements
In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under Generally Accepted Accounting Principles (“GAAP”). Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses, the valuation of OREO, the net carrying value of MSRs, the valuation of deferred tax assets and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, interest rate swap contracts and loans held for sale. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists. For a more detailed discussion, see Notes 1 and 16 in the Notes to Consolidated Financial Statements contained in Item 8.
Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale investment securities, loans held for sale, interest rate lock commitments, forward contracts to sell mortgage loans and interest rate swap contracts. Assets and liabilities measured at fair value on a non-recurring basis may include certain impaired loans, MSRs and OREO. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions or estimates in any of these areas could materially impact future financial condition and results of operations.
Investment Securities
Declines in the fair value of investment securities below amortized cost basis that are deemed to be an other-than-temporary impairment (“OTTI”), are reflected as impairment losses. To determine if an other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its amortized cost basis. If either of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the purchase yield or current accounting yield and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of operations as an other-than-temporary impairment on securities and is a reduction in the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss). See Notes 1 and 4 in the Notes to Consolidated Financial Statements contained in Item 8.

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
Valuation of OREO
Real estate acquired by foreclosure or by deed in lieu of foreclosure as well as other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. When a loan is transferred to OREO the write down to fair value less estimated selling costs is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if the carrying value exceeds the fair value less estimated selling costs. See Notes 1 and 6 in the Notes to Consolidated Financial Statements contained in Item 8.
Mortgage Servicing Rights
MSRs are recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSRs are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. See Notes 1 and 8 in the Notes to Consolidated Financial Statements contained in Item 8.
Deferred Tax Assets
The Company’s provision for federal and state income taxes results in the recognition of a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will produce taxable income or deductible expenses in future periods. The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets.
In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.
As a result of this evaluation, the Company reversed substantially all its valuation allowance against the deferred tax asset during 2015. For additional information regarding our deferred taxes, see Notes 1 and 17 of the Notes to Consolidated Financial Statements contained in Item 8.
Recent Accounting Pronouncements
Refer to Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Total assets increased $166.1 million, or 8.0%, to $2.25 billion at December 31, 2015, from $2.08 billion at December 31, 2014. The increase was primarily caused by a $90.6 million increase in the deferred tax asset, net, a $90.5 million increase in loans held for investment, net, and a $46.9 million increase in investment securities available for sale. These increases were partially offset by a decrease of $72.0 million in cash and cash equivalents.

The deferred tax asset, net, increased $90.6 million since December 31, 2014 due to the reversal of substantially all of the Company's deferred tax asset valuation allowance as a result of management's periodic assessment of all available evidence.
The increase in loans held for investment, net, of $90.5 million, or 5.9%, since December 31, 2014 was primarily due to increases of $52.6 million and $37.0 million in multi-family and land and constructions loans, respectively. These fluctuations were primarily due to loan originations exceeding repayments during the period. The Bank also purchased $33.7 million of residential loans, consisting of 1-4 family adjustable and fixed rate loans. Negative loan loss provision of $29.5 million was also recorded through the allowance for loan loss account. As a result of a review of all available evidence, the Company determined its levels of allowance were no longer warranted. The allowance for loan losses declined $21.9 million from December 31, 2014, as the loan portfolio continues to improve its performance with recoveries net of charge offs of $7.6 million for the year ended December 31, 2015.
Investment securities also increased $62.4 million, or 21.2%, from December 31, 2014 while cash and cash equivalents decreased $72.0 million, or 48.9%, from December 2014 as cash was invested into earning assets.
Total liabilities increased $27.1 million, or 1.5%, to $1.88 billion at December 31, 2015, from $1.85 billion at December 31, 2014. The increase was primarily due to a $26.6 million, or 1.5%, increase in deposits with an increase in checking accounts of $42.2 million, money market accounts of $26.4 million and in savings accounts of $15.0 million which was offset by a decrease in certificates of deposit of $56.9 million as a result of the low interest rate environment. The overall increase in deposits was accomplished despite the branch deposit sales of $23.1 million during the year ended December 31, 2015.
Stockholders’ equity increased $139.0 million, or 61.0%, to $366.6 million at December 31, 2015, from $227.7 million at December 31, 2014. The increase was primarily due to net income for the year ended December 31, 2015, of $137.8 million.
Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014
Net income from operations for the years ended December 31, 2015 increased $123.1 million, or 842.1%, to $137.8 million from $14.6 million in the year ended December 31, 2014. The increase in net income was primarily the result of an income tax benefit, net of tax provision, of $89.4 million from the reversal of substantially all of the Company’s valuation allowance against its deferred tax asset during the year ended December 31, 2015. In addition, a negative provision for loan losses of $29.5 million was recorded. In 2015, net interest income decreased $2.5 million, non-interest income increased $4.5 million and non-interest expense decreased $6.8 million compared to 2014. The discussion that follows in this section provides details regarding these results for the year ended December 31, 2015.

Net Interest Income
The following table shows the Company’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets and the ratio of average interest-earning assets to average interest-bearing liabilities for the years ended December 31, 2015 and 2014. The average balances are derived from daily balances.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-Earning Assets
Mortgage and commercial real estate loans	$1,210,304	$49,837	4.12%	$1,197,999	$51,379	4.29%
Consumer loans	322,149	14,737	4.57	351,113	16,766	4.78
Commercial and industrial loans	37,103	1,889	5.09	19,032	1,068	5.61
Total loans held for investment (1)(2)	1,569,556	66,463	4.23	1,568,144	69,213	4.41
Investment securities - AFS (3)	329,263	6,055	1.84	290,381	5,931	2.04
Investment securities - HTM	6,387	298	4.67	—	—	—
Interest-earning deposits	123,402	335	0.27	147,915	371	0.25
Federal Home Loan Bank stock	11,940	59	0.49	11,940	65	0.54
Total interest-earning assets	2,040,548	73,210	3.59	2,018,380	75,580	3.74
Non-interest-earning assets	125,793			96,390
Total assets	$2,166,341			$2,114,770
Interest-Bearing Liabilities
Demand deposits	$1,053,407	$1,515	0.14%	$1,021,022	$1,178	0.12%
Regular savings	361,579	351	0.10	348,680	353	0.10
Certificates of deposit	415,705	2,320	0.56	496,189	2,568	0.52
Total deposits	1,830,691	4,186	0.23	1,865,891	4,099	0.22
Other borrowed funds	14,312	243	1.70	14,858	245	1.65
Total interest-bearing liabilities	1,845,003	4,429	0.24	1,880,749	4,344	0.23
Non-interest-bearing liabilities	26,826			21,748
Total liabilities	1,871,829			1,902,497
Stockholders’ equity	294,512			212,273
Total liabilities and stockholders’ equity	$2,166,341			$2,114,770
Net interest income/interest rate spread (4)		$68,781	3.35%		$71,236	3.51%
Net interest-earning assets	$195,545			$137,631
Net interest margin (5)			3.37%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.60%			107.32%

(1)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.

(2)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available for sale are based on fair value.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Net interest income decreased $2.5 million, or 3.4%, to $68.8 million for the year ended December 31, 2015, from $71.2 million for the comparable prior year period. Interest income decreased $2.4 million, or 3.1%, to $73.2 million for the year ended December 31, 2015, compared to $75.6 million for the year ended December 31, 2014, due to a 15 basis point decrease in average yields to 3.59% from the comparable prior year period of 3.74%.
The average balance of loans held for investment increased $1.4 million to $1.57 billion and the average balance of interest-earning deposits decreased $24.5 million to $123.4 million in 2015. The average balance of investment securities available for sale increased $38.9 million to $329.3 million and average investment securities held to maturity increased $6.4 million in 2015 as the Company began investing in HTM investment securities in June 2015. These fluctuations were primarily due to loan originations exceeding loan repayments during the period and excess liquidity being invested into securities to improve the yield on assets as opposed to being held in cash. The decline in the average asset yield was the result of the low interest rate environment over the last several years.
Interest expense increased $85,000, or 2.0%, to $4.4 million for the year ended December 31, 2015, from $4.3 million for the prior year period. The average cost of interest-bearing liabilities increased 1 basis point to 0.24% for the year ended December 31, 2015, from 0.23% for the same period in 2014, while the average balance of interest-bearing liabilities decreased $35.7 million to $1.85 billion for the year ended December 31, 2015, from $1.88 billion for the year ended December 31, 2014.
The average balance of deposits decreased $35.2 million to $1.83 billion in 2015, from $1.87 billion in the prior year. The decrease was primarily due to a decrease of $80.5 million, to $415.7 million in average certificates of deposit in 2015, from $496.2 million in the prior year. The decline in average certificates was offset by a net increase in average demand deposits of $32.4 million and average regular savings accounts of $12.9 million. We were able to overcome average deposit decreases from branch sales of $16.6 million on December 31, 2014 related to the Richland Center branch sale, $11.2 million on May 15, 2015 related to the Viroqua branch sale and $11.9 million on September 25, 2015 related to the Winneconne branch sale. The average cost of deposits increased 1 basis point to 0.23% during the year ended December 31, 2015, from 0.22% in 2014.
The interest rate spread decreased 16 basis points to 3.35% for the year ended December 31, 2015, compared to 3.51% for the prior year period. Net interest margin was 3.37% for the year ended December 31, 2015, a decrease of 16 basis points from 3.53% for the year ended December 31, 2014. The decrease in net interest margin was due to a $2.5 million decrease in net interest income partially offset by a $22.2 million increase in total average interest-earning assets between 2015 and 2014.
The ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.60% for the year ended December 31, 2015, from 107.32% for the prior year period. This increase was primarily due to the $35.7 million decrease in average interest-bearing liabilities during 2015.
Provision for Loan Losses
The negative provision for loan losses was $29.5 million for the year ended December 31, 2015, compared to a negative provision for loan losses of $4.6 million for the comparable prior year period. The increase in negative provision for loan losses was due to significant recoveries in consecutive quarters, improvements in the credit quality of the loan portfolio and the continued reduction of historical loss rates.
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

Non-Interest Income
The following table presents non-interest income by major category for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$10,061	$10,017	$44	0.4%
Investment and insurance commissions	4,166	4,222	(56)	(1.3)
Loan fees	2,440	882	1,558	176.6
Loan servicing income, net of amortization	2,035	2,821	(786)	(27.9)
Loan processing fee income	1,241	844	397	47.0
Net impairment losses recognized in earnings	—	(64)	64	(100.0)
Net gain on sale of loans	6,083	2,797	3,286	117.5
Net gain on sale of investment securities	63	746	(683)	(91.6)
Net gain on sale of OREO	3,828	2,540	1,288	50.7
Net gain on sale of disposal of premises and equipment	1,676	1,328	348	26.2
Net gain on sale of branch	986	991	(5)	(0.5)
Other income	2,392	3,395	(1,003)	(29.5)
Total non-interest income	$34,971	$30,519	$4,452	14.6%
Non-interest income increased $4.5 million, or 14.6%, to $35.0 million for the year ended December 31, 2015, from $30.5 million for the prior year period. Net gain on sale of loans increased $3.3 million to $6.1 million for the year ended December 31, 2015 from $2.8 million for the prior year period, primarily due to higher loan volume in 2015. Loan fees increased $1.6 million from the prior year period due to fees collected from the interest rate swap contract program for certain commercial lending customers which began in the first quarter of 2015. Net gain on sale of OREO also increased $1.3 million from the prior year period due to sales volume and improved gains per property sold. We do not expect a strong net gain on sale of OREO to be repeated in future periods as we have been successful in reducing our OREO balances.
Offsetting these increases, loan servicing income, net of amortization, decreased $786,000 from the prior year period as a result of a decrease in the loan servicing portfolio and net gain on sale of investment securities decreased $683,000 as a result of securities sales of $14.6 million for the year ended December 31, 2015 compared to $17.6 million in the prior year period. Other income decreased $1.0 million from the prior year period due to gains on transfers to OREO declining $513,000 and rental income declining $351,000 due to the sale of the Bank's main office building in 2014.

Non-Interest Expense
The following table presents non-interest expense by major category for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$45,831	$44,256	$1,575	3.6%
Occupancy	6,366	7,374	(1,008)	(13.7)
Furniture and equipment	2,602	3,038	(436)	(14.4)
Federal deposit insurance premiums	2,226	3,151	(925)	(29.4)
Data processing	6,512	5,602	910	16.2
Communications	1,960	1,987	(27)	(1.4)
Marketing	2,698	3,676	(978)	(26.6)
OREO expense, net	2,344	9,779	(7,435)	(76.0)
Investor loss reimbursement	(212)	50	(262)	(524.0)
MSR impairment (recovery)	(596)	534	(1,130)	(211.6)
Provision for unfunded commitments	17	(2,107)	2,124	100.8
Loan processing and servicing expense	2,774	2,435	339	13.9
Retail operations expense	2,620	2,490	130	5.2
Legal services	1,394	1,961	(567)	(28.9)
Other professional fees	1,899	1,452	447	30.8
Insurance	916	1,057	(141)	(13.3)
Lease termination expense	1,454	—	1,454	N/M
Reorganization costs	—	(64)	64	(100.0)
Other expense	4,132	5,037	(905)	(18.0)
Total non-interest expense	$84,937	$91,708	$(6,771)	(7.4)%
N/M = Not Meaningful
Non-interest expense decreased $6.8 million, or 7.4%, to $84.9 million for the year ended December 31, 2015, from $91.7 million for the prior year period. The decrease was primarily the result of OREO expense, net, decreasing $7.4 million due to a decline in OREO inventory compared to the prior year period. Within OREO expense, net, the provision for OREO losses declined $6.3 million, OREO operating expenses declined $892,000, OREO real estate taxes declined $798,000 and OREO management fees declined $637,000 compared to the year ended December 31, 2014. Offsetting these reductions included in OREO expense, net, was a decrease in OREO income of $1.4 million to the prior year period due to the reduced number of income producing OREO properties. In addition, the Bank recorded MSR recovery of $596,000 compared to MSR impairment of $534,000 in the years ended December 31, 2015 and 2014, respectively, as well as other smaller reductions in occupancy, marketing and legal services. Other expense decreased $905,000 primarily due to $844,000 of costs incurred from the settlement of the Village of Kronenwetter litigation in 2014.
Offsetting these decreases was an increase in provision for unfunded commitments of $2.1 million, to $17,000 for the year ended December 31, 2015. In 2014, a specific reserve of $2.7 million related to the Village of Kronenwetter was released. Compensation and benefits increased $1.6 million to $45.8 million due to an increase in restricted stock grant expense of $1.2 million compared to the prior year period and one-time retention and severance expense of $2.0 million offset by a reduction in salary and wages of $1.7 million as a result of the operational efficiency initiatives. Lease termination expense of $1.5 million was also due to the recognition of expense related to the operational efficiency initiatives completed in 2015.
Income Taxes
Income tax benefit, net of tax provision, of $89.4 million was recorded for the year ended December 31, 2015, compared to income tax expense of $10,000 in the prior year period. As a result of management’s ongoing periodic assessments of the deferred tax asset position, the Company determined that it was appropriate to substantially reverse this deferred tax asset valuation allowance. In 2015, the Company determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $4.2 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business.

Comparison of the Results of Operations for the Year Ended December 31, 2014 and 2013
Net income from operations for the year ended December 31, 2014 declined $83.0 million, or 85.0%, to $14.6 million from $97.6 million in the year ended December 31, 2013. The decrease in net income was primarily the result of a decline in non-interest income of $136.5 million as a result of the $134.5 million extinguishment of debt related to the payoff and settlement of the Credit Agreement. This was partially offset by a $39.7 million decline in non-interest expense, related to the prepayment of FHLB advances in 2013 which lowered our cost of funds, a decrease in provision for loan losses of $5.5 million and an increase in net interest income of $8.3 million compared to the year ended December 31, 2013.
Net Interest Income
The following table shows the Company’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the years ended December 31, 2014 and 2013. The average balances are derived from daily balances.

	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$1,197,999	$51,379	4.29%	$1,299,424	$57,960	4.46%
Consumer loans	351,113	16,766	4.78	396,590	19,242	4.85
Commercial and industrial loans	19,032	1,068	5.61	24,592	1,688	6.86
Total loans held for investment (1)(2)	1,568,144	69,213	4.41	1,720,606	78,890	4.59
Investment securities - AFS (3)	290,381	5,931	2.04	278,770	5,517	1.98
Interest-earning deposits	147,915	371	0.25	177,126	436	0.25
Federal Home Loan Bank stock	11,940	65	0.54	23,755	96	0.40
Total interest-earning assets	2,018,380	75,580	3.74	2,200,257	84,939	3.86
Non-interest-earning assets	96,390			98,311
Total assets	$2,114,770			$2,298,568
Interest-Bearing Liabilities
Demand deposits	$1,021,022	$1,178	0.12%	$1,022,453	$1,241	0.12%
Regular savings	348,680	353	0.10	331,044	369	0.11
Certificates of deposit	496,189	2,568	0.52	626,182	4,208	0.67
Total deposits	1,865,891	4,099	0.22	1,979,679	5,818	0.29
Other borrowed funds	14,858	245	1.65	238,008	16,195	6.80
Total interest-bearing liabilities	1,880,749	4,344	0.23	2,217,687	22,013	0.99
Non-interest-bearing liabilities	21,748			72,403
Total liabilities	1,902,497			2,290,090
Stockholders’ equity	212,273			8,478
Total liabilities and stockholders’ equity	$2,114,770			$2,298,568
Net interest income/interest rate spread (4)		$71,236	3.51%		$62,926	2.87%
Net interest-earning assets	$137,631			$(17,430)
Net interest margin (5)			3.53%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.32%			99.21%

(1)	For the purpose of these computations, non-accrual loans are included in the average loan amounts outstanding.

(2)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available for sale are based on fair value.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Net interest income increased $8.3 million, or 13.2%, to $71.2 million for the year ended December 31, 2014 as compared to $62.9 million for the same period in 2013. Interest income decreased $9.4 million, or 11.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to a decrease of $181.9 million in average interest-earning assets. The average yield on interest-earning assets decreased 12 basis points to 3.74% in the year ended December 31, 2014 compared to 3.86% for the same period in 2013.
The average balance of loans held for investment, net decreased $152.5 million to $1.57 billion in 2014, interest-earning deposits decreased $29.2 million to $147.9 million offset by an increase in the average balance of investment securities of $11.6 million to $290.4 million in 2014. These decreases were primarily due to loan repayments exceeding loan originations during the period and the resulting excess liquidity being invested in securities as opposed to being held in cash to improve the yield on assets. The decline in the average yield was the result of the low interest rate environment over the last several years.
Interest expense decreased $17.7 million, or 80.3%, to $4.3 million for the year ended December 31, 2014 from $22.0 million for the year ended December 31, 2013. The average cost of interest-bearing liabilities decreased 76 basis points to 0.23% for the year ended December 31, 2014 from 0.99% for the same period in 2013 while the average balance of interest-bearing liabilities decreased $336.9 million to $1.88 billion for the year ended December 31, 2014 from $2.22 billion for the same period in 2013.
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
The interest rate spread increased 64 basis points to 3.51% for the year ended December 31, 2014 compared to 2.87% for the year ended December 31, 2013. The increase was primarily the result of management’s strategic plan to settle the Credit Agreement with U.S. Bank and the prepayment of the FHLB of Chicago advances reducing interest expense on those borrowings $237.8 million during 2014 and the related cost of funding those borrowings by 515 basis points. Net interest margin was 3.53% for the year ended December 31, 2014 an increase of 67 basis points from 2.86% for the year ended December 31, 2013. The increase in net interest margin was due to an $8.3 million increase in net interest income and a $181.9 million decrease in total interest-earning assets between 2014 and 2013.
The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.32% at December 31, 2014 from 99.21% at December 31, 2013. This increase was primarily due to the $336.9 million decrease in average interest-bearing liabilities during 2014.
Provision for Loan Losses
The provision for loan losses decreased $5.5 million during the year ended December 31, 2014 to a negative provision of $4.6 million from a $950,000 provision for the year ended December 31, 2013. The reason for the decrease was due to the continued improvement in the credit quality of the loan portfolio during 2014 with non-performing loans decreasing $33.4 million, or 48.7%, to $35.1 million at December 31, 2014.
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

Non-Interest Income
The following table presents non-interest income by major category for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges on deposits	$10,017	$10,120	$(103)	(1.0)%
Investment and insurance commissions	4,222	3,917	305	7.8
Loan fees	882	1,272	(390)	(30.7)
Loan servicing income, net of amortization	2,821	1,437	1,384	96.3
Loan processing fee income	844	1,303	(459)	(35.2)
Net impairment losses recognized in earnings	(64)	(106)	42	(39.6)
Net gain on sale of loans	2,797	8,116	(5,319)	(65.5)
Net gain on sale of investment securities	746	92	654	N/M
Net gain on sale of OREO	2,540	4,597	(2,057)	(44.7)
Extinguishment of debt	—	134,514	(134,514)	N/M
Net gain (loss) on sale of disposal of premises and equipment	1,328	(82)	1,410	N/M
Net gain on sale of branch	991	—	991	N/M
Other income	3,395	1,856	1,539	82.9
Total non-interest income	$30,519	$167,036	$(136,517)	(81.7)%
N/M = Not Meaningful
Non-interest income decreased $136.5 million to $30.5 million for the year ended December 31, 2014 from $167.0 million for the year ended December 31, 2013. In 2013 the Company recorded non-interest income of $134.5 million resulting from the extinguishment of debt. Net gain on sale of loans decreased $5.3 million to $2.8 million for the year ended December 31, 2014 from $8.1 million for the year ended December 31, 2013 primarily due to lower loan volume in 2014.

Non-Interest Expense
The following table presents non-interest expense by major category for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$44,256	$42,568	$1,688	4.0%
Occupancy	7,374	8,828	(1,454)	(16.5)
Furniture and equipment	3,038	3,272	(234)	(7.2)
Federal deposit insurance premiums	3,151	4,740	(1,589)	(33.5)
Data processing	5,602	6,162	(560)	(9.1)
Communications	1,987	1,929	58	3.0
Marketing	3,676	2,605	1,071	41.1
OREO expense, net	9,779	22,056	(12,277)	(55.7)
Investor loss reimbursement	50	3,497	(3,447)	(98.6)
MSR impairment (recovery)	534	(3,854)	4,388	113.9
Provision for unfunded commitments	(2,107)	3,133	(5,240)	(167.3)
Loan processing and servicing expense	2,435	3,852	(1,417)	(36.8)
Retail operations expense	2,490	2,343	147	6.3
Legal services	1,961	3,873	(1,912)	(49.4)
Other professional fees	1,452	2,358	(906)	(38.4)
Insurance	1,057	2,915	(1,858)	(63.7)
Lease termination expense	—	—	—	N/M
Debt prepayment penalty	—	16,149	(16,149)	N/M
Reorganization costs	(64)	1,929	(1,993)	N/M
Other expense	5,037	3,045	1,992	65.4
Total non-interest expense	$91,708	$131,400	$(39,692)	(30.2)%
N/M = Not Meaningful
Non-interest expense decreased $39.7 million, or 30.2%, to $91.7 million for the year ended December 31, 2014 from $131.4 million for the year ended December 31, 2013. The decrease was primarily the result of a one-time debt prepayment penalty charge in 2013 of $16.1 million related to the early payoff of FHLB of Chicago borrowings of $176.0 million with no corresponding charges in 2014. In addition OREO expense decreased $12.3 million due to a decline in OREO inventory during 2014. The provision for OREO losses declined $6.3 million and OREO real estate taxes declined $3.3 million were the primary reason for the decrease in OREO expense as compared to the year ended December 31, 2013. Provision for unfunded commitments decreased $5.2 million as a result of the release of a specific reserve of $2.7 million no longer required in 2014 and investor loss reimbursement declined $3.4 million which included a $2.0 million reserve recorded in 2013 that was no longer needed in 2014. Offsetting these decreases was an increase in the mortgage servicing rights impairment (recovery) of $4.4 million to an expense of $534,000 for the year ended December 31, 2014 compared to a recovery of $3.9 million for the year ended December 31, 2013. This increase was the result of changes in the level of prepayment speeds and interest rate fluctuations during 2014. Other expense increased $2.0 million during the year ended December 31, 2014 primarily due to $844,000 of costs incurred from the settlement of the Village of Kronenwetter litigation. In addition, during 2013, a non-bank subsidiary of the holding company had a $1.2 million recovery of a previously written off receivable, there were no comparable transactions recorded during 2014.
Income Taxes
Income tax expense of $10,000 was recorded for the year period ended December 31, 2014 compared to $9,000 for the same period in 2013. While previously unrecognized net operating loss carryforwards were used to substantially offset taxable income, some states in which we operate have a minimum tax requirement which resulted in $10,000 of tax expense in the current year. As of December 31, 2014, a full valuation allowance was recorded on the remaining net deferred tax asset due to the uncertainty of our ability to create sufficient taxable income to utilize the tax asset.

Rate/Volume Analysis
The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned on interest-earning assets or paid on interest-bearing liabilities. The volume of investments in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to the effects on net interest income attributable to (i) changes in rate (changes in rate multiplied by prior volume) and (ii) changes in volume (changes in volume multiplied by prior rate). The change in interest income due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended
	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets
Mortgage and commercial real estate loans	$(2,066)	$524	$(1,542)	$(2,174)	$(4,407)	$(6,581)
Consumer loans	(684)	(1,345)	(2,029)	(300)	(2,176)	(2,476)
Commercial and industrial loans	(107)	928	821	(277)	(343)	(620)
Total loans held for investment (1)(2)	(2,857)	107	(2,750)	(2,751)	(6,926)	(9,677)
Investment securities - AFS	(625)	749	124	180	234	414
Investment securities - HTM	—	298	298	—	—	—
Interest-bearing deposits	29	(65)	(36)	8	(73)	(65)
Federal Home Loan Bank stock	(6)	—	(6)	26	(57)	(31)
Total increase (decrease) in interest income	(3,459)	1,089	(2,370)	(2,537)	(6,822)	(9,359)
Interest-bearing liabilities
Demand deposits	299	38	337	(61)	(2)	(63)
Regular savings	(15)	13	(2)	(35)	19	(16)
Certificates of deposit	191	(439)	(248)	(861)	(779)	(1,640)
Total deposits	475	(388)	87	(957)	(762)	(1,719)
Other borrowed funds	7	(9)	(2)	(7,129)	(8,821)	(15,950)
Total increase (decrease) in interest expense	482	(397)	85	(8,086)	(9,583)	(17,669)
Total increase (decrease) in net interest income	$(3,941)	$1,486	$(2,455)	$5,549	$2,761	$8,310

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

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
Risk Management Philosophy
The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize stockholder value. We have made significant and year over year improvements in reducing the level of non-performing assets since 2010. While improvements have occurred, the Bank desires to further lower its amount of non-performing assets.

The Bank views risk management as not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them. Risk management includes, but is not limited to the following:

•	Taking only risks consistent with the Bank’s strategy and within its capability to manage;

•	Ensuring strong underwriting and credit risk management practices;

•	Practicing disciplined capital and liquidity management;

•	Helping ensure that risks and earnings volatility are appropriately understood and measured;

•	Avoiding excessive concentrations; and

•	Helping support external stakeholder confidence.
Although the Board is primarily responsible for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, reviews risk profiles and discusses key risk issues. The Chief Risk Officer is in charge of overseeing all risk management. The internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and the Audit Committee of the Board.
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
The Risk Management group is responsible for monitoring credit risk while considering regulatory guidance. Internal audit provides an independent assessment of the effectiveness of the credit risk management process. An external third party vendor also provides loan review services.
Non-Performing Loans
The composition of non-performing loans is summarized as follows:

	December 31, 2015			December 31, 2014
	Balance	% of Non- Performing Loans	% of Total Gross Loans (1)	Balance	% of Non- Performing Loans	% of Total Gross Loans (1)
	(Dollars in thousands)
Residential	$4,995	32.6%	0.30%	$5,873	16.7%	0.37%
Commercial and industrial	161	1.1	0.01	33	0.1	—
Land and construction	5,457	35.7	0.34	17,195	48.9	1.09
Multi-family	1,198	7.8	0.07	3,566	10.2	0.23
Retail/office	1,365	8.9	0.08	3,970	11.3	0.25
Other commercial real estate	1,146	7.5	0.07	3,622	10.3	0.23
Education (2)	191	1.2	0.01	205	0.6	0.01
Other consumer	796	5.2	0.05	651	1.9	0.04
Total	$15,309	100.0%	0.93%	$35,115	100.0%	2.22%

(1)	Gross loans are the unpaid principal balance before the unamortized loan fees, net, and the allowance for loans losses.

(2)
Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $6.2 million and $6.6 million at December 31, 2015 and 2014, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the year ended December 31, 2015:

	Non- Performing Loans December 31, 2014	Additions	Transfer to Accrual Status	Transfer to OREO	Paid Down	Net Charged Off	Non- Performing Loans December 31, 2015	Performing Loans December 31, 2015	Total Gross Loans (1)
	(In thousands)
Residential	$5,873	$3,830	$(1,417)	$(1,427)	$(2,208)	$344	$4,995	$524,780	$529,775
Commercial and industrial	33	81	—	(584)	(551)	1,182	161	25,038	25,199
Land and construction	17,195	1,378	—	(41)	(14,681)	1,606	5,457	137,962	143,419
Multi-family	3,566	—	—	(249)	(4,272)	2,153	1,198	317,115	318,313
Retail/office	3,970	887	(124)	(655)	(3,156)	443	1,365	160,132	161,497
Other commercial real estate	3,622	794	—	(300)	(3,480)	510	1,146	142,550	143,696
Education (2)	205	—	—	—	(14)	—	191	91,480	91,671
Other consumer	651	1,591	(329)	—	(709)	(408)	796	226,487	227,283
Total	$35,115	$8,561	$(1,870)	$(3,256)	$(29,071)	$5,830	$15,309	$1,625,544	$1,640,853

(1)	Gross loans are the unpaid principal balance before the unamortized loan fees, net, and the allowance for loans losses.

(2)
Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $6.2 million and $6.6 million at December 31, 2015 and 2014, respectively, that are not considered impaired based on a guarantee provided by government agencies.

Non-performing loans decreased $19.8 million during the year ended December 31, 2015. The loan categories with the largest decline in non-performing loans were land and construction of $11.7 million, retail/office of $2.6 million, other commercial real estate of $2.5 million and multi-family of $2.4 million.
Non-Performing Assets
The composition of non-performing assets and related credit metrics are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Non-performing loans – excluding TDRs	$8,238	$18,632
Non-performing TDRs	7,071	16,483
Total non-performing loans	15,309	35,115
OREO	20,371	35,491
Total non-performing assets	$35,680	$70,606

Non-performing loans to gross loans	0.93%	2.22%
Non-performing assets to total assets	1.59	3.39
Allowance for loan losses to gross loans	1.53	2.97
Allowance for loan losses to non-performing loans	164.26	133.95
Allowance for loan losses plus OREO valuation allowance to non-performing assets	110.41	95.77
TDRs that are currently on non-accrual status will remain on non-accrual status for a period of at least six months, or longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual status, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR.

The following is a summary of non-performing asset activity for the year ended December 31, 2015:

	Non-Performing Loans (1)	OREO	Total Non- Performing Assets
	(In thousands)
Balance at December 31, 2014	$35,115	$35,491	$70,606
Additions	8,561	1,133	9,694
Transfer to OREO	(3,256)	3,256	—
Transfer to accrual status	(1,870)	—	(1,870)
Sales	—	(18,175)	(18,175)
Net charged-off	5,830	—	5,830
OREO valuation adjustments, net	—	(1,493)	(1,493)
Capitalized improvements	—	159	159
Paid down	(29,071)	—	(29,071)
Balance at December 31, 2015	$15,309	$20,371	$35,680

(1)
Total non-performing loans exclude the guaranteed portion of education loans of $6.2 million and $6.6 million that are 90 days or more past due but still accruing interest at December 31, 2015 and 2014, respectively.

Loan Delinquencies 30 Days and Over
The following table sets forth information relating to past due loans that were delinquent 30 days and over at the dates indicated:

	December 31,						March 31,
	2015		2014		2013		2013		2012
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
	(Dollars in thousands)
30 to 59 days	$5,025	0.31%	$5,795	0.37%	$11,885	0.73%	$14,294	0.81%	$18,332	0.84%
60 to 89 days	3,129	0.19	3,097	0.20	4,280	0.26	10,109	0.57	12,230	0.56
90 days and over	9,089	0.55	20,338	1.28	49,017	3.03	92,209	5.23	190,663	8.71
Total	$17,243	1.05%	$29,230	1.85%	$65,182	4.02%	$116,612	6.61%	$221,225	10.11%
Loans delinquent 30 to 89 days decreased $738,000 to $8.2 million at December 31, 2015 from $8.9 million at December 31, 2014 and loans delinquent 90 days and over decreased $11.2 million to $9.1 million at December 31, 2015 from $20.3 million at December 31, 2014 as a result of increased monitoring, loss mitigation efforts and improved economic conditions.
Impaired Loans
At December 31, 2015, the Company identified $43.9 million of loans as impaired, which includes $28.8 million of performing TDRs. At December 31, 2014, impaired loans were $95.3 million, which included $60.2 million of performing TDRs. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.
Interest income recognized on impaired loans on a cash basis was $2.0 million and $3.6 million for years ended December 31, 2015 and 2014, respectively, and $2.1 million for the nine months ended December 31, 2013.
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
Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded in the statement of income based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. The provision for loan losses may increase or decline should credit metrics such as net charge offs and the amount of non-performing loans worsen or improve in the future.
The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all nonaccrual loans and TDRs. TDRs are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally offer. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent, is less than the carrying value of the loan. Cash collections on nonaccrual loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable.
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
On a quarterly basis the Company analyzes its general allowance methodology and determined it was necessary to increase the historical loss period by an additional quarter. For the quarter ended December 31, 2015, the Bank utilized a fifteen quarter look-back period compared to a fourteen quarter look-back period for the quarter ended September 30, 2015. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at December 31, 2015 after implementing the modification was an increase of $536,000 in the required reserve as compared to the previous methodology. Management will continue to analyze the historical loss period utilized on a quarterly basis.
Management adjusts historical loss factors based on the following qualitative factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection and charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Bank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.
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
The following table presents the allowance for loan losses by component:

	December 31,
	2015	2014
	(In thousands)
General reserve	$20,840	$38,596
Specific reserve	4,307	8,441
Total allowance for loan losses	$25,147	$47,037
The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,		Nine Months Ended December 31,	Year Ended March 31,
	2015	2014	2013	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$47,037	$65,182	$79,815	$111,215	$150,122
Charge-offs:
Residential	(1,112)	(2,212)	(4,419)	(6,659)	(6,625)
Multi-family	(37)	(908)	(2,972)	(2,656)	(4,247)
Commercial real estate	(677)	(8,317)	(6,678)	(13,390)	(32,009)
Land and construction	(982)	(6,816)	(3,450)	(18,219)	(21,429)
Consumer	(1,105)	(2,599)	(1,903)	(4,946)	(3,259)
Commercial and industrial	(106)	(5,220)	(864)	(3,483)	(14,993)
Total charge-offs	(4,019)	(26,072)	(20,286)	(49,353)	(82,562)
Recoveries:
Residential	1,569	436	729	1,743	1,711
Multi-family	2,217	485	190	327	1,425
Commercial real estate	2,468	7,346	2,274	3,686	2,670
Land and construction	2,817	990	1,062	2,787	1,429
Consumer	432	379	330	219	693
Commercial and industrial	2,122	2,876	793	1,458	1,840
Total recoveries	11,625	12,512	5,378	10,220	9,768
Net recoveries (charge-offs)	7,606	(13,560)	(14,908)	(39,133)	(72,794)
Provision for loan losses	(29,496)	(4,585)	275	7,733	33,887
Allowance at end of period	$25,147	$47,037	$65,182	$79,815	$111,215
Net recoveries (charge-offs) to average loans held for sale and for investment (1)	0.48%	(0.86)%	(1.18)%	(1.97)%	(3.14)%

(1)	The nine month period ended December 31, 2013 is annualized.
Management monitors and evaluates the portfolio on an ongoing basis and also considered the decrease in non-performing loans to total loans to 0.93% at December 31, 2015 from 2.22% at December 31, 2014 to be a factor that warranted the decrease in allowance for loan losses.
The allowance process is analyzed regularly, with modifications made if needed, and those results are reported to the Bank’s Board. Although management believes that the December 31, 2015 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the Bank's regulatory agencies which can recommend the establishment of additional general or specific loss allowances.
The following table presents the allocation of the allowance for loan losses in the loan categories previously presented.

	As of December 31,						As of March 31,
	2015		2014		2013		2013		2012
	Balance	% of Loan Type to Total Loans	Balance	% of Loan Type to Total Loans	Balance	% of Loan Type to Total Loans	Balance	% of Loan Type to Total Loans	Balance	% of Loan Type to Total Loans
	(Dollars in thousands)
Residential	$5,116	32.3%	$10,684	33.7%	$13,059	32.2%	$14,525	30.6%	$13,027	25.2%
Multi-family	4,753	19.4	6,053	16.9	8,049	17.5	10,753	16.4	15,714	15.8
Other commercial real estate	4,383	18.6	12,687	19.8	20,274	20.4	26,330	21.2	37,629	25.1
Land and construction	6,848	8.7	9,976	6.8	13,742	5.7	17,498	6.4	31,810	8.6
Consumer	3,691	19.5	6,201	21.8	3,656	22.9	3,637	23.7	2,467	23.5
Commercial and industrial	356	1.5	1,436	1.0	6,402	1.3	7,072	1.7	10,568	1.8
Total allowance for loan losses	$25,147	100.0%	$47,037	100.0%	$65,182	100.0%	$79,815	100.0%	$111,215	100.0%
The following table presents the associated allowance for loan losses as a percent of the total in the loan categories previously reported:

	As of December 31,			As of March 31,
	2015	2014	2013	2013	2012
Residential	20.4%	22.7%	20.0%	18.2%	11.7%
Multi-family	18.9	12.9	12.4	13.5	14.1
Other commercial real estate	17.4	27.0	31.1	33.0	33.8
Land and construction	27.2	21.2	21.1	21.9	28.6
Consumer	14.7	13.2	5.6	4.6	2.2
Commercial and industrial	1.4	3.0	9.8	8.8	9.6
Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%
Other Real Estate Owned
OREO, net decreased $15.1 million during the year ended December 31, 2015. Individual properties included in OREO at December 31, 2015 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value
		(In thousands)
Raw Land	Southeast Wisconsin	$3,392
Raw Land	Northeast Wisconsin	1,780
Commercial Building	South Central Wisconsin	1,605
Commercial Building	Northwest Wisconsin	1,538
Raw Land	Southeast Wisconsin	1,075
Other properties individually less than $1.0 million		10,981
		$20,371
Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO expense, net. The fair value is primarily based on appraisals. On a quarterly basis, the carrying values of OREO properties are reviewed and appropriate adjustments are made based upon updated appraisals, evaluations, signed sales contracts or list price reductions. Incremental valuation adjustments may be recognized in the Consolidated Statement of Operations if, in the opinion of management, additional losses are deemed probable.

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
Liquidity and Capital Resources
On an unconsolidated basis, the Company’s typical source of funds is dividends from its subsidiaries, including the Bank. During the year ended December 31, 2015, the Bank declared and paid a dividend to the Company. The Company currently finances its operations through cash on hand. At December 31, 2015, the Company’s cash and cash equivalents, on an unconsolidated basis amounted to $21.8 million. A significant amount of our consolidated operating expenses are incurred by and paid directly by the Company’s subsidiaries. Net cash provided by operations during 2015 was $14.7 million while cash used in investing activities was $135.1 million and cash provided by financing activities was $48.4 million.
The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and commercial banking businesses and wholesale funding sources (FHLB of Chicago advances and other borrowings). As of December 31, 2015, the Company had outstanding borrowings from the FHLB of Chicago of $10.0 million. The Bank pledges certain loans that meet underwriting criteria established by the FHLB of Chicago as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $595.6 million and $652.3 million at December 31, 2015 and 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage backed securities with a fair value of $55.9 million and $88.9 million at December 31, 2015 and 2014, respectively. At December 31, 2015, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago. The Bank has also been granted access to the Federal Reserve Bank of Chicago’s discount window but as of December 31, 2015, the Bank had no borrowings outstanding from this source. Additionally, the Bank has an unsecured federal funds line available with a correspondent bank, but as as of December 31, 2015, this line was unused.
Contractual Obligations and Commitments
At December 31, 2015, on a consolidated basis, the Company had outstanding commitments to originate $133.7 million of loans and commitments to extend credit to or on behalf of customers pursuant to lines and letters of credit of $395.9 million. Commitments to extend credit typically have a term of less than one year. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2015 amounted to $236.9 million. Scheduled maturities of borrowings during the same period totaled $2.5 million for the Bank. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.
The following table summarizes our contractual principal cash obligations and other commitments at December 31, 2015:

	Payment Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
FHLB advances	$—	$10,000	$—	$—	$10,000
Repurchase agreements	2,438	—	—	—	2,438
Long term lease obligations	62	62	—	—	124
Total other borrowed funds	2,500	10,062	—	—	12,562
Certificates of deposit	236,887	127,909	25,524	—	390,320
Other deposits	1,450,404	—	—	—	1,450,404
Lease obligations	1,947	3,834	3,326	3,921	13,028
Total contractual obligations	$1,691,738	$141,805	$28,850	$3,921	$1,866,314
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
Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”)
The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $3.4 million at December 31, 2015 related to approximately $122.7 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.
Brokered Deposits
The Bank has, in the past, entered into agreements with certain brokers that provided deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2015, the Bank had no brokered deposits.
Regulatory Capital
Under federal law and regulation the Company and the Bank are required to meet the regulatory capital ratios of CET1, tier 1 capital, total capital and tier 1 leverage. CET1 primarily consists of common stock, related surplus, net of Treasury stock, retained earnings less certain intangible assets and unrealized gains/losses on available for sale securities. Tier 1 capital is CET1 plus non-cumulative perpetual preferred stock less certain regulatory deductions. Total capital primarily consists of tier 1 capital plus a qualifying portion of the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.
Our ability to meet our short-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings and senior or subordinated notes.

The following table summarizes the Company and the Bank’s capital ratios:

	December 31, 2015			December 31, 2014
	Ratio	To be Adequately Capitalized	To be Well Capitalized	Ratio	To be Adequately Capitalized	To be Well Capitalized
Common equity tier 1 ratio (1)
Anchor Bancorp	18.66%	4.50%	N/A	N/A	N/A	N/A
AnchorBank, fsb	17.04%	4.50%	6.50%	N/A	N/A	N/A
Tier 1 capital ratio (2)
Anchor Bancorp	18.66%	6.00%	N/A	N/A	N/A	N/A
AnchorBank, fsb	17.04%	6.00%	8.00%	16.97%	4.00%	6.00%
Total capital ratio (3)
Anchor Bancorp	19.95%	8.00%	N/A	N/A	N/A	N/A
AnchorBank, fsb	18.33%	8.00%	10.00%	18.25%	8.00%	10.00%
Tier 1 leverage ratio (4)
Anchor Bancorp	13.52%	4.00%	N/A	N/A	N/A	N/A
AnchorBank, fsb	12.35%	4.00%	5.00%	10.43%	4.00%	5.00%

(1)	CET1 capital divided by total risk-weighted assets

(2)	Tier 1 capital divided by total risk-weighted assets

(3)	Total risk-based capital divided by total risk-weighted assets

(4)	Tier 1 capital divided by adjusted average total assets
The following table reconciles the Bank’s stockholders’ equity to regulatory capital:

	December 31, 2015	December 31, 2014
	(In thousands)
Stockholders’ equity of the Bank	$336,194	$216,030
Less: disallowed servicing assets	—	(1,773)
Disallowed deferred tax assets	(69,254)	—
Accumulated other comprehensive loss	3,250	2,402
Common equity tier 1 capital	270,190	N/A
Additional tier 1 capital	—	N/A
Tier 1 capital	270,190	216,659
Plus: allowable allowance for loan losses	20,426	16,373
Total risk-based capital	$290,616	$233,032
The Company is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Company’s liquidity (on an unconsolidated basis) is primarily dependent upon the Company’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its non-bank subsidiary. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred or common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, our ability to make dividend payments to our preferred or common stockholders will be negatively impacted. During the year ended December 31, 2015, the Bank declared and paid a dividend to the Company.
MARKET RISK MANAGEMENT
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates and equity prices. The Company is exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.
While the Company attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin, it may utilize derivative financial instruments as part of its interest rate risk management strategy. The Company’s Board approved a program for the prudent use of interest rate swap transactions to manage the interest rate risk of commercial loans and to manage other balance sheet interest rate risk. The Company enters into interest rate-related transactions to facilitate the interest rate risk management strategies of commercial customers. The Company then mitigates this risk by entering into equal and offsetting interest rate-related transactions with highly rated third party financial institutions. The Company’s objective with the use of derivatives is to add stability to its net interest margin and to manage its exposure to movements in interest rates. At December 31, 2015, the aggregate notional value of interest rate swaps with various commercial customers was $78.4 million.
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
The business of the Company and the composition of its consolidated balance sheets consist of investments in interest-earning assets (primarily loans, mortgage backed securities and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2015 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.
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
Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from these instruments. The Company’s exposure to interest rate risk is managed primarily through the strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which can include FHLB of Chicago advances, short-term borrowings and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms and interest rate indices of the interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.
The Company has developed a program to enter into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments would be designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried in the Consolidated Balance Sheets as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in non-interest income in the Consolidated Statements of Operations.
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
Net Interest Income Sensitivity Analysis
The Company performs a net interest income sensitivity analysis as part of its asset/liability management processes. Net interest income sensitivity analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The table below presents the projected changes in twelve-month cumulative net interest income for the various rate shock levels at December 31, 2015 and 2014, respectively.

	200 Basis Point Rate Increase	100 Basis Point Rate Increase
December 31, 2015	4.8%	2.4%
December 31, 2014	5.0%	2.4%
As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for the periods presented as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income may decline in declining rate environments as yields on earning assets could continue to adjust downward.
As shown above, at December 31, 2015, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 4.8%. Overall net interest income sensitivity remains within the Company’s guidelines.
The changes in the Company’s net interest income reflected above were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for December 31, 2015 under the 100 basis point and 200 basis point increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on loans and investment securities are expected to re-price upwards more quickly than the cost of funds.
Mortgage backed securities, including adjustable rate mortgage pools, are modeled in the above analysis based on their estimated repricing or principal paydowns obtained from outside analytical sources. Loans are modeled in the above analysis based on contractual maturity or contractual repricing dates, coupled with principal prepayment assumptions. Deposits are based on management’s analysis of industry trends and customer behavior.
The Company also uses these assumptions to estimate the market value of equity and the market risk to this value due to changes in interest rates. This focus helps model risks embedded in the balance sheet over a longer time horizon than the net interest income simulation. The calculation is based on the present value of projected future cash flows. As of December 31, 2015, the projected changes for the market value of equity were within the Company’s policy limits.
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

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Madison, Wisconsin
March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion the Company maintained in all material respects effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anchor BanCorp Wisconsin Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013 and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Madison, Wisconsin
March 11, 2016

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share data)
Assets
Cash and due from banks	$43,970	$46,400
Interest-earning deposits	31,297	100,873
Cash and cash equivalents	75,267	147,273
Investment securities available for sale (AFS)	341,523	294,599
Investment securities held to maturity (HTM)	15,492	—
Loans held for sale	10,323	6,594
Loans held for investment	1,640,100	1,571,476
Less: allowance for loan losses	(25,147)	(47,037)
Loans held for investment, net	1,614,953	1,524,439
Other real estate owned (OREO), net	20,371	35,491
Premises and equipment, net	26,224	23,569
Federal Home Loan Bank stock, at cost	11,940	11,940
Mortgage servicing rights (MSRs), net	18,942	19,404
Accrued interest receivable	7,827	7,627
Deferred tax asset, net	90,620	—
Other assets	15,016	11,443
Total assets	$2,248,498	$2,082,379
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$323,956	$291,248
Interest bearing	1,516,768	1,522,923
Total deposits	1,840,724	1,814,171
Borrowed funds	12,562	13,752
Accrued interest payable	325	316
Accrued taxes, insurance and employee related expenses	6,577	7,259
Other liabilities	21,669	19,218
Total liabilities	1,881,857	1,854,716
Preferred stock: par value $0.01, authorized 100,000 shares, none outstanding	—	—
Common stock: par value $0.01, 11,900,000 shares authorized, 9,608,957 and 9,552,094 shares issued, 9,597,392 and 9,547,587 shares outstanding at December 31, 2015 and 2014, respectively	96	95
Additional paid-in capital	197,498	195,083
Retained earnings	172,610	34,981
Accumulated other comprehensive loss	(3,250)	(2,402)
Treasury stock: 11,565 shares and 4,507 shares at December 31, 2015 and 2014, respectively, at cost	(313)	(94)
Total stockholders’ equity	366,641	227,663
Total liabilities and stockholders’ equity	$2,248,498	$2,082,379
See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands, except per share data)
Interest income
Loans	$66,463	$69,213	$57,702
Investment securities and Federal Home Loan Bank stock	6,412	5,996	4,179
Interest-earning deposits	335	371	342
Total interest income	73,210	75,580	62,223
Interest expense
Deposits	4,186	4,099	4,108
Borrowed funds	243	245	10,009
Total interest expense	4,429	4,344	14,117
Net interest income	68,781	71,236	48,106
Provision for loan losses	(29,496)	(4,585)	275
Net interest income after provision for loan losses	98,277	75,821	47,831
Non-interest income
Service charges on deposits	10,061	10,017	7,751
Investment and insurance commissions	4,166	4,222	2,965
Loan fees	2,440	882	939
Loan servicing income, net of amortization	2,035	2,821	1,382
Loan processing fee income	1,241	844	1,255
Net impairment losses recognized in earnings	—	(64)	(23)
Net gain on sale of loans	6,083	2,797	5,086
Net gain on sale of investment securities	63	746	292
Net gain on sale of OREO	3,828	2,540	3,260
Extinguishment of debt	—	—	134,514
Net gain (loss) on sale of disposal of premises and equipment	1,676	1,328	(3)
Net gain on sale of branches	986	991	—
Other income	2,392	3,395	2,115
Total non-interest income	34,971	30,519	159,533

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands, except per share data)
Non-interest expense
Compensation and benefits	$45,831	$44,256	$32,426
Occupancy	6,366	7,374	6,517
Furniture and equipment	2,602	3,038	2,510
Federal deposit insurance premiums	2,226	3,151	3,386
Data processing	6,512	5,602	4,300
Communications	1,960	1,987	1,517
Marketing	2,698	3,676	2,099
OREO expense, net	2,344	9,779	9,797
Investor loss reimbursement	(212)	50	687
MSR impairment (recovery)	(596)	534	(1,664)
Provision for unfunded commitments	17	(2,107)	2,708
Loan processing and servicing expense	2,774	2,435	2,549
Retail operations expense	2,620	2,490	1,793
Legal services	1,394	1,961	2,773
Other professional fees	1,899	1,452	1,699
Insurance	916	1,057	2,497
Lease termination expense	1,454	—	—
Debt prepayment penalty	—	—	16,149
Reorganization costs	—	(64)	1,929
Other expense	4,132	5,037	2,060
Total non-interest expense	84,937	91,708	95,732
Income before income taxes	48,311	14,632	111,632
Income tax expense (benefit)	(89,447)	10	9
Net income	137,758	14,622	111,623
Preferred stock dividends in arrears	—	—	(2,538)
Preferred stock discount accretion	—	—	(6,167)
Retirement of preferred shares	—	—	104,000
Net income available to common equity	$137,758	$14,622	$206,918
Net income	$137,758	$14,622	$111,623
Reclassification adjustment recognized in Consolidated Statements of Operations – Net gain on sale of investment securities	(63)	(746)	(292)
Reclassification adjustments recognized in Consolidated Statements of Operations – Net impairment losses recognized in earnings:
Net change in unrealized credit related other-than-temporary impairment	—	(157)	(201)
Realized credit losses	—	221	224
Change in net unrealized gains (losses) on AFS securities	(1,354)	4,902	(9,932)
Tax effect related to items of other comprehensive income	569	—	—
Total other comprehensive income (loss)	(848)	4,220	(10,201)
Comprehensive income	$136,910	$18,842	$101,422
Income per common share:
Basic	$14.64	$1.61	$12.18
Diluted	14.57	1.60	12.18
Dividends declared per common share	—	—	—
See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation Obligation	Total
		(In thousands)
Balance at March 31, 2013	25,363,339	$103,833	$2,536	$110,034	$(189,097)	$3,579	$(89,848)	$(901)	$(59,864)
Net income	—	$—	$—	$—	$111,623	$—	$—	$—	$111,623
Other comprehensive loss, net of tax	—	—	—	—	—	(10,201)	—	—	(10,201)
Recapitalization transaction fees	—	—	—	(14,360)	—	—	—	—	(14,360)
Cancellation of common stock	(25,363,339)	—	(2,536)	(88,213)	—	—	89,848	901	—
Issuance of common stock	9,050,000	—	88	174,912	—	—	—	—	175,000
Preferred stock exchanged for common stock	—	(110,000)	3	5,997	104,000	—	—	—	—
Accretion of preferred stock discount	—	6,167	—	—	(6,167)	—	—	—	—
Balance at December 31, 2013	9,050,000	$—	$91	$188,370	$20,359	$(6,622)	$—	$—	$202,198
Net income	—	$—	$—	$—	$14,622	$—	$—	$—	$14,622
Other comprehensive income, net of tax	—	—	—	—	—	4,220	—	—	4,220
Stock issuance cost	—	—	—	(2,324)	—	—	—	—	(2,324)
Issuance of common stock	305,794	—	3	7,948	—	—	—	—	7,951
Issuance of shares of restricted stock	196,300	—	1	(83)	—	—	82	—	—
Forfeiture of shares of restricted stock	—	—	—	176	—		(176)	—	—
Stock-based compensation expense	—	—	—	996	—	—	—	—	996
Balance at December 31, 2014	9,552,094	$—	$95	$195,083	$34,981	$(2,402)	$(94)	$—	$227,663
Net income	—	$—	$—	$—	$137,758	$—	$—	$—	$137,758
Other comprehensive loss, net of tax	—	—	—	—	—	(848)	—	—	(848)
Tax benefit for restricted stock	—	—	—	205	—	—	—	—	205
Retirement of vested shares	(8,984)	—	—	(193)	(129)	—	—	—	(322)
Issuance of shares of restricted stock	65,847	—	1	(26)	—	—	25	—	—
Forfeiture of shares of restricted stock	—	—	—	244	—	—	(244)	—	—
Stock-based compensation expense	—	—	—	2,185	—	—	—	—	2,185
Balance at December 31, 2015	9,608,957	$—	$96	$197,498	$172,610	$(3,250)	$(313)	$—	$366,641
See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Operating Activities
Net income	$137,758	$14,622	$111,623
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities premium, net	1,674	1,496	1,290
Net gain on sale of investment securities	(63)	(746)	(292)
Net impairment losses on investment securities	—	64	27
Origination of loans held for sale	(264,244)	(146,894)	(228,748)
Proceeds from sale of loans held for sale	266,598	146,182	248,807
Net gain on sale of loans	(6,083)	(2,797)	(5,086)
Provision for loan losses	(29,496)	(4,585)	275
Provision for unfunded commitments	17	(2,107)	2,708
Valuation adjustments for OREO	1,493	7,840	4,937
Net gain on sale of OREO	(3,828)	(2,540)	(3,260)
Net loss on transfer of premises to OREO	111	—	—
Depreciation and amortization	2,887	2,404	1,871
Net loss (gain) on disposal of premises and equipment	(1,676)	(1,328)	3
Deferred gain on disposal of premises and equipment	—	(6,392)	—
Net gain on sale of branches	(986)	(991)	—
Mortgage servicing rights impairment (recovery)	(596)	534	(1,664)
Impairment of real estate held for development and sale	—	—	212
Stock-based compensation expense	2,185	996	—
Deferred income taxes	(90,051)	—	—
Extinguishment of debt	—	—	(134,514)
Net decrease (increase) in accrued interest receivable	(210)	583	1,347
Net decrease (increase) in other assets	(2,515)	4,000	5,726
Net increase (decrease) in accrued interest payable	14	(94)	6,339
Net increase (decrease) in accrued taxes, insurance and employee related expenses	(682)	(43)	913
Net increase (decrease) in other liabilities	2,434	6,936	(5,837)
Net cash provided by operating activities	14,741	17,140	6,677

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Investing Activities
Proceeds from sale of investment securities-AFS	$14,647	$17,557	$356
Purchase of investment securities-AFS	(133,845)	(84,406)	(63,293)
Purchase of investment securities-HTM	(15,492)	—	—
Principal collected on investment securities-AFS	69,246	53,528	40,626
Net decrease (increase) in loans held for investment	(68,736)	11,724	106,592
Net cash delivered due to branch sales	(16,966)	(13,173)	—
Proceeds from sale of premises and equipment	1,831	10,550	27
Purchases of premises and equipment	(7,642)	(4,084)	(2,232)
Proceeds from sale of OREO	22,003	33,301	38,864
Capitalized improvements of OREO	(159)	(251)	(307)
FHLB stock redemption	—	—	13,690
Net cash provided by (used in) investing activities	(135,113)	24,746	134,323
Financing Activities
Net increase (decrease) in deposits	49,890	(46,257)	(129,750)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(217)	1,746	(19,982)
Proceeds from borrowed funds	114,066	106,327	718,989
Repayment of borrowed funds	(115,256)	(105,452)	(956,037)
Tax benefit for restricted stock	205	—	—
Retirement of vested shares	(322)	—	—
Issuance of common stock	—	7,951	175,000
Stock issuance cost	—	(2,324)	—
Recapitalization transaction fees	—	—	(14,360)
Net cash provided by (used in) financing activities	48,366	(38,009)	(226,140)
Net increase (decrease) in cash and cash equivalents	(72,006)	3,877	(85,140)
Cash and cash equivalents at beginning of period	147,273	143,396	228,536
Cash and cash equivalents at end of period	$75,267	$147,273	$143,396
Supplemental disclosures of cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$4,420	$4,443	$7,778
Income tax payments	385	15	17
Non-cash transactions:
Transfer of loans to OREO	3,256	10,381	19,352
Transfer of premises to OREO	1,133	—	—
Tax effect of change in AFS unrealized gain/loss	569	—	—
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies
Business. Anchor BanCorp Wisconsin Inc. (the “Company”) is a savings and loan holding company incorporated under the laws of the state of Delaware and headquartered in Madison, Wisconsin. Through its wholly owned subsidiary, AnchorBank, fsb (the “Bank”), it provides a full range of retail and commercial banking services to customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions, other financial service providers and non-banks. The Company and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
Change in Year End
On December 18, 2013, the Board of Directors (the “Board”) approved the change of the year end from March 31 to December 31, beginning with December 31, 2013. This report on Form 10-K covers the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013. The following table presents certain comparative transition period condensed financial information for the periods ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			Nine Months Ended December 31,
	2015	2014	2013	2013
			(Unaudited)
	(In thousands)
Interest income	$73,210	$75,580	$84,939	$62,223
Interest expense	4,429	4,344	22,013	14,117
Net interest income	68,781	71,236	62,926	48,106
Provision for loan losses	(29,496)	(4,585)	950	275
Net interest income after provision for loan losses	98,277	75,821	61,976	47,831
Non-interest income	34,971	30,519	167,036	159,533
Non-interest expense	84,937	91,708	131,400	95,732
Income before income taxes	48,311	14,632	97,612	111,632
Income tax expense (benefit)	(89,447)	10	9	9
Net income	137,758	14,622	97,603	111,623
Preferred stock dividends in arrears	—	—	(4,200)	(2,538)
Preferred stock discount accretion	—	—	(8,010)	(6,167)
Retirement of preferred shares	—	—	104,000	104,000
Net income available to common equity	$137,758	$14,622	$189,393	$206,918
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
The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value under Generally Accepted Accounting Principles (“GAAP”). Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the allowance for loan losses, the valuation of OREO, the net carrying value of MSRs, the valuation of deferred tax assets and the fair value of investment securities, interest rate lock commitments, forward contracts to sell mortgage loans, interest rate swap contracts and loans held for sale.
The Company has three distinct operating segments; the Bank, IDI and the holding company and produces discreet financial information for each which is available to management. However, operating revenues and related assets of IDI fall below the required reporting thresholds and therefore are not separately disclosed in the consolidated financial statements.

Subsequent Events. The Company has evaluated all subsequent events through the date of this filing. On January 12, 2016, Evansville, Indiana based Old National Bancorp (NASDAQ: ONB) ("Old National") and the Company jointly announced the execution of a definitive agreement under which Old National will acquire the Company through a stock and cash merger.
Under the terms of the agreement, the Company's stockholders may elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of the Company they hold, subject to the restriction that no more than 40% of the outstanding shares of the Company may receive cash. Based on Old National’s 10-day average closing share price through January 8, 2016 of $13.34, this represents a total transaction value of approximately $461 million. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain limited circumstances as provided in the merger agreement. The definitive merger agreement has been unanimously approved by the Board of both Old National and the Company. The transaction remains subject to regulatory approval and the vote of the Company's stockholders. The transaction is anticipated to close in the second quarter of 2016.
Old National was advised by Stephens, Inc. and the law firm of Krieg DeVault LLP. The Company was advised by J.P. Morgan Securities LLC and the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.
Cash and Cash Equivalents. The Company considers interest-earning deposits that have an original maturity of three months or less to be cash equivalents.
Investment Securities. Debt securities that the Company has the intent and ability to hold to maturity may be classified as held to maturity and stated at amortized cost as adjusted for premium amortization and discount accretion. Securities would be classified as trading if the Company intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value with unrealized gains and losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax (if any), in stockholders’ equity.
Realized gains and losses are included in net gain (loss) on sale of investment securities in the consolidated statements of operations as a component of non-interest income. The cost of securities sold is based on the specific identification method.
Declines in the fair value of investment securities below amortized cost basis that are deemed to be an other-than-temporary impairment (“OTTI”), are reflected as impairment losses. To determine if an other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its amortized cost basis. If either of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the purchase yield or current accounting yield and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of operations as an other-than-temporary impairment on securities and is a reduction in the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).
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
Loans Held for Investment, net. Loans held for investment, net, are stated at the amount of the gross principal, reduced by unamortized loan fees, net and an allowance for loan losses. Certain loan origination, commitment and other loan fees and associated direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. These amounts, as well as discounts or premiums on purchased loans, are amortized using a method that approximates level yield, adjusted for prepayments, over the life of the related loans. Interest on loans is accrued into income on the gross loans as earned. Loans are placed on non-accrual status when they become 90 days past due or, when in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Past due status is based on the contractual terms of the loan. Factors that management considers when assessing the collectability of principal and interest include early stage delinquencies and financial difficulties of the borrower. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current. In cases in which the unpaid contractual principal balance of the loan, is deemed to be fully collectible, interest payments received may be recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Loans held for investment are summarized into four different segments: residential loans, commercial and industrial loans, commercial real estate loans and consumer loans.
Residential Loans
Residential loans, substantially all of which finance the purchase of 1-to-4 family dwellings, are generally considered homogeneous as they exhibit similar product and risk characteristics. Residential loans are charged off to the fair value of collateral at the time:

•	of an approved short sale with funds received;

•	information is received indicating an insufficient value and the borrower is 180 days past due;

•	a foreclosure sale is complete and the loan is being moved to other real estate owned; or

•	the loan is otherwise deemed uncollectible.
Commercial and Industrial Loans
Commercial and industrial loans are funded for business purposes, including issuing letters of credit. The commercial and industrial loan portfolio is comprised of loans for a variety of purposes which are generally secured by equipment, owner occupied real estate and other working capital assets, such as accounts receivable and inventory. Commercial business loans typically have terms of five years or less and are divided between interest rates that float in accordance with a designated published index and fixed rates. Most loans are secured and backed by the personal guarantees of the owners of the business. Commercial and industrial loans are charged off to the fair value of collateral when information confirms that any portion of the recorded investment in a collateral dependent loan is a confirmed loss.
Commercial Real Estate Loans
Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including community-based residential facilities and senior housing. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of two to seven years. Commercial real estate loans are charged off to the fair value of the collateral when information confirms that any portion of the recorded investment in a collateral dependent loan is a confirmed loss.
Consumer Loans
Consumer loans generally have higher interest rates than residential loans. The risk involved in consumer loans is based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include first and second mortgage and home equity loans, consisting primarily of the Express Refinance Loan product which is the Bank’s expedited first mortgage refinance and home equity loan product. In addition, consumer loans include education loans, vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Consumer loans are charged off to the fair value of collateral, upon repossession or sale of the collateral and deficiency is realized, upon reaching 120 days past due if unsecured or 180 days past due if secured, or when the loan is otherwise deemed uncollectible.
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
Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded in the statement of income based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. The provision for loan losses may increase or decline should credit metrics such as net charge offs and the amount of non-performing loans worsen or improve in the future.

The allowance for loan losses consists of specific and general components. Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include all nonaccrual loans and troubled debt restructurings ("TDRs"). TDRs are loans that have been modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Company would normally offer. Impairment is determined when the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent, is less than the carrying value of the loan. Cash collections on nonaccrual loans are generally credited to the loan balance and no interest income is recognized on those loans until the principal balance is current and collection of principal and interest becomes probable.
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
On a quarterly basis, the Company analyzes its general allowance methodology and has determined it is necessary to increase the historical loss period by an additional quarter. For the quarter ended December 31, 2015, the Bank utilized a fifteen quarter look-back period compared to a fourteen quarter look-back period for the quarter ended September 30, 2015. The modification is being done to reflect a more stable economic environment and to capture additional loss statistics considered reflective of the current portfolio. The impact to the allowance for loan losses at December 31, 2015 after implementing the modification was an increase of $536,000 in the required reserve as compared to the previous methodology. Management will continue to analyze the historical loss period utilized on a quarterly basis.
Management adjusts historical loss factors based on the following qualitative factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection and charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Bank’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.
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
Premises and Equipment, net. Premises and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the estimated useful lives of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recorded in income. The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives (3 years to 40 years) of the assets. The cost of capitalized leasehold improvements is depreciated on the straight-line method over the lesser of the term of the respective lease or estimated economic life.
Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system which is organized as a member owned cooperative. As a result of membership in the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The stock is redeemable at par and is, therefore, carried at cost and periodically evaluated for impairment. Ownership in the FHLB provides a potential dividend and allows access to member privileges including loans, advances, letters of credit and mortgage purchases. The stock is not transferable and cannot be used as collateral. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at December 31, 2015.
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
Income Taxes. The Company’s deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities and associated valuation allowance. The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns. An intercompany settlement of taxes paid is determined based on tax sharing agreements which generally provide for allocation of taxes to each entity on a separate return basis.
The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Accounting guidance related to uncertainty in income taxes provides a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense (benefit), the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. GAAP. The Company recognizes interest and penalties related to uncertain tax positions in other non-interest expense if any were incurred.
Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income available to common equity of the Company by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents, if any. Diluted EPS is computed by dividing net income available to common equity by the weighted average number of common shares outstanding plus all potentially dilutive common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (“common stock equivalents”). The Company’s common stock equivalents represent shares issuable under a stock compensation plan. Such common stock equivalents were computed based on the treasury stock method using the average market price for the period.
Comprehensive Income (Loss). Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under U.S. GAAP are not reported as net income (loss). As such, the Company includes unrealized gains or losses on securities available for sale in other comprehensive income (loss).
New Accounting Pronouncements. Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the Financial Accounting Standards Board (“FASB”) retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This amendment is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company currently intends to adopt the accounting standard during the first quarter of 2019 and is currently evaluating the impact on its consolidated financial position.
ASU No. 2016-01, "Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company currently intends to adopt the accounting standard during the first quarter of 2018 and is currently evaluating the impact on its consolidated financial position.
ASU No. 2015-15, "Interest–Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Given the absence of authoritative guidance within ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", for debt issuance costs related to line-of-credit arrangements, the Securities and Exchange Commission ("SEC") staff stated they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2015-03 "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 simplifies the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 is an amendment to the consolidation process and addresses the current accounting for consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new standard reduces the number of consolidation models from four to two, simplifying consolidation by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In May 2014, FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective date by one year. The standard will be effective for annual periods beginning after December 15, 2017 but early adoption as of December 15, 2016 is permitted. The Company currently intends to adopt the accounting standard during the first quarter of 2018 and is currently evaluating the impact on its results of operations, financial position and liquidity.
ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property when collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. Further, this amendment clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 was effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company is in compliance with these requirements and adoption did not have an impact on the consolidated financial statements.

Reclassifications. Prior period amounts have been reclassified as needed to conform to the current period presentations. There was no impact on earnings or stockholders’ equity as a result of the reclassifications.
Note 2 – Significant Transactions
Sale of Bank Headquarters
In February 2014, the Bank entered into a purchase agreement with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street and the 261-stall parking ramp located at 126 South Carroll Street. The transaction closed on December 19, 2014 and a $1.4 million gain was recognized on the parcels that were not included in the subsequent lease between the Bank and the buyer. The Bank entered into a nine year lease to rent a portion of the office building to house the branch located in the building and for additional office space. The remaining gain of $6.4 million, related to the space sold and leased back, was deferred and is being amortized into income over the remaining term of the lease.
Sale of Branches
The Bank sold its Richland Center branch, which was a leased facility in rural Wisconsin, on December 31, 2014. The sale consisted of selected loans, furniture and equipment and deposits. The amount of deposits sold was $16.6 million and a gain of $1.0 million was recorded on the sale.
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
Purchase of New Building
In January 2015, the Bank completed the purchase of a new building located on the east side of Madison at a purchase price of $4.0 million. This facility, which houses the Bank’s support departments, became operational during the second quarter of 2015.
Operational Efficiency Measures
The Bank completed several actions during the third quarter of 2015 to address and improve overall operational efficiency. Management anticipates that these actions will result in an annual net cost savings related to reduced compensation, occupancy and other operating costs of approximately $5.4 million. These actions included:

•
Offering a Voluntary Separation Plan ("VSP") to eligible employees. The VSP was designed to provide eligible employees with a variety of benefits, including additional compensation, subsidized COBRA health benefits and optional job placement services. The program was offered to a group of 140 of the Bank’s 705 employees and 78 employees accepted the VSP with agreed-upon exit dates through September 30, 2015.

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

•
Creating a new Universal Banker staffing model in the Bank’s branch delivery system to address consumer shift towards digital products and services which resulted in lower transaction volumes. The Universal Banker can perform most branch transactions for customers resulting in improved customer service. The Universal Bank staffing model has a core of employees who can process teller transactions, open new accounts and provide customer service. This core group of employees is further supported with one or more customer service associates.

As a result of these operational efficiency measures, the Bank incurred one-time costs of $3.8 million, composed primarily of employment severance and asset disposition costs. A gain of $1.4 million was recorded for the sale of the Appleton Fox River Drive branch building.
Deferred Tax Asset Valuation

During September 2009, the Company established a full deferred tax asset valuation allowance covering its federal and state tax loss carryforwards. As a result of management’s ongoing, periodic assessments of the deferred tax asset position, the Company determined that it is more likely than not it will be able to realize its deferred tax asset, including its entire federal tax loss carryforwards and a significant portion of its state tax loss carryforwards, with the exception of $4.2 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. Therefore, the Company reversed substantially all the deferred tax asset valuation allowance which resulted in the recognition of a $108.9 million income tax benefit, net of current tax provision.
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
During the year ended December 31, 2015, after a review of the factors listed above, the Company determined its levels of allowance were no longer warranted. The impact to the allowance for loan losses for the year ended December 31, 2015, was a $29.5 million negative provision for loan losses.
Initial Public Offering
In October 2014, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 250,000 shares of common stock at a public offering price of $26.00 per share. The Company also granted the underwriters a 30-day option to purchase up to 55,794 additional shares of common stock to cover any over-allotments which was executed for the full amount on October 30, 2014. The Company received net proceeds, which includes the proceeds from the over-allotments, of $5.6 million after deducting underwriting discounts and commissions of $517,000 and other offering expenses totaling $1.8 million. The underwriting discounts, commissions and other offering expenses were deducted against additional paid-in capital and were not included in operating expense of the Company. The Company’s shares are now listed on the Nasdaq Global Market under the symbol “ABCW.” Common shares outstanding at December 31, 2015 were 9,597,392.
Bankruptcy Proceedings and Emergence from Chapter 11
The Company experienced significant operating losses beginning in 2009, significant levels of criticized assets, depleted levels of capital and difficulty in raising additional capital necessary to stabilize the Bank as required by banking regulators, primarily due to the economic downturn that began in 2008. As a result, in 2009 both the Company and the Bank became subject to Orders to Cease and Desist. Also, the Company owed $183.5 million under a credit facility, which the Company was unable to repay. The Company issued $110 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “TARP Preferred Stock”) and warrants to purchase common stock (the “TARP Warrant) to the United States Department of the Treasury (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”) in 2009. In order to facilitate the restructuring and the recapitalization of the Bank, on August 12, 2013 (the “Petition Date”), the Company filed a voluntary petition for relief (the “Chapter 11 Case”) under the provisions of Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101, et seq., in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan of Reorganization”).
Plan of Reorganization
Pursuant to the Plan of Reorganization, the following transactions (collectively, the “Recapitalization”) were consummated on September 27, 2013 (the “Effective Date”)

•	Delaware Conversion and Reverse Stock Split
Pursuant to the Plan of Reorganization, on September 25, 2013, the Company (i) converted from a Wisconsin Corporation to a Delaware Corporation in accordance with Section 265 of the Delaware General Company Law and (ii) filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amended Charter”), to, among other things, declassify the Board, increase the number of authorized shares of common stock and adopt certain restrictions on acquisitions and dispositions of securities. The Amended Charter provides for (a) $2,000,000,000 shares of authorized common stock, par value $0.01 per share (the “Common Stock”), and

(b) 1,000,000 shares of authorized preferred stock, par value $0.01 per share. A reverse stock split was effected and a subsequent amendment to the corporate charter was filed on October 2, 2013 providing for 11,900,000 shares of authorized common stock, par value $0.01 per share and 100,000 shares of authorized preferred stock, par value $0.01.

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
On January 30, 2009, pursuant to the Treasury’s Capital Purchase Program, the Company issued and sold to the Treasury 110,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Company with an aggregate liquidation preference of $110.0 million (the “TARP Preferred Stock”). In addition, the Company issued to the Treasury a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our common stock, par value $0.10 per share (the “Legacy Common Stock”), at an initial per share exercise price of $2.23. Pursuant to the Plan of Reorganization, the Company, on the Effective Date (i) exchanged the TARP Preferred Stock for 60,000,000 shares of common stock (adjusted to 300,000 common shares as a result of the Reverse Stock Split) of common stock (the “Treasury Issuance”) and (ii) cancelled a warrant (the “TARP Warrant”) to purchase up to 7,399,103 shares of our pre-Reorganization common stock, par value $0.10 per share (the “Legacy Common Stock”) in its entirety (collectively, the “TARP Exchange”). The difference between the Common Stock issued and the Preferred Stock redeemed of $104.0 million was recorded as an increase directly to retained earnings. The $104.0 million represents a return from the Preferred stockholder thereby increasing the amount available to common stockholders for purposes of earnings per share.
Following the effectiveness of the Plan of Reorganization, the Treasury sold to certain institutional investors (the “Secondary Investors”) all of the shares of Common Stock delivered to the Treasury in connection with the Treasury Issuance at a purchase price equal to $0.10 per share (the “Secondary Treasury Sales”) under the securities purchase agreements, dated as of September 19, 2013, among the Treasury, the Secondary Investor and (with respect to certain provisions) the Company. In connection with the Secondary Treasury Sales, the Company entered into secondary sale purchaser agreements with the Secondary Investors pursuant to which the company made certain representations and warranties to the Investor and provided rights to the Secondary Investors similar to the rights provided to Investors under the Stock Purchase Agreements. The Treasury then sold all of the shares of common stock delivered and received gross proceeds of $6.0 million and ceased to be a stockholder.

•	Cancellation of Legacy Common Stock
On the Effective Date of the Plan of Reorganization, all shares of the outstanding Legacy Common Stock including those shares held as treasury stock and in any stock incentive plans were cancelled for no consideration.

•	Senior Debt Settlement
The aggregate amount of obligations under the Credit Agreement was approximately $183.5 million as of August 12, 2013 (including with respect to gross loans, accrued but unpaid interest thereon and all administrative and other fees or penalties). On the Effective Date the Company satisfied all of our obligations under the Credit Agreement by a cash payment to the Lenders of $49.0 million (plus expense reimbursement as contemplated by the Credit Agreement). As a result of the transaction, the Company recognized a gain on extinguishment of debt of $134.5 million. All other claims were unaffected by, and were paid in full under, the Plan of Reorganization.
Emergence Accounting
Upon emergence, we determined we did not meet the requirements to apply fresh start reporting under applicable accounting standards because we did not meet the solvency criteria of ASC Topic 852-10-45-19. The reorganization value immediately before the date of confirmation was greater than the total of all post-petition liabilities and allowed claims and, therefore, indicative of not meeting the test to require fresh start accounting under ASC Topic 852 - Reorganizations. As of the date of confirmation, the estimated enterprise value (or reorganization value) was approximately $2.2 billion. The Company utilized the equity value using the income and market approach to approximate fair value. Accordingly, the consolidated financial statements do not include fresh start reporting, whereby the Company would have to revalue all of its assets and liabilities. At the time of filing for the Chapter 11 Case, the Company identified liabilities subject to compromise of $188.3 million, which included the outstanding Credit Agreement of approximately $116.3 million, interest and fees due under the Credit Agreement of $67.2 million and $4.8 million in other liabilities.
Lifting of the Regulatory Orders
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
Note 3 – Cash and Due From Banks
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The average amount of required reserve balances was approximately $1.0 million and $1.3 million, for the year ended December 31, 2015 and 2014, respectively. The Bank met the required reserves with cash balances in the branch system.
The Bank is required to maintain an account with its official check service provider equal to one day’s average remittance. The balance in this restricted account for the years ended December 31, 2015 and 2014, was $2.5 million for both periods.
The nature of the Company’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and has not experienced any losses in such accounts.
Note 4 – Investment Securities
The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
December 31, 2015
Available for sale:
U.S. government sponsored and federal agency obligations	$3,130	$6	$—	$3,136
Mortgage backed securities	342,211	350	(4,177)	338,384
Other securities	1	2	—	3
	$345,342	$358	$(4,177)	$341,523
Held to maturity:
Corporate bonds	$15,492	$—	$(70)	$15,422

December 31, 2014
Available for sale:
U.S. government sponsored and federal agency obligations	$3,245	$16	$—	$3,261
Mortgage backed securities	293,755	822	(3,242)	291,335
Other securities	1	2	—	3
	$297,001	$840	$(3,242)	$294,599

The table below presents the fair value and gross unrealized losses of securities in a loss position, aggregated by investment category and length of time that individual holdings have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	Unrealized Loss Position
	Less than 12 months		12 months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2015
Available for sale:
Mortgage backed securities	$223,464	$(2,138)	$74,678	$(2,039)	$298,142	$(4,177)
Held to maturity:
Corporate bonds	$15,422	$(70)	$—	$—	$15,422	$(70)

December 31, 2014
Available for sale:
Mortgage backed securities	$81,135	$(339)	$106,433	$(2,903)	$187,568	$(3,242)
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
Unrealized losses on available for sale investment securities as of December 31, 2015 and 2014 due to changes in interest rates and other non-credit related factors totaled $4.2 million and $3.2 million, respectively. The number of individual available for sale securities in the tables above totaled 63 at December 31, 2015 and 34 at December 31, 2014 and the number of individual held to maturity securities totaled 4 at December 31, 2015. The Company has analyzed these securities for evidence of other-than-temporary impairment and concluded that no other-than-temporary impairment ("OTTI") exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).
At December 31, 2015 and 2014, there were no securities classified as other-than-temporarily impaired. Unrealized other-than-temporary impairment due to credit losses of $64,000 and $23,000 was included in earnings for the year ended December 31, 2014 and for the nine months ended December 31, 2013, respectively. For the year ended December 31, 2014 and for the nine months ended December 31, 2013, respectively, realized losses of $221,000 and $224,000 related to credit issues (i.e. – principal reduced without a receipt of cash) were incurred that were previously recognized in earnings as unrealized OTTI. During 2014, these other-than-temporarily impaired securities were sold at a loss of $37,000.
The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of impairment was deemed temporary and recognized in other comprehensive income (loss) for the periods presented:

	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Beginning balance of unrealized OTTI related to credit losses	$801	$1,002
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	64	23
Additional debit related OTTI previously recognized for OTTI recovery during the period	4	5
Credit related OTTI previously recognized for securities sold during the period	(644)	—
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(225)	(229)
Ending balance of unrealized OTTI related to credit losses	$—	$801

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Proceeds from sales	$14,647	$17,557	$356
Gross gains	$65	$825	$292
Gross losses	(2)	(79)	—
Net gain on sales	$63	$746	$292
At December 31, 2015 and 2014, investment securities with a fair value of approximately $92.3 million and $121.5 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair values of investment securities by contractual maturity at December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 Year	$3	$3	$—	$—
After 1 Year through 5 Years	3,254	3,263	—	—
After 5 Years through 10 Years	9,736	9,675	15,492	15,422
After Ten Years	332,349	328,582	—	—
Total	$345,342	$341,523	$15,492	$15,422
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

Note 5 – Loans Held for Investment, net
Loans held for investment, net consist of the following:

	December 31,
	2015	2014
	(In thousands)
Residential	$529,775	$531,131
Commercial and industrial	25,199	16,514
Commercial real estate:
Land and construction	143,419	106,436
Multi-family	318,313	265,735
Retail/office	161,497	155,095
Other commercial real estate	143,696	156,243
Total commercial real estate	766,925	683,509
Consumer:
Education	91,671	108,384
Other consumer	227,283	233,482
Total consumer loans	318,954	341,866
Total gross loans	1,640,853	1,573,020
Unamortized loan fees, net	(753)	(1,544)
Loans held for investment	1,640,100	1,571,476
Allowance for loan losses	(25,147)	(47,037)
Loans held for investment, net	$1,614,953	$1,524,439
Residential Loans
At December 31, 2015, $529.8 million, or 32.3%, of the total gross loans consisted of residential loans, substantially all of which were 1-to-4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the portfolio were originated with up to 30-year maturities and terms which provide for annual increases or decreases of the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Company does not originate negative amortization and option payment adjustable rate mortgages.
At December 31, 2015, approximately $305.7 million, or 57.7%, of the held for investment residential gross loans consisted of loans with adjustable interest rates. At December 31, 2015, approximately $224.1 million, or 42.3%, of the held for investment residential gross loans consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a shorter period of time.
Commercial and Industrial Loans
The Company originates loans for commercial and business purposes, including issuing letters of credit. At December 31, 2015, the commercial and industrial gross loans amounted to $25.2 million, or 1.5%, of the total gross loans.
Commercial Real Estate Loans
At December 31, 2015, $766.9 million of gross loans were secured by commercial real estate, which represented 46.7% of the total gross loans. The origination of such loans is generally limited to the Company’s primary market area.
Consumer Loans
The Company offers consumer loans in order to provide a wider range of financial services to its customers. Consumer loans consist of education loans and other consumer loans. At December 31, 2015, $319.0 million, or 19.5%, of the total gross loans consisted of consumer loans.
Approximately $91.7 million, or 5.6%, of the total gross loans at December 31, 2015 consisted of education loans. The origination of student loans was discontinued October 1, 2010 following the March 2010 law ending loan guarantees provided by the U.S. Department of Education. Both the principal amount of an education loan and interest thereon, up to 97% of the balance of the loan, are generally guaranteed by the Great Lakes Higher Education Company. Education loans may be sold to the U.S. Department of Education or to other investors. No education loans were sold during the years ended December 31, 2015 and 2014.
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
Credit is extended to Bank customers through credit cards issued by a third party, ELAN Financial Services ("ELAN"), pursuant to an agency arrangement. A new agreement was signed with ELAN on December 31, 2014, effective January 1, 2015, providing the Company an origination fee for each card sold. The Bank also receives a monthly fee from ELAN resulting from the performance of the originated portfolio, based on 11% of the interest income and 25% of the interchange income. The Bank is no longer exposed to credit risk from the underlying consumer credit. As part of the new agreement, the Bank agreed to sell back to ELAN its participation in outstanding credit card balances totaling $6.6 million with no gain or loss recognized. This transaction settled on February 10, 2015.
Allowances for Loan Losses
The following table presents the allowance for loan losses by component:

	December 31,
	2015	2014
	(In thousands)
General reserve	$20,840	$38,596
Specific reserve	4,307	8,441
Total allowance for loan losses	$25,147	$47,037
The following table presents activity in the allowance for loan losses by portfolio segment:

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
	(In thousands)
For the Year Ended:
December 31, 2015
Beginning balance	$10,684	$1,436	$28,716	$6,201	$47,037
Provision	(6,025)	(3,096)	(18,538)	(1,837)	(29,496)
Charge-offs	(1,112)	(106)	(1,696)	(1,105)	(4,019)
Recoveries	1,569	2,122	7,502	432	11,625
Ending balance	$5,116	$356	$15,984	$3,691	$25,147
Allowance for loan losses:
Associated with impaired loans	$1,421	$118	$2,218	$550	$4,307
Associated with all other loans	3,695	238	13,767	3,140	20,840
Total	$5,116	$356	$15,985	$3,690	$25,147
Loans:
Impaired loans individually evaluated	$11,659	$184	$29,692	$2,367	$43,902
All other loans	518,116	25,015	737,233	316,587	1,596,951
Total	$529,775	$25,199	$766,925	$318,954	$1,640,853
For the Year Ended:
December 31, 2014
Beginning balance	$13,059	$6,402	$42,065	$3,656	$65,182
Provision	(599)	(2,622)	(6,129)	4,765	(4,585)
Charge-offs	(2,212)	(5,220)	(16,041)	(2,599)	(26,072)
Recoveries	436	2,876	8,821	379	12,512

Ending balance	$10,684	$1,436	$28,716	$6,201	$47,037
Allowance for loan losses:
Associated with impaired loans	$1,400	$140	$6,475	$426	$8,441
Associated with all other loans	9,284	1,296	22,241	5,775	38,596
Total	$10,684	$1,436	$28,716	$6,201	$47,037
Loans:
Impaired loans individually evaluated	$14,497	$113	$79,160	$1,515	$95,285
All other loans	516,634	16,401	604,349	340,351	1,477,735
Total	$531,131	$16,514	$683,509	$341,866	$1,573,020
For the Nine Months Ended:
December 31, 2013
Beginning balance	$14,525	$7,072	$54,581	$3,637	$79,815
Provision	2,224	(599)	(2,942)	1,592	275
Charge-offs	(4,419)	(864)	(13,100)	(1,903)	(20,286)
Recoveries	729	793	3,526	330	5,378
Ending balance	$13,059	$6,402	$42,065	$3,656	$65,182
Allowance for loan losses:
Associated with impaired loans	$2,424	$1,745	$19,845	$477	$24,491
Associated with all other loans	10,635	4,657	22,220	3,179	40,691
Total	$13,059	$6,402	$42,065	$3,656	$65,182
Loans:
Impaired loans individually evaluated	$20,502	$2,315	$106,657	$3,284	$132,758
All other loans	509,275	19,276	595,698	364,547	1,488,796
Total	$529,777	$21,591	$702,355	$367,831	$1,621,554
A substantial portion of loans, 99%, are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Year-to-Date Interest Income Recognized
	(In thousands)
December 31, 2015
With no specific allowance recorded:
Residential	$4,143	$5,193	$—	$5,303	$171
Commercial and industrial	65	88	—	16	3
Land and construction	798	1,125	—	3,515	36
Multi-family	10,932	11,300	—	15,995	574
Retail/office	2,235	2,593	—	5,775	83
Other commercial real estate	1,479	2,114	—	9,046	115
Education (1)	—	—	—	—	—
Other consumer	1,105	1,218	—	1,181	69
Subtotal	$20,757	$23,631	$—	$40,831	$1,051
With an allowance recorded:
Residential	$7,516	$7,551	$1,421	$6,843	$285
Commercial and industrial	119	119	118	63	—
Land and construction	4,795	9,062	980	3,917	181
Multi-family	9,027	9,027	1,166	8,421	387
Retail/office	390	390	50	6,073	21
Other commercial real estate	36	48	22	168	—
Education (1)	191	191	191	104	—
Other consumer	1,071	1,073	359	560	64
Subtotal	$23,145	$27,461	$4,307	$26,149	$938
Total
Residential	$11,659	$12,744	$1,421	$12,146	$456
Commercial and industrial	184	207	118	79	3
Land and construction	5,593	10,187	980	7,432	217
Multi-family	19,959	20,327	1,166	24,416	961
Retail/office	2,625	2,983	50	11,848	104
Other commercial real estate	1,515	2,162	22	9,214	115
Education (1)	191	191	191	104	—
Other consumer	2,176	2,291	359	1,741	133
	$43,902	$51,092	$4,307	$66,980	$1,989
(1) Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.2 million and average carrying amounts totaling $6.0 million at December 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Year-to-Date Interest Income Recognized
	(In thousands)
December 31, 2014
With no specific allowance recorded:
Residential	$4,992	$6,406	$—	$5,455	$165
Commercial and industrial	—	268	—	843	26
Land and construction	9,421	19,334	—	12,192	208
Multi-family	17,614	19,863	—	17,979	780
Retail/office	7,840	15,581	—	8,040	354
Other commercial real estate	13,972	15,318	—	14,617	467
Education (1)	205	205	—	101	—
Other consumer	469	845	—	1,003	89
Subtotal	$54,513	$77,820	$—	$60,230	$2,089
With an allowance recorded (2):
Residential	$9,505	$9,671	$1,400	$8,574	$403
Commercial and industrial	113	236	140	111	1
Land and construction	8,362	12,536	3,657	4,440	180
Multi-family	11,641	11,641	1,308	10,465	485
Retail/office	9,387	9,566	1,391	8,207	356
Other commercial real estate	923	936	119	854	17
Education (1)	—	—	—	—	—
Other consumer	841	841	426	617	48
Subtotal	$40,772	$45,427	$8,441	$33,268	$1,490
Total
Residential	$14,497	$16,077	$1,400	$14,029	$568
Commercial and industrial	113	504	140	954	27
Land and construction	17,783	31,870	3,657	16,632	388
Multi-family	29,255	31,504	1,308	28,444	1,265
Retail/office	17,227	25,147	1,391	16,247	710
Other commercial real estate	14,895	16,254	119	15,471	484
Education (1)	205	205	—	101	—
Other consumer	1,310	1,686	426	1,620	137
	$95,285	$123,247	$8,441	$93,498	$3,579

(1)	Excludes the guaranteed portion of education loans 90+ days past due with balance of $6.6 million and average carrying amounts totaling $7.7 million at December 31, 2014.

(2)
Includes ratio-based allowance for loan losses of $0.5 million associated with loans totaling $1.9 million at December 31, 2014, for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to gross loans individually reviewed, by class of loan.

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Nine Months Ended December 31, 2013
	Average Carrying Amount	Interest Income Recognized	Average Carrying Amount	Interest Income Recognized	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Residential	$12,146	$456	$14,029	$568	$18,847	$344
Commercial and industrial	79	3	954	27	992	316
Land and construction	7,432	217	16,632	388	19,973	142
Multi-family	24,416	961	28,444	1,265	11,456	233
Retail/office	11,848	104	16,247	710	25,988	604
Other commercial real estate	9,214	115	15,471	484	14,821	312
Education	104	—	101	—	343	—
Other consumer	1,741	133	1,620	137	3,031	146
	$66,980	$1,989	$93,498	$3,579	$95,451	$2,097
Although the Company is currently not committed to lend any additional funds on impaired loans in accordance with the original terms of these loans, it is not legally obligated to, and will cautiously disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.
The following table presents the aging of the recorded investment in past due loans by class of loans:

	Days Past Due
	30-59	60-89	90 or More	Current	Total
	(In thousands)
December 31, 2015
Residential	$663	$58	$883	$528,171	$529,775
Commercial and industrial	223	177	149	24,650	25,199
Land and construction	910	—	267	142,242	143,419
Multi-family	—	—	—	318,313	318,313
Retail/office	—	398	791	160,308	161,497
Other commercial real estate	—	315	83	143,298	143,696
Education	2,700	2,097	6,375	80,499	91,671
Other consumer	529	84	541	226,129	227,283
	$5,025	$3,129	$9,089	$1,623,610	$1,640,853

December 31, 2014
Residential	$1,186	$802	$2,995	$526,148	$531,131
Commercial and industrial	205	—	196	16,113	16,514
Land and construction	267	29	1,111	105,029	106,436
Multi-family	—	—	3,518	262,217	265,735
Retail/office	—	—	2,172	152,923	155,095
Other commercial real estate	—	—	3,011	153,232	156,243
Education	3,505	2,140	6,818	95,921	108,384
Other consumer	632	126	517	232,207	233,482
	$5,795	$3,097	$20,338	$1,543,790	$1,573,020
Non-accrual loans were $15.3 million and $35.1 million as of December 31, 2015 and 2014, respectively. The Company has experienced a significant reduction in delinquencies since December 31, 2014 primarily due to improving credit conditions and $3.3 million of loans moving to OREO. The Company has $6.2 million of education loans past due 90 days or more at December 31, 2015 that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

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
The risk category of loans by class of loans, and based on the most recent analysis performed, is as follows:

	Pass (1)	Special Mention	Substandard	Non-Accrual	Total Gross Loans
	(In thousands)
December 31, 2015
Commercial and industrial	$24,364	$—	$674	$161	$25,199
Commercial real estate:
Land and construction	137,383	—	579	5,457	143,419
Multi-family	315,366	—	1,749	1,198	318,313
Retail/office	156,737	274	3,121	1,365	161,497
Other	131,647	—	10,903	1,146	143,696
	$765,497	$274	$17,026	$9,327	$792,124
Percent of total gross loans	96.6%	—%	2.2%	1.2%	100.0%

December 31, 2014
Commercial and industrial	$14,990	$—	$1,491	$33	$16,514
Commercial real estate:
Land and construction	85,425	946	2,870	17,195	106,436
Multi-family	261,254	—	915	3,566	265,735
Retail/office	143,260	4,753	3,112	3,970	155,095
Other	145,995	174	6,452	3,622	156,243
	$650,924	$5,873	$14,840	$28,386	$700,023
Percent of total gross loans	93.0%	0.8%	2.1%	4.1%	100.0%

(1)	Includes TDR accruing loans.

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the residential and consumer gross loans based on accrual status:

	December 31, 2015			December 31, 2014
	Accrual (1)	Non-Accrual	Total Gross Loans	Accrual (1)	Non-Accrual	Total Gross Loans
	(In thousands)
Residential	$524,780	$4,995	$529,775	$525,258	$5,873	$531,131
Consumer
Education (2)	91,480	191	91,671	108,179	205	108,384
Other consumer	226,487	796	227,283	232,831	651	233,482
	$842,747	$5,982	$848,729	$866,268	$6,729	$872,997

(1)	Accrual residential and consumer loans includes substandard rated loans including TDR-accrual.

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
Loans modified in a troubled debt restructuring that are on non-accrual status at the time of modification will remain on non-accrual status for a period of at least six months, or longer period, sufficient to prove that the borrower demonstrates that they can make the payments under the modified terms. If after this period, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a TDR. Once a TDR loan is returned to accrual, further review of the credit could take place resulting in a further upgrade into the pass category but still remaining as a TDR.
The following table presents information related to loans modified in a troubled debt restructuring by class:

	Number of Modifications (1)	Gross Loans (2) (at beginning of period)	Gross Loans (2) (at period end)
	(Dollars in thousands)
For the Year Ended December 31, 2015
Residential	7	$549	$582
Commercial and industrial	1	12	11
Retail/office	1	752	510
Other consumer	24	1,259	1,251
	33	$2,572	$2,354

For the Year Ended December 31, 2014
Residential	13	$1,632	$1,620
Commercial and industrial	2	64	97
Land and construction	3	427	410
Multi-family	3	1,283	1,183
Other commercial real estate	2	251	256
Other consumer	11	353	305
	34	$4,010	$3,871

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.

(2)	Gross loans is inclusive of all partial paydowns and charge-offs since the modification date.

The following tables present gross loans modified in a troubled debt restructuring during the years ended December 31, 2015 and 2014 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction	Interest Rate Reduction To Below Market Rate (1)	Other (2)	Total
	(In thousands)
For the Year Ended December 31, 2015
Residential	$—	$380	$78	$124	$582
Commercial and industrial	—	11	—	—	11
Retail/office	—	—	—	510	510
Other consumer	—	454	210	587	1,251
	$—	$845	$288	$1,221	$2,354

For the Year Ended December 31, 2014
Residential	$175	$788	$119	$538	$1,620
Commercial and industrial	—	—	—	97	97
Land and construction	—	63	—	347	410
Multi-family	—	—	921	262	1,183
Other commercial real estate	—	—	214	42	256
Other consumer	—	252	—	53	305
	$175	$1,103	$1,254	$1,339	$3,871

(1)
Includes loans modified at below market rates for borrowers with similar risk profiles and having comparable loan terms and conditions. Market rates are determined by reference to internal new loan pricing grids that specify credit spreads based on loan risk rating and term to maturity.

(2)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.
There were no loans modified in a troubled debt restructuring during the years ended December 31, 2015 and 2014, that subsequently defaulted.
Pledged Loans
At December 31, 2015 and 2014, residential, multi-family, education and other consumer loans with unpaid principal balances of approximately $661.8 million and $726.6 million, respectively were pledged to secure borrowings and for other purposes as permitted or required by law. Certain real-estate related loans are pledged as collateral for FHLB borrowings. See Note 10 -Borrowed Funds.
Related Party Loans
In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with outstanding balances amounting to $16,000 and $49,000 at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, there were no principal additions and principal payments totaled $33,000.

Note 6 – Other Real Estate Owned
A summary of the activity in OREO is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Balance at beginning of period	$35,491	$63,460
Additions	4,389	10,381
Capitalized improvements	159	251
OREO valuation adjustments, net	(1,493)	(7,840)
Sales	(18,175)	(30,761)
Balance at end of period	$20,371	$35,491
The balances at end of period above are net of a valuation allowance of $14.2 million, $20.6 million and $30.8 million at December 31, 2015, 2014 and 2013, respectively, recognized during the holding period for declines in fair value subsequent to foreclosure or acceptance of deed in lieu of foreclosure. A summary of activity in the OREO valuation allowance is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Balance at beginning of period	$20,583	$30,842	$36,009
OREO valuation adjustments, net	1,493	7,840	4,937
Sales	(7,827)	(18,099)	(10,104)
Balance at end of period	$14,249	$20,583	$30,842
OREO expense, net, consisted of the following components:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
OREO valuation adjustments, net	$1,493	$7,840	$4,937
Foreclosure cost expense	361	498	1,541
Expenses from operations, net	490	1,441	3,319
OREO expense, net	$2,344	$9,779	$9,797
The recorded investment of loans secured by 1-4 family residential real estate for which foreclosure proceedings are in process was $709,000 at December 31, 2015. The recorded investment in 1-4 family residential real estate properties in OREO was $424,000 at December 31, 2015.
Note 7 – Premises, Equipment and Lease Commitments
Premises and equipment are summarized as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Land and land improvements	$6,495	$6,615
Office buildings	31,658	30,930
Furniture and equipment	26,544	26,444
Leasehold improvements	3,698	4,171
	68,395	68,160
Less accumulated depreciation and amortization	(42,171)	(44,591)
	$26,224	$23,569
Depreciation and amortization expense for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013 was $2.9 million, $2.4 million and $1.9 million, respectively.

The Company leases 18 branch offices and office facilities under non-cancelable operating leases which expire on various dates through 2029. Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2015 are as follows:

Year Ending December 31,	Amount of Future Minimum Payments
(In thousands)
2016	$1,947
2017	1,872
2018	1,962
2019	1,693
2020	1,633
Thereafter	3,921
Total	$13,028
For the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, land and building lease rental expense was $1.9 million, $1.8 million, and $1.3 million, respectively.
In January 2015, the Bank completed the purchase of a new building located on the east side of Madison at a purchase price of $4.0 million. This facility, which houses the Bank's support departments, became operational during the second quarter of 2015. In May 2015, the Bank sold the Viroqua branch, which was a leased facility. The sale included furniture and equipment. The future lease payments for this facility have been removed from the table above presenting “Amount of Future Minimum Payments.” In September 2015, the Bank sold the Winneconne branch operations. The sales included furniture and equipment.
During 2015, the Bank completed several actions to improve overall operational efficiencies. As part of these initiatives, six retail bank branches in Wisconsin were consolidated. A gain on the sale of the Appleton Fox River Drive branch building, one of the consolidated branches, of $1.4 million was recorded in 2015. Lease termination expense of $1.5 million was recorded during 2015 for the consolidated Menasha and Madison branches. The remaining facilities in Oshkosh, Janesville, and Franklin were transferred to OREO. As of December 31, 2015, the Janesville and Franklin facilities remained in OREO.
In February 2014, the Bank entered into a purchase agreement with an unrelated third party to sell the Bank’s main office building located at 25 West Main Street, Madison, Wisconsin, the adjacent surface parking lot immediately behind the main office building at 115 South Carroll Street and the 261-stall parking ramp located at 126 South Carroll Street. The transaction closed on December 19, 2014 and a $1.4 million gain was recognized on the parcels that were not included in the subsequent lease between the Bank and the buyer. The Bank entered into a nine year lease to rent a portion of the building to house the branch located in the building and to provide additional office space. The future lease payments for this facility have been added to the table above presenting “Amount of Future Minimum Payments.” The gain of $6.4 million related to the leased space sold was deferred and is being amortized into income over the remaining term of the lease. During the years ended December 31, 2015 and 2014, the Bank recognized $1.4 million and $59,000, respectively, of the deferred gain.
In December 2014, the Bank sold the Richland Center branch, which was a leased facility, in rural Wisconsin. The sale included furniture and equipment. The future lease payments for this facility have been removed from the table above presenting “Amount of Future Minimum Payments.”
Note 8 – Mortgage Servicing Rights
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

Information regarding the Company’s MSRs is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Dollars in thousands)
Balance at beginning of period	$20,685	$23,041
Additions	2,952	1,442
Amortization	(4,010)	(3,798)
Balance at end of period	19,627	20,685
Valuation allowance at end of period	(685)	(1,281)
Balance at end of period, net	$18,942	$19,404
Fair value at end of the period	$19,252	$19,590
Key assumptions:
Weighted average discount rate	11.35%	11.45%
Weighted average prepayment speed	11.31%	10.01%
The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances as of December 31, 2015 and an assumed amortization rate of 17.4% per year. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

MSR Amortization
(In thousands)
Year Ended December 31, 2015	$4,010
Estimate for the year ended December 31,
2016	$3,406
2017	2,813
2018	2,323
2019	1,918
2020	1,584
Thereafter	7,583
Total	$19,627
The unpaid principal balance of mortgage loans serviced for others is not included in the consolidated balance sheets. The unpaid principal of mortgage loans serviced for others was approximately $2.28 billion and $2.47 billion at December 31, 2015 and 2014, respectively.
Note 9 – Deposits
Deposits are summarized as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Weighted Average Rate	Carrying Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing checking	$323,956	—%	$291,248	—%
Interest bearing checking	314,506	0.06	305,004	0.06
Total checking accounts	638,462	0.03	596,252	0.03
Money market accounts	482,028	0.24	455,594	0.20
Certificates of deposit	390,320	0.62	447,213	0.52
Regular savings	327,563	0.10	312,544	0.10
Advance payments by borrowers for taxes and insurance	2,351	0.03	2,568	0.07
Total deposits	$1,840,724	0.22%	$1,814,171	0.21%

The Bank has previously entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee (“brokered deposits”). Deposits gathered through the Certificate of Deposit Account Registry Service ("CDARS") are considered to be brokered deposits for regulatory purposes. There were no active brokered deposit arrangements or outstanding brokered deposits at December 31, 2015 and 2014.
Annual maturities of certificates of deposit outstanding at December 31, 2015 are summarized as follows:

Amount
(In thousands)
Matures During Year Ending December 31,
2016	$236,887
2017	99,987
2018	27,922
2019	13,260
2020	12,264
Total	$390,320
Certificates of deposit with balances greater than or equal to the FDIC insurance limit of $250,000 totaled $7.4 million and $7.9 million at December 31, 2015 and 2014, respectively.
Note 10 – Borrowed Funds
Other borrowed funds consist of the following:

		December 31,
		2015		2014
	Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
FHLB advances	Dec 19, 2018	$10,000	2.33%	$10,000	2.33%
Repurchase agreements		2,438	0.10	3,569	0.10
Long term lease obligation		124	2.46	183	2.46
		$12,562	1.90%	$13,752	1.75%
FHLB Advances
The Bank pledges certain loans that meet underwriting criteria established by the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral for outstanding advances. The unpaid principal balance of loans pledged to secure FHLB of Chicago borrowings totaled $595.6 million and $652.3 million at December 31, 2015 and 2014, respectively. The FHLB of Chicago borrowings are also collateralized by mortgage-related securities totaling $55.9 million and $88.9 million at December 31, 2015 and 2014, respectively. At December 31, 2015, there were no FHLB of Chicago borrowings with call features that may be exercised by the FHLB of Chicago.
On September 19, 2013, FHLB of Chicago advances totaling $176.0 million were prepaid. The prepaid advances were fixed rate, due to mature in January 2018, with a then-current weighted average rate of 3.18%. The prepayment triggered an early termination penalty of $16.1 million, which was recorded in non-interest expense for the nine months ended December 31, 2013.
Repurchase Agreements
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts.

Long Term Lease Obligation
The Company enters into agreements from time to time that give the right to use property in exchange for making a series of payments. The term of the lease obligations typically exceed three years and provide an opportunity to purchase the leased item at the end of the lease term at a price below market rate. These types of lease are considered a capital lease because the Company has in essence accepted the risks and benefits of ownership. As a result a capital lease requires an asset must be subsequently depreciated and included as property and equipment in the Company's Consolidated Balance Sheets.
Note 11 – Regulatory Capital
The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Qualitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of common equity tier 1 ("CET1"), tier 1 capital, total regulatory capital and tier 1 leverage. As of January 1, 2015, the requirements are:

•	4.5% based upon CET1 capital

•	6.0% based upon tier 1 capital

•	8.0% based on total regulatory capital

•	Leverage ratio of tier 1 Capital assets equal to 4.0%
The following table summarizes the Company’s and Bank capital ratios:

	December 31, 2015			December 31, 2014
	Ratio	To be Adequately Capitalized	To be Well Capitalized	Ratio	To be Adequately Capitalized	To be Well Capitalized
Common equity tier 1 ratio (1)
Anchor Bancorp	18.66%	4.50%	N/A	N/A	N/A	N/A
AnchorBank, fsb	17.04%	4.50%	6.50%	N/A	N/A	N/A
Tier 1 capital ratio (2)
Anchor Bancorp	18.66%	6.00%	N/A	N/A	N/A	N/A
AnchorBank, fsb	17.04%	6.00%	8.00%	16.97%	4.00%	6.00%
Total capital ratio (3)
Anchor Bancorp	19.95%	8.00%	N/A	N/A	N/A	N/A
AnchorBank, fsb	18.33%	8.00%	10.00%	18.25%	8.00%	10.00%
Tier 1 leverage ratio (4)
Anchor Bancorp	13.52%	4.00%	N/A	N/A	N/A	N/A
AnchorBank, fsb	12.35%	4.00%	5.00%	10.43%	4.00%	5.00%

(1)	CET1 capital divided by total risk-weighted assets

(2)	Tier 1 capital divided by total risk-weighted assets

(3)	Total risk-based capital divided by total risk-weighted assets

(4)	Tier 1 capital divided by adjusted average total assets

The following table reconciles the Bank's stockholders' equity to regulatory capital:

	December 31, 2015	December 31, 2014
	(In thousands)
Stockholders’ equity of the Bank	$336,194	$216,030
Less: disallowed servicing assets	—	(1,773)
Disallowed deferred tax assets	(69,254)	—
Accumulated other comprehensive loss	3,250	2,402
Common equity tier 1 capital	270,190	N/A
Additional tier 1 capital	—	N/A
Tier 1 capital	270,190	216,659
Plus: allowable allowance for loan losses	20,426	16,373
Total risk-based capital	$290,616	$233,032
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
A minimum leverage ratio (tier 1 capital as a percentage of adjusted average total assets) of 4.0% is also required under the Basel III Capital Rules (even for highly rated institutions). The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.
The Basel III Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.
Note 12 – Employee Benefit Plans
Defined Contribution Plan
The Company maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which substantially all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 100% of their base compensation on a pre-tax basis up to annual Internal Revenue Service limits. In January 2013, the Company reinstated the matching contribution which had been suspended since October 2009. The Company previously matched the first 2% contributed with a dollar-for-dollar match and the next 2% of employee contributions at a rate of $.50 for each dollar. These amounts were increased beginning in January 2014 to the first 2% contributed with a dollar-for-dollar match, the next 2% matched at a rate of $0.50 for each dollar and the next 4% matched at $0.25 for each dollar. Employees are allowed to self-direct their investments on a daily basis. The Company may also contribute additional amounts at its discretion. The Company contributed $1.1 million and $992,000 for the years ended December 31, 2015 and 2014, respectively, and $579,000 for the nine months ended December 31, 2013.
Omnibus Incentive Plan
On August 12, 2014, the Board of Directors (“Board”) of the Company approved a new incentive plan, the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) which was subsequently approved by stockholders. The

Omnibus Plan provides for the issuance of awards of incentive or nonqualified stock options, stock appreciation rights, performance and restricted stock awards or units, dividend equivalent units and other stock based awards as determined by the Board or the Plan Administrator. The purpose of the Omnibus Plan is to promote the interest of the Company and its stockholders by attracting, retaining and motivating executives and other selected employees, directors, consultants and advisors by enabling such individuals to participate in the long-term growth and financial success of the Company.
The maximum number of shares of common stock (each, a “share”) that may be issued to participants pursuant to awards under the 2014 Omnibus Plan will be equal to 600,000. Such shares may be either authorized and unissued shares or shares reacquired at any time and now or hereafter held as treasury stock. At December 31, 2015, 349,411 shares were available to grant pursuant to the 2014 Plan.
Restricted stock grants vest over various periods of time typically from one to three years and are included in outstanding shares at the time of grant. The fair value of restricted stock grants determined at the grant date is amortized to compensation and benefits expense over the vesting period. The restricted stock grant plan expense for the years ended December 31, 2015 and 2014 was $2.2 million and $1.0 million, respectively. Dividends, if declared, will accrue for the benefit of the individuals who are granted restricted stock and will be paid out as the stock vests. Unvested shares will be voted by the employees in the same manner as the vested shares.
The restricted stock activity is summarized as follows:

	December 31, 2015		December 31, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of beginning of period	179,300	$21.20	—	$—
Granted	67,047	34.77	200,200	21.17
Vested	(75,283)	21.15	(12,500)	20.95
Forfeited	(8,258)	29.51	(8,400)	20.95
Nonvested balance as of end of period	162,806	$26.39	179,300	$21.20
Available to grant	349,411		408,200
There was approximately $3.0 million and $3.1 million of unrecognized compensation expense related to nonvested restricted stock awards granted under the Omnibus Plan as of December 31, 2015 and 2014, respectively. The remaining weighted average term of nonvested awards is 0.9 years.
Note 13 – Commitments and Contingent Liabilities
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Company has in particular classes of financial instruments. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments.
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$133,670	$39,251
Unused lines of credit:
Home equity	111,185	111,365
Credit cards	—	23,249
Commercial	281,459	144,333
Letters of credit	3,237	8,564
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance ("MPF") Program	3,387	7,644

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
The Bank previously participated in the MPF Program of the FHLB of Chicago. Pursuant to the credit enhancement feature of the MPF Program, the Bank retained a secondary credit loss exposure in the amount of $3.4 million at December 31, 2015 related to approximately $122.7 million of residential mortgage loans that the Bank has originated and are still outstanding. The Bank acts as a servicing agent for the FHLB of Chicago. Under the credit enhancement, the FHLB of Chicago is liable for losses on loans up to one percent of the original delivered loan balances in each pool up to the point the credit enhancement is reset. After the credit enhancement resets, the FHLB of Chicago and the Bank’s loss contingency could be reduced depending upon losses experienced and loan balances remaining. The Bank is liable for losses over and above the FHLB of Chicago first loss position up to a contractually agreed-upon maximum amount in each pool that was delivered to the MPF Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The Bank discontinued funding loans through the MPF Program in 2008.
Unfunded Commitments
In addition to the allowance for loan losses reflected in the Consolidated Balance Sheets, a reserve is also provided for unfunded loan commitments. The reserve for unfunded loan commitments includes unfunded commitments to lend and commercial letters of credit. This reserve is classified in other liabilities in the Consolidated Balance Sheets.
The balances of this reserve for the periods presented is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Reserve for unfunded commitment losses beginning balance	$2,557	$4,664	$1,956
Provision for unfunded commitments	17	(2,107)	2,708
Ending reserve for unfunded commitment losses	$2,574	$2,557	$4,664
The amount of the allowance for unfunded loan commitments is determined using the average reserve rate that applies to the associated funded loan category multiplied by the unfunded commitment amount. The reserve also covers potential loss on letters of credit outstanding for which the Bank may be unable to recover the amount outstanding. At December 31, 2015 and 2014, a liability of $2.6 million was required compared to a liability of $4.7 million at December 31, 2013 and reflects a decrease primarily due to a release of a $2.7 million specific reserve related to letter of credit litigation that was resolved during 2014.
Repurchase Loan Reserve
Loans intended to be sold are originated in accordance with specific criteria established by the investor agencies – these are known as “conforming loans.” During the sale of these loans, certain representations and warranties are made that the loans conform to these previously established underwriting standards. In the event that any of these representations and warranties or standards are found to be out of compliance, the Company may be responsible for repurchasing the loan at the unpaid principal balance or indemnifying the buyer against loss related to that loan.
Other loans sold to investors must meet specific criteria as determined by the investor at the time of sale. If it is determined at a later date, that a loan did not meet these requirements or was a fraudulent transaction, the investor may require the Bank to either repurchase the loan or make the investor whole in the event of a loss. As the Company expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences. The unpaid principal balance of loans repurchased from investors totaled $1.0 million, $1.1 million and $1.8 million during the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, respectively. Alternatively, investors make requests to be made whole on a loan whereby the property has been disposed of at a loss. The related amounts for requests by the investor to be made whole was $125,000, $754,000 and $687,000 for the years ended December 31, 2015 and 2014 and the nine months ended

December 31, 2013, respectively. All losses incurred are recorded against the reserve for repurchased loans in the Consolidated Balance Sheets.
Accordingly, in addition to the allowance for loan losses reflected on the Consolidated Balance Sheets, a reserve is also provided for the repurchase of previously sold loans. This reserve is classified in other liabilities on the Consolidated Balance Sheets.
The balances of this reserve for the periods presented is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Reserve for repurchased loans beginning balance	$1,338	$2,600	$2,600
Charge off	(172)	(1,176)	—
Recovery	74	27	—
Provision for repurchased loans	(212)	(113)	—
Ending reserve for repurchased loans	$1,028	$1,338	$2,600
The amount of the reserve for repurchased loans is determined using the serviced portfolio balances multiplied by historical and expected loss rates to provide for the probable losses related to sold mortgage loans. The reserve declined $310,000 during the year ended December 31, 2015. During the year ended December 31, 2014 the reserve declined $1.3 million. Total income incurred for investor loss reimbursements, including any provision recorded or reserve released, was $212,000 for the year ended December 31, 2015 and total expense incurred for the year ended December 31, 2014 was $50,000. Losses may result from the repurchase of loans or indemnification of losses incurred upon foreclosure and disposition of related collateral. The analysis of the reserve at December 31, 2015 required a liability of $1.0 million.
Legal Proceedings
In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.
On February 25, 2016, a plaintiff filed a purported class action complaint in the United States District Court for the Western District of Wisconsin on behalf of himself and other Company stockholders against the Company, its Board, and Old National in connection with a proposed transaction between the Company and Old National, pursuant to which the Company will be acquired by Old National.  The lawsuit is captioned Parshall v. Anchor Bancorp Wisconsin, Inc., et al., Case No. 16-CV-120 (W.D. Wis.), and alleges state law breach of fiduciary duty claims against the Company’s Board for, among other things, seeking to sell the Company through an allegedly defective process, for an unfair price and on unfair terms.  The lawsuit seeks, among other things, to enjoin the consummation of the transaction and damages.  The complaint alleges that Old National aided and abetted the directors’ breaches of fiduciary duty.  The complaint also brings state and federal law claims alleging that the Form S-4 Registration Statement that was filed with the U.S. Securities and Exchange Commission on February 17, 2016 for the transaction, omitted certain material information.
Note 14 – Derivative Financial Instruments
The Company enters into contracts that meet the definition of derivative financial instruments in accordance with ASC Topic 815 – Derivative and Hedging. Derivatives are used as part of a risk management strategy to address exposure to changes in interest rates including those inherent in the Company’s origination and sale of certain residential mortgages into the secondary market. These derivative contracts used for risk management purposes include: (1) interest rate lock commitments provided to customers to fund mortgage loans intended to be sold; (2) forward sale contracts for the future delivery of funded residential mortgages; and (3) interest rate swap contracts.
Forward sale contracts are entered into when interest rate lock commitments are granted to customers in an effort to economically hedge the effect of future changes in interest rates on the commitments to fund mortgage loans intended to be sold (the “pipeline”), as well as on the portfolio of funded mortgages not yet sold (the “warehouse”). For accounting purposes, these derivatives are not designated as being in a hedging relationship. The contracts are carried at fair value in the Consolidated Balance Sheets, with changes in fair value recorded in the Consolidated Statements of Operations.

The Company has developed a program to enter into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives are carried in the Consolidated Balance Sheets as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments are recorded through periodic earnings in other non-interest income in the Consolidated Statements of Operations.
The Company's derivative financial instruments are summarized as follows:

		December 31,
		2015		2014
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(In thousands)
Derivative assets:
Interest rate lock commitments (1)	Other assets	$18,605	$189	$14,633	$154
Forward contracts to sell mortgage loans (2)	Other assets	—	—	4,000	2
Interest rate swap contracts	Other assets	78,433	2,081	—	—
Derivative liabilities:
Interest rate lock commitments (1)	Other liabilities	555	6	2,108	14
Forward contracts to sell mortgage loans (2)	Other liabilities	24,000	90	16,000	174
Interest rate swap contracts	Other liabilities	78,433	2,081	—	—

(1)
Interest rate lock commitments include $11.8 million and $7.9 million of commitments not yet approved in the credit underwriting process at December 31, 2015 and 2014, respectively, yet represent potential interest rate risk exposure to the extent those mortgage loan applications are eventually approved for funding.

(2)
The Company, as of the quarter ended September 30, 2015, has elected to offset the fair value of individual forward sale contracts and present a net amount in the Consolidated Balance Sheets in accordance with ASC Topic 815-45.

Net gains (losses) included in the Consolidated Statements of Operations related to derivative financial instruments, recognized in net gain on sale of loans, are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Interest rate lock commitments	$44	$141	$(688)
Unused commitments	—	(26)	26
Forward contracts to sell mortgage loans	(192)	(848)	2,463
Total	$(148)	$(733)	$1,801
Note 15 – Offsetting Assets and Liabilities
Offsetting, otherwise known as netting, takes place when entities present their rights and obligations to each other as a net amount in their statement of financial condition. The Company has certain assets and liabilities in the Consolidated Balance Sheets which could be subject to the right of offset and related arrangements associated with financial instruments and derivatives. Derivative instruments reported are used as part of a risk management strategy to address exposure to changes in interest rates including those inherent in the Company’s origination and sale of certain residential mortgages into the secondary market, as presented in Note 14 – Derivative Financial Instruments. In addition, the Company enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The interest agreements are derivatives and are recorded at fair value in the Company’s Consolidated Balance Sheets. A repurchase agreement is a transaction in which the Company sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.

The following table reflects the gross and net amounts of such assets and liabilities as of December 31, 2015 and 2014.

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
	(In thousands)
As of December 31, 2015
Assets:
Interest rate commitments	$189	$—	$189
Interest rate swap contracts	2,081	—	2,081
Liabilities:
Interest rate commitments	6	—	6
Interest rate swap contracts	2,081	—	2,081
Forward contracts to sell mortgage loans	90	—	90
Repurchase agreements	2,438	—	2,438
As of December 31, 2014
Assets:
Interest rate commitments	$154	$—	$154
Forward sale contracts	2	—	2
Liabilities:
Interest rate commitments	14	—	14
Forward contracts to sell mortgage loans	174	—	174
Repurchase agreements	3,569	—	3,569
Note 16 – Fair Value of Financial Instruments
ASC Topic 820 - Fair Value Measurement establishes a framework for measuring fair value and disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
Fair Value on a Recurring Basis
The following methods and assumptions were used for financial instruments measured at fair value:
Investment securities available for sale: The fair values for investment securities available for sale are obtained from an independent pricing service using a market data model. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using other market indicators. As of December 31, 2015, the Bank has one remaining non-agency CMO which is not validated by an independent pricing service.

Loans held for sale: The fair values for loans held for sale are based on commitments on hand from investors or quoted market prices.
Other assets and liabilities: Other assets and other liabilities include interest rate lock commitments provided to customers to fund mortgage loans intended to be sold, forward sale contracts for future delivery of funded residential mortgages to investors and interest rate swap contracts.
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
The table below presents the financial instruments carried at fair value by the valuation hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,136	$—	$3,136
Mortgage backed securities	—	338,384	—	338,384
Other securities	3	—	—	3
Loans held for sale	—	10,323	—	10,323
Other assets:
Interest rate lock commitments	—	189	—	189
Interest rate swap contacts	—	2,081	—	2,081
Total	$3	$354,113	$—	$354,116
Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$6	$—	$6
Forward contracts to sell mortgage loans	—	90	—	90
Interest rate swap contacts	—	2,081	—	2,081
Total	$—	$2,177	$—	$2,177

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets
Investment securities available for sale:
U.S. government sponsored and federal agency obligations	$—	$3,261	$—	$3,261
Mortgage backed securities	—	291,335	—	291,335
Other securities	3	—	—	3
Loans held for sale	—	6,594	—	6,594
Other assets:
Interest rate lock commitments	—	154	—	154
Forward contracts to sell mortgage loans	—	2	—	2
Total	$3	$301,346	$—	$301,349
Financial liabilities
Other liabilities:
Interest rate lock commitments	$—	$14	$—	$14
Forward contracts to sell mortgage loans	—	174	—	174
Total	$—	$188	$—	$188
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year Ended December 31, 2014
(In thousands)
Non-agency CMOs
Beginning balance	$6,208
Total realized/unrealized gains (losses):
Included in earnings	(37)
Included in other comprehensive income	212
Included in earnings as unrealized other-than-temporary impairment	(64)
Included in earnings as realized other-than-temporary impairment	222
Principal repayments	(1,126)
Sales	(5,388)
Transfers out of level 3	(27)
Ending balance	$—
There were no transfers out of Level 3 to Level 2 for the year ended December 31, 2015. During the year ended December 31, 2014, there was a transfer out of Level 3 to Level 2 of $27,000. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria changes and result in transfers between levels.
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

The following table presents such assets carried on the consolidated balance sheets by caption and by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Impaired loans, with an allowance recorded, net	$—	$—	$18,838	$18,838
Mortgage servicing rights	—	—	5,789	5,789
Other real estate owned	—	—	20,371	20,371
Total assets at fair value	$—	$—	$44,998	$44,998
December 31, 2014
Impaired loans, with an allowance recorded, net	$—	$—	$32,331	$32,331
Mortgage servicing rights	—	—	18,918	18,918
Other real estate owned	—	—	35,491	35,491
Total assets at fair value	$—	$—	$86,740	$86,740
The significant inputs for those assets measured at fair value on a nonrecurring basis are as follows:

December 31, 2015
	Method	Inputs
Impaired loans, with an allowance recorded, net	Appraised Values
External appraised values- adjustments made to values due to management factors including age of appraisal, age of comparables, known changes in the market and in the collateral and selling and commission cost of 15% to 35%.

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 11.31%; weighted average discount rate 11.35%.
Other real estate owned	Appraised Values	External appraised values less selling and commission cost of 15% to 35%.
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
MSRs are recorded as an asset when loans are sold to third parties with servicing rights retained. Mortgage servicing rights are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. Mortgage servicing rights are valued monthly by an independent third party valuation service with income adjustments recorded monthly. On an annual basis the valuation is validated by a separate third party valuation service. The fair value of servicing rights is determined by estimating the present value of future net cash flows using a discounted cash flow model, taking into consideration certain critical assumptions, such as market loan prepayment speeds, discount rates, costs to service and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, the difference is recognized in non-interest expense as an impairment loss.
Variations in the assumptions used in the MSR discounted cash flow model could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types – fixed rate, adjustable rate and balloon loans – include discount rates in the range of 11.00% to 20.00% as well as portfolio weighted average prepayment speeds of 6.67% to 39.90% annual CPR. Many of these assumptions are subjective and involve a high degree of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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
Fair Value Summary
ASC Topic 825 Financial Instruments requires disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, whether or not recognized in the Consolidated Balance Sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Results from these techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table below do not necessarily represent the underlying value of the Company.
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

Off-balance sheet instruments: The fair value of off-balance sheet instruments (held for investment lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2015 and 2014.
The carrying amount and fair value of the Company’s financial instruments consist of the following:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$75,267	$75,267	$147,273	$147,273
Investment securities available for sale	341,523	341,523	294,599	294,599
Investment securities held to maturity	15,492	15,422	—	—
Loans held for sale	10,323	10,323	6,594	6,594
Loans held for investment, net	1,614,953	1,579,582	1,524,439	1,496,791
Mortgage servicing rights	18,942	19,252	19,404	19,590
Federal Home Loan Bank stock	11,940	11,940	11,940	11,940
Accrued interest receivable	7,827	7,827	7,627	7,627
Interest rate lock commitments	189	189	154	154
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	—	—	2	2
Interest rate swap contracts	2,081	2,081	—	—
Financial liabilities:
Non-maturity deposits	1,450,404	1,450,404	1,366,958	1,366,958
Deposits with stated maturities	390,320	388,285	447,213	445,938
Borrowed funds	12,562	12,837	13,752	14,077
Accrued interest payable	325	325	316	316
Interest rate lock commitments	6	6	14	14
Unused commitments	—	—	—	—
Forward contracts to sell mortgage loans (1)	90	90	174	174
Interest rate swap contracts	2,081	2,081	—	—

(1)
The Company, as of the quarter ended September 30, 2015, has elected to offset the fair value of individual forward sale contracts and present a net amount on the Consolidated Balance Sheets in accordance with ASC Topic 815-45.

Note 17 – Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns.
The Bank’s retained earnings at December 31, 2015 and 2014 includes base-year bad debt reserves, created for tax purposes prior to 1988, totaling $50.9 million. Base-year reserves are subject to recapture in the unlikely event that Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. The Bank has no intention of making such a non-dividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $20.4 million has not been recognized.

The provision for income taxes consists of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
		(In thousands)
Current:
Federal	$558	$—	$—
State	46	10	9
	604	10	9
Deferred:
Federal	(67,724)	—	—
State	(22,327)	—	—
	(90,051)	—	—
Total income tax expense	$(89,447)	$10	$9
At December 31, 2015 and 2014, the affiliated group had federal net operating loss carryovers of $175.4 million and $195.0 million, respectively, and at December 31, 2015 and 2014, certain subsidiaries had state net operating loss carryovers of $294.2 million and $314.0 million, respectively. These carryovers expire in varying amounts from 2016 through 2034.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Nine Months Ended December 31, 2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)
Net income before income taxes	$48,311	100.0%	$14,632	100.0%	$111,632	100.0%
Income tax expense at federal statutory rate	$16,909	35.0	$5,121	35.0	$39,071	35.0
State income taxes, net of federal income tax benefits	2,507	5.2	746	5.1	(1,008)	(0.9)
Cancellation of indebtedness income exclusion	—	—	—	—	(47,080)	(42.2)
Increase (decrease) in valuation allowance	(108,899)	(225.6)	(5,806)	(39.7)	7,906	7.1
Other	36	0.2	(51)	(0.3)	1,120	1.0
Income tax expense (benefit)	$(89,447)	(185.2)%	$10	0.1%	$9	—%
As of December 31, 2015 and December 31, 2014, the net deferred tax asset, prior to any valuation allowance, was $94.8 million and $113.1 million, respectively. Management recorded a full valuation allowance against the deferred tax asset in September 2009 based largely on negative evidence represented by the losses in prior years caused by significant provisions associated with its loan portfolio coupled with excessive debt costs. As of December 31, 2014, the Company determined that a full valuation allowance was still necessary. The realization of the deferred tax asset is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon management’s evaluation and judgement of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net deferred tax asset is required.
Based on the Company’s periodic assessment of all of the positive and negative evidence regarding the deferred tax asset position in 2015, it was determined that it is more likely than not that the Company would be able to realize all of the federal deferred tax asset, including all net operating loss carryforwards. The Company also determined that it is more likely than not that it would be able to realize substantially all of the state deferred tax asset, with the exception of $4.2 million pertaining to certain multi state loss carryforwards, including states in which the Company no longer does business. Consequently, the Company has substantially reversed this valuation allowance on the deferred tax asset during 2015.
The positive evidence considered by management in arriving at the conclusion to reverse substantially all of the valuation allowance during the year ended December 31, 2015 included: (1) ten consecutive quarters of pre-tax earnings; (2) a twelve quarter cumulative pre-tax book income position; (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods; (4) the successful execution of operational efficiency initiatives in 2015; (5) adequacy of capital to fund balance sheet and future asset growth; and (6) forecasted positive core earnings trends which allow for the utilization of substantially all net operating losses before the statutory expiration periods. The negative evidence considered by management included: (1) operating losses and the lack of taxes paid in prior years; (2) the charges in 2015 pertaining to the operational efficiency initiatives; and (3) classified asset levels relative to peers. All these factors were given the appropriate weighting based on the extent to which the positive and negative evidence can be objectively verified. Based on management’s analysis, it was concluded that the positive evidence was sufficient to overcome the weight of negative evidence.
Based on the Company's assessment of all of the positive and negative evidence as of December 31, 2015, it was determined that a net valuation allowance reduction of $108.9 million during the year ended December 31, 2015, was necessary.
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
The significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$10,086	$18,870
OREO valuation allowance and other loss reserves	7,506	10,307
Federal NOL carryforwards	61,392	68,237
State NOL carryforwards	15,319	16,343
Unrealized securities losses, net	1,532	963
Alternative minimum tax credit carryforward	2,522	2,129
Deferred gain on sales leaseback	1,986	2,541
Other	3,381	2,994
Total deferred tax assets	103,724	122,384
Valuation allowance	(4,200)	(113,099)
Adjusted deferred tax assets	99,524	9,285
Deferred tax liabilities:
FHLB stock dividends	(833)	(833)
Mortgage servicing rights	(7,597)	(7,784)
Other	(474)	(668)
Total deferred tax liabilities	(8,904)	(9,285)
Net deferred tax assets	$90,620	$—
The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2012-2015 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2011-2015 remain open to examination by certain other state jurisdictions.
Note 18 – Earnings Per Share
Basic earnings per share for the years ended December 31, 2015 and 2014 have been determined by dividing net income available to common equity for the respective periods by the weighted average number of shares of common stock outstanding. Unvested shares of restricted stock are not considered outstanding for purposes of basic earnings per share. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities, if any, are computed using the treasury stock method.

The computation of earnings per share is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013 (1)
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share – net income available to common equity	$137,758	$14,622	$206,918
Denominator:
Denominator for basic earnings per share – weighted average shares	9,407	9,107	16,989
Effect of dilutive securities:
Restricted stock (2)	51	44	—
Denominator for diluted earnings per share – weighted average shares	$9,458	$9,151	$16,989
Basic income per common share	$14.64	$1.61	$12.18
Diluted income per common share	$14.57	$1.60	$12.18

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

Note 19 – Condensed Parent Only Financial Information
The following represents parent company only financial information:
Condensed Balance Sheets

	December 31,
	2015	2014
	(In thousands)
Assets
Cash and cash equivalents	$21,847	$10,081
Investment in subsidiaries	342,621	216,547
Intercompany receivable from non-bank subsidiaries	1,327	996
Other assets	1,480	133
Total assets	$367,275	$227,757
Liabilities
Total liabilities	$634	$94
Stockholders’ Equity
Total stockholders’ equity	366,641	227,663
Total liabilities and stockholders’ equity	$367,275	$227,757

Condensed Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Interest income	$15	$8	$4
Interest expense	—	—	7,053
Net interest income (expense)	15	8	(7,049)
Equity in net income from subsidiaries	138,719	15,502	18,787
Non-interest income	—	100	—
Extinguishment of debt	—	—	134,514
Income from operations	138,734	15,610	146,252
Reorganization costs	—	(64)	1,929
Non-interest expense	2,002	1,052	1,031
Income before income taxes	136,732	14,622	143,292
Income tax expense (benefit)	(1,026)	—	31,669
Net income	137,758	14,622	111,623
Preferred stock dividends in arrears	—	—	(2,538)
Preferred stock discount accretion	—	—	(6,167)
Retirement of preferred shares	—	—	104,000
Net income available to common equity	$137,758	$14,622	$206,918

Condensed Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
	(In thousands)
Operating Activities
Net income	$137,758	$14,622	$111,623
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(138,719)	(15,502)	(18,787)
Extinguishment of debt	—	—	(134,514)
Decrease in accrued interest and fees payable	—	—	7,053
Costs associated with stock plan	—	—	2,922
Stock-based compensation expense	2,185	996	—
Increase in other assets and liabilities	(1,341)	(900)	(2,872)
Net cash used in operating activities	(117)	(784)	(34,575)
Investing Activities
Dividend received from subsidiaries	12,000	—	5,402
Capital contribution to subsidiaries	—	—	(80,205)
Net cash provided by (used in) investing activities	12,000	—	(74,803)
Financing Activities
Repayment of borrowed funds	—	—	(49,000)
Recapitalization transaction fees	—	—	(14,360)
Tax benefit for restricted stock	205	—	—
Retirement of vested shares	(322)	—	—
Issuance of common stock	—	7,951	175,000
Stock issuance cost	—	(2,324)	—
Net cash provided by financing activities	(117)	5,627	111,640
Increase in cash and cash equivalents	11,766	4,843	2,262
Cash and cash equivalents at beginning of year	10,081	5,238	2,976
Cash and cash equivalents at end of year	$21,847	$10,081	$5,238

Note 20 – Quarterly Financial Data (unaudited)
Unaudited condensed financial data by quarter for year ended December 31, 2015 and 2014 is as follows:

	Three Months Ended
	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(In thousands, except per share data)
Operations Data:
Net interest income	$17,015	$17,286	$17,424	$17,056	$17,501	$17,558	$17,862	$18,315
Provision for loan losses	(5,086)	(22,410)	(646)	(1,354)	(3,281)	(1,304)	—	—
Non-interest income	7,772	8,721	9,738	8,740	8,962	8,015	7,610	5,932
Non-interest expense	18,149	22,552	23,263	20,973	24,621	21,915	22,855	22,317
Income before income tax expense	11,724	25,865	4,545	6,177	5,123	4,962	2,617	1,930
Income tax expense (benefit)	3,103	10,394	(102,976)	32	—	—	10	—
Net income	8,621	15,471	107,521	6,145	5,123	4,962	2,607	1,930
Per Share:
Basic income per common share	$0.91	$1.64	$11.42	$0.66	$0.56	$0.55	$0.29	$0.21
Diluted income per common share	0.91	1.62	11.37	0.65	0.55	0.55	0.29	0.21
Dividends per common share	—	—	—	—	—	—	—	—
Book value per common share	38.20	37.49	35.68	24.66	23.85	23.22	23.37	22.84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the design and operation of our disclosure and control procedures as of December 31, 2015. As of December 31, 2015, the CEO and CFO have concluded that the disclosure and control procedures set forth above were effective.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework in 2013. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Company’s internal control over financial reporting was effective as of December 31, 2015.
RSM US LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2015 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2015.
The Company has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Company’s website at www.anchorbank.com.

Item 11.	Executive Compensation
The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2015 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2015 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2015 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2015.

Item 14.	Principal Accountant Fees and Services
The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2015 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1)    Financial Statements
The following consolidated audited financial statements of the Company and its subsidiaries, together with the related reports of RSM US LLP, dated March 11, 2016, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets at December 31, 2015 and 2014.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015, 2014 and the nine months ended December 31, 2013.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2015, 2014 and the nine months ended December 31, 2013.
Consolidated Statements of Cash Flows for the year ended December 31, 2015, 2014 and the nine months ended December 31, 2013.
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
2.2
Agreement and Plan of Merger, dated January 11, 2016, between Old National Bancorp and Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed January 12, 2016).

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

Exhibit Number	Description
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

10.8	Anchor BanCorp Wisconsin Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC August 14, 2014).
11.1	Computation of Earnings per Share. Refer to Note 18 – Earnings Per Share to the Consolidated Financial Statements in Item 8.
21.1	List of Subsidiaries of the Registrant. Subsidiary information is incorporated by reference to “Part I, Item 1, Business – General” and “Part I, Item 1, Business – Subsidiaries.”
23.1	Consent of RSM US LLP.
24.1	Powers of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

(b)Exhibits
Exhibits to the Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in (a)(3) and the Index to Exhibits.
(c)Financial Statements excluded from Annual Report to Stockholders pursuant to Rule 14a-3(b)
Not applicable

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris M. Bauer

	Name:	Chris M. Bauer

	Title:	President and Chief Executive Officer

	Date:	March 11, 2016
In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates stated.

By:	*	By:	*
	Chris M. Bauer President and Chief Executive Officer, Director (principal executive officer) Date: March 11, 2016		William T James Senior Vice President, Chief Financial Officer and Treasurer Date: March 11, 2016

By:	*	By:	*
	Richard A. Bergstrom Director Date: March 11, 2016		Pat Richter Director Date: March 11, 2016

By:	*	By:	*
	David L. Omachinski Director Date: March 11, 2016		Holly Cremer Director Date: March 11, 2016

By:	*	By:	*
	Martin S. Friedman Director Date: March 11, 2016		Bradley E. Cooper Director Date: March 11, 2016

*By:	/s/ Chris M. Bauer
Chris M. Bauer Attorney-in-fact