Form 10-K/A
period 2015-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2016-03-22
CIK 885322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

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
Documents Incorporated by Reference
None.

Explanatory Note
Anchor BanCorp Wisconsin Inc. (the “Company”, “we”, “our”) is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the "SEC") on March 11, 2016 (the "Original Form 10-K"), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Original Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted as no financial statements are contained within this amendment. This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

ANCHOR BANCORP WISCONSIN INC.
FORM 10-K ANNUAL REPORT
(AMENDMENT NO. 1)

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
Our By-Laws, as amended, provide that the Company's Board of Directors (the "Board") shall consist of not less than one nor more than fifteen members, the exact number of which shall be fixed from time to time by the Board. Directors shall be elected by a plurality of the votes cast at each Annual Meeting of Stockholders and each director so elected shall hold office until the next Annual Meeting of Stockholders and until such director's successor is duly elected and qualified, or until such director's earlier death, resignation or removal. Directors need not be stockholders. There is no cumulative voting.
The Nominating and Governance Committee has adopted guidelines for evaluating and selecting candidates for nomination to the Board. The guidelines direct the Nominating and Governance Committee and the other directors to recognize that the contribution of the Board depends not only on the character and capacities of the directors taken individually, but also on their collective strengths. To that end, the guidelines state that the Board should be composed of directors who:

•	bring to the Board a variety of experience and backgrounds;

•	form a central core of business executives with substantial senior management experience and financial expertise;

•	have substantial experience outside the business community (i.e., in government or advanced academia); and

•	represent the balanced, best interests of the stockholders as a whole and the interests of the Company’s stakeholders, as appropriate, rather than special interest groups or constituencies.
The Nominating and Governance Committee evaluates the Board as a whole to determine the extent to which these guidelines are satisfied. Taken together, the Nominating and Governance Committee believes that the directors listed below fulfill these objectives. The descriptions in this section provide certain biographical information about each of directors, followed by a statement regarding the specific experience, qualifications, attributes or skills that led to the Nominating and Governance Committee’s conclusion that each director should serve as a director of the Company.

Name	Age	Principal Occupation and Business Experience	Director Since
Chris M. Bauer	67
Mr. Bauer has been a Director, President and Chief Executive Officer of the Company since June 2009, a Director and Chief Executive Officer of the Bank since June 2009 and the President of the Bank since January 2011. Prior to joining the Company, Mr. Bauer was an independent consultant and immediate past chairman of the American Automobile Association, Inc.; founded First Business Bank Milwaukee in 2000, serving as its chairman until 2003; retired as chairman and Chief Executive Officer of Firstar Bank Milwaukee, N.A. and head of commercial banking for Firstar Corp. in 1999.

Mr. Bauer is currently a member of the board of directors of Mason Street Advisors. His qualifications to serve as a Director, President and Chief Executive Officer of the Company and the Bank include his 45 years of financial services experience, with a combined 16 years as bank president at First Wisconsin Bank, which became Firstar Bank Milwaukee, N.A.
			2009
Richard A. Bergstrom	65	Mr. Bergstrom has been a Director of the Company and the Bank since 1999. He is also Vice Chairman and previously President of Bergstrom Corporation, Wisconsin’s largest automotive retailer, with 25 dealerships across the state, and Director of the Bank. His qualifications to serve as a Director of the Company, as a member of the Compensation Committee and as a member of the Nominating and Governance Committee include substantial senior management expertise and financial expertise as president of Bergstrom Corporation.	1999
Holly Cremer	60	Ms. Cremer has been a Director of the Company since 1994. She is the former Chairman of the Board and Director of Wisconsin Cheeseman, Inc., a direct food and gift company located in Sun Prairie, Wisconsin. She is also Director of the Cremer Foundation and serves as a Director of several not-for-profit boards. Her qualifications to serve as a Director of the Company, as a member of the Audit Committee and as a member of the Nominating and Governance Committee include substantial senior management expertise and financial expertise.	1994

Name	Age	Principal Occupation and Business Experience	Director Since
Bradley E. Cooper	49
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

His qualifications to serve as a Director of the Company and as a member of the Nominating and Governance Committee include his extensive experience as an investor in the financial services industry. Further, Mr. Cooper has developed an extensive network of contacts throughout the industry. He regularly speaks at industry conferences as an expert on acquisitions and investments in the financial services companies.
			2013
Martin S. Friedman	47
Mr. Friedman has been a Director of the Company since December 2013. He is co-founder of FJ Capital Management, an investment fund firm based in McLean, Virginia, and has served as its CEO since 2008. He was previously Director of Research for Friedman, Billings, Ramsey Group, a research and securities trading firm, from 1998 to 2007. Prior to that, he was a securities analyst with the same firm from 1992 to 1998. He has been a member of the Board of Directors of Reston, VA-based commercial bank Access National since 2009. Mr. Friedman also served on the Board of Directors for Guaranty Savings Bank in Metairie, Louisiana from 2008 to 2009. His qualifications to serve as a Director of the Company and as a member of the Compensation Committee include his over 25 years of experience in and around the commercial and investment banking industries, in which he applied and developed skills in financial analysis with an expertise in financial institutions, corporate finance, SEC and banking compliance and management.
			2013
David L. Omachinski	64
Mr. Omachinski has been a Director of the Company since 2002. Mr. Omachinski is currently an independent business consultant. He has been the Chairman of the Board since June 2009 and previously Lead Director of the Board from February 2009 to June 2009. He was President & Chief Executive Officer (from October 2005 to August 2006) of Magnum Products, LLC., a company which supplies light towers, mobile generators, trash pumps and other construction equipment for a variety of industries. Prior thereto, he was President & Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating & Financial Officer, and Treasurer (since 2002) and Vice President-Finance, Chief Financial Officer & Treasurer (since 1993) of OshKosh B’Gosh, Inc. He is also Director of Bioanalytical Systems, Inc. since 2009. His qualifications to serve as a Director of the Company and as Chair of the Audit Committee include his education and training in finance and accounting, substantial senior management experience and financial expertise. He is a Certified Public Accountant, has practiced with a public accounting firm and has served in various executive capacities. He meets the requirements of an Audit Committee financial expert.
			2002
Pat Richter	74	Mr. Richter has been a Director of the Company since 1990. Mr. Richter is currently serving as a consultant for several business organizations, including DHR International, an executive search firm. He is also Director of Athletics-Emeritus at the University of Wisconsin-Madison. His qualifications to serve as a Director of the Company, as a member of the Audit Committee and as Chair of the Compensation Committee include his substantial senior management experience. He meets the requirements of an Audit Committee financial expert.	1990
CORPORATE GOVERNANCE
We are committed to maintaining the highest standards of business conduct and corporate governance. We regularly review our governance practices and update them, as appropriate, based upon applicable state law, Nasdaq rules and listing standards, SEC regulations, and market and best practices. Our corporate governance program includes robust risk management and compliance policies, practices and programs.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC by specific dates. Based on representations of its directors and executive officers and copies of the reports that they have filed with the SEC, we believe that all of these filing requirements were satisfied by the Company’s directors and executive officers during the year ended December 31, 2015, with the exception of an inadvertent late filing for each of the directors and named executive officers in April 2015.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. You can access our Code of Business Conduct and Ethics at our website at www.anchorbank.com under the “about us” and “corporate governance” tab or by writing to us at 25 West Main Street, Madison, Wisconsin 53703, Attention Mark D. Timmerman, Executive Vice President-Secretary and General Counsel.
The Board and its Committees
Regular meetings of our Board are held quarterly and special meetings of the Board are held as needed. The Board held a total of fifteen meetings during the year ended December 31, 2015. No incumbent director attended fewer than 75% of the aggregate total number of meetings of the Board held during the year ended December 31, 2015, and the total number of meetings held by all committees on which he or she served during such year.
Each director serving on any of the committees is independent as defined by Nasdaq Rules and applicable law. Current copies of the written charter of each committee are available on our website at www.anchorbank.com under the “about us” and “corporate governance” tab.
Audit Committee
The Audit Committee of the Board provides assistance to the Board in fulfilling its oversight responsibility to the stockholders of the Company relating to:

•
Monitoring the quality and integrity of our financial reporting process, financial statements and systems of internal controls regarding finance and accounting, including reviewing our annual report and quarterly reports;

•
Reviewing our corporate compliance policies and monitoring compliance with our Code of Business Conduct and Ethics and other compliance policies with legal and regulatory requirements, including reviewing any significant case of employee conflict of interest or misconduct;

•	Monitoring the qualifications, independence and performance of the independent registered public accounting firm, including approving in advance all audit and non-audit engagements;

•	Retaining and determining the compensation of the independent registered public accounting firm;

•	Monitoring our financial, litigation and compliance risks; and

•	Reporting to our Board as appropriate.
The members of this committee are Ms. Cremer and Messrs. Omachinski and Richter. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the Nasdaq Global Market.
The Audit Committee met five times during the year ended December 31, 2015, and no member of the Audit Committee attended fewer than 75% of the meetings.
The Board has determined that Messrs. Omachinski and Richter meet the standard of “Audit Committee Financial Expert,” as defined by the SEC, and that each member of the Audit Committee is independent from management and financially literate, as defined by the Nasdaq Global Market listing standards.
The Audit Committee operates pursuant to a written charter, a copy of which is available on the Company’s website at www.anchorbank.com under the “about us” and “corporate governance” tab.
Compensation Committee
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

•
Recommending to the Board the compensation and benefits for the CEO considering (at a minimum) the Company’s performance, relative stockholder return and the value of compensation granted to CEOs at comparable or peer companies;

•	Setting compensation for our executive officers other than the CEO, after consideration of the CEO’s recommendations;

•	evaluating executive officer compensation plans to ensure that such plans do not encourage executive officers to take unnecessary or excessive risks;

•	Maintaining compensation practices that are consistent with applicable market standards and compliant with applicable regulatory requirements;

•	Recommending to the Board the approval, amendment and termination of any of our plans that permit awards of our common stock;

•	Approving significant amendments to the retirement plans, severance plans, deferred compensation plans or any other compensation or benefit plans in which our executive officers participate;

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
The members of this committee are Messrs. Bergstrom, Friedman and Richter. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the Nasdaq Global Market.
The Compensation Committee met three times during the year ended December 31, 2015, and no member of the Compensation Committee attended fewer than 66.7% of the meetings. The report of the Compensation Committee with respect to compensation for the CEO and all other executive officers for the year ended December 31, 2015, is set forth below under “Executive Compensation-Compensation Committee Report."
The Compensation Committee operates pursuant to a written charter, a copy of which is available on the Company’s website at www.anchorbank.com under the “about us” and “corporate governance” tab.
Nominating and Governance Committee
The Nominating and Governance Committee of the Board evaluates and makes recommendations to the Board for the election of directors and evaluation of the Company’s corporate governance practices and policies. It proposes a slate of directors for election by our stockholders at each annual meeting and appoints candidates to fill any vacancies on the Board. In addition, the Nominating and Governance Committee assists the Board with:

•	Identifying and recommending qualified candidates to fill positions on the Board and its committees;

•	Recommending to the Board the compensation and benefits for directors;

•
Overseeing the evaluation of the structure, duties, size, membership and functions of the Board and its Committees, as appropriate, including advising the Board as to whether any director has a conflict of interest;

•	Overseeing the evaluation of the Board and its committees and members;

•	Overseeing corporate governance, including developing and recommending corporate governance guidelines and policies;

•	Overseeing the succession planning process for the Company’s CEO, executive officers and senior managers holding significant positions within the Company; and

•	Reviewing disclosures in our annual proxy statement, including any stockholder proposals and any statements in opposition.
The members of this committee are Ms. Cremer and Messrs. Bergstrom and Cooper. Each of these persons is independent within the meaning of applicable laws and regulations, the listing standards of the Nasdaq Global Market and the Company’s corporate governance guidelines.
During the year ended December 31, 2015, the Nominating and Governance Committee met one time and all members of the Committee attended this meeting.
The Nominating and Governance Committee operates pursuant to a written charter, a copy of which is available on the Company’s website at www.anchorbank.com under the “about us” and “corporate governance” tab.
Contacting the Board of Directors
Stockholders and other interested parties may communicate with the Board by writing to the Anchor BanCorp Wisconsin Inc.

Board of Directors, 25 West Main Street, Madison, Wisconsin 53703, c/o Mark D. Timmerman, Executive Vice President-Secretary and General Counsel. Inquiries sent by mail will be reviewed by our general counsel and if they are relevant to, and consistent with, our operations, policies and philosophies, they will be forwarded to our Board.
EXECUTIVE OFFICERS AND KEY EMPLOYEES WHO ARE NOT DIRECTORS
The following sets forth certain information with respect to the executive officers and key employees of the Company and the Bank who are not directors.
William T. James (age 56). Mr. James is currently Senior Vice President (“SVP”), Chief Financial Officer and Treasurer of the Company and the Bank and was previously SVP-Treasurer of the Bank from October 2013 until September 2014. Mr. James oversees the Treasury Management, Finance and Accounting areas. Prior to joining the Company, he served as Treasurer and Senior Vice President of Guaranty Bank in Milwaukee, Wisconsin from 2006 to 2013. Mr. James has more than 30 years in banking and finance related experience. He has been a Chartered Financial Analyst (CFA) since 1991.
Thomas G. Dolan (age 56). Mr. Dolan is currently the Executive Vice President (“EVP”) and Chief Operating Officer of the Company and the Bank and was previously EVP-Chief Financial Officer of the Company and of the Bank until September 2014. Mr. Dolan joined the Company and the Bank in March 2011 following a consulting arrangement with the Company and the Bank since January 2009. Mr. Dolan oversees the Bank’s operations and Management Information Systems areas. Mr. Dolan had more than 25 years of experience with LaSalle Bank and Bank of America and was the owner and Managing Director of Northern Pointe Consulting, a financial institution consulting firm from 2008 to 2012.
Martha M. Hayes (age 54). Ms. Hayes currently serves as EVP-Chief Risk Officer of the Bank. She joined the Bank as its Chief Credit Risk Officer on July 31, 2009. She previously served as President and Managing Director of Merrill Lynch Business Financial Services in Chicago from 2004 to 2008. Prior to that role, she served in a variety of related capacities beginning in 1987 for Wachovia Corporation, including Senior Vice President and Director of Commercial Loan Products and Chief Operating Officer for Wachovia’s Risk Management Division, Business Credit Solutions.
Scott M. McBrair (age 59). Mr. McBrair is EVP-Chief Retail Banking Officer of the Bank. He oversees the Bank’s branch network, Marketing, Bank Operations, Consumer Lending, and Anchor Investment Services. Prior to joining Anchor in January 2011, Mr. McBrair consulted for First Niagara Bank after serving as the Executive Vice President-Retail Banking at Webster Bank from 2005 to 2009. He began his banking career at Bank One, now JPMorgan Chase, where he served in a variety of Retail Banking assignments over a 21 year span from 1983 to 2005 with the latest being Executive Vice President-Retail Region Manager.
Mark D. Timmerman (age 48). Mr. Timmerman currently serves as EVP-Secretary and General Counsel of the Company and the Bank. Mr. Timmerman oversees the Bank’s legal and compliance areas. Mr. Timmerman previously served as a Director of the Company and the Bank and as Executive Vice President of the Bank. Mr. Timmerman has been a member of the State Bar of Wisconsin since 1994.
Ronald R. Osterholz (age 67). Mr. Osterholz is SVP-Human Resources of the Bank. Mr. Osterholz joined the Bank in 1973 and previously served as Savings Officer, Branch Manager and Branch Coordinator. Mr. Osterholz currently oversees the Bank’s Human Resources and Training departments. Mr. Osterholz is active in the University of Wisconsin-Madison Alumni Association functions, was previously on the Board of the University of Wisconsin-Platteville Foundation and is in various civic organizations and clubs.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board has reviewed and discussed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this transition report.
Pat Richter, Chair
Richard A. Bergstrom
Martin S. Friedman

COMPENSATION DISCUSSION AND ANALYSIS
The following discussion provides an overview and analysis of the Compensation Committee’s philosophy, process, structure and objectives in designing the Company’s compensation programs as well as the compensation determinations relating to the President & Chief Executive Officer, SVP-Chief Financial Officer and Treasurer, EVP-Chief Operating Officer, EVP-Chief Risk Officer, EVP-Chief Retail Banking Officer and EVP-General Counsel, who are collectively referred to as the “named executive officers”, “executives” or "NEOs."
This discussion should be read together with the compensation tables for our named executive officers, which can be found following this discussion.
The Compensation Committee considers the results of the annual stockholder “say-on-pay” advisory vote in developing and administering the Company’s executive compensation program. At our 2015 Annual Meeting of Stockholders, approximately 99.5% of the votes cast on the say-on-pay proposal approved our compensation program. The Compensation Committee believes that result reflects broad stockholder support for our compensation program, and accordingly the Compensation Committee did not make any changes to the program that were based on the outcome of that advisory vote.
Financial Highlights
The Company concluded a profitable year with net income of $137.8 million, or $14.57 per diluted common share. Highlights for the year ended December 31, 2015 include:

•
Net income of $137.8 million included an income tax benefit, net of current year provision, of $89.4 million primarily resulting from the reversal of substantially all of the Company's net deferred tax asset valuation allowance;

•
Asset quality improvement, with non-performing loans and real estate owned declining $34.9 million during the year and a negative loan loss provision of $29.5 million recorded during the year, reflecting improved performance trends and loan quality;

•	The Bank funded $497.4 million in loans held for investment, demonstrating the continued confidence that current and new customers have in the Company;

•	Return on Average Assets (“ROAA”) of 6.36%;

•	Successful first full year of stock price performance, beginning 2015 at $34.44 per share and ending the year at $43.52 per share, representing a 26.36% increase during the year; and

•	The Bank’s Tier 1 leverage capital ratio at 12.35% at December 31, 2015 is considered “well capitalized” under the regulatory capital framework.
Key Compensation Outcomes
Compensation outcomes for 2015 reflect the first full calendar year of performance of the Company’s compensation program, which was implemented during the second half of 2014. Prior to September 1, 2014, our named executive officers received a base salary only with no opportunity for performance-based pay. This prior pay structure had been implemented by the Compensation Committee due to the compensation prohibitions stemming from the Company’s participation in the Capital Purchase Program of the Troubled Asset Relief Program, as well as compensation prohibitions stemming from the Company’s and the Bank’s regulatory enforcement actions.
Following the Reorganization and termination of the regulatory enforcement actions, in August 2014 the Board approved new cash incentive and long-term equity incentive plans to ensure that executive compensation reflects the Company’s performance, supports stockholder value creation and is aligned with the Company’s long-term safety and soundness. Accordingly, compensation outcomes for 2015 reflect the Company’s strong performance during the year, as determined by the Compensation Committee and approved by the Board, and include cash and equity awards above targeted performance levels as determined by the Company’s cash incentive and long-term equity incentive plans.

•
Salaries: The Committee implemented salary level adjustments in September 2014 based upon the review and evaluation of peer group data as presented by McLagan, a division of Aon Hewitt. In most instances, salaries were reduced in connection with the approval and implementation of the cash incentive and long-term equity incentive plans, as the Company had previously been unable to offer any incentive plans due to regulatory restrictions.

•
Cash Incentives: The 2015 Company results exceeded target performance goals for net income, ROAA and strategic initiatives, but fell short on classified assets ratio. The Committee took into account the magnitude of performance for the net income, ROAA and strategic initiatives, as well as the continued high performance on reduction of classified assets. As a result, the Committee exercised its discretion to pay at a level beyond the actual performance level (which was at 146% of target) and the Board approved cash incentives for named executive officers at the maximum payment level (150% of target).

•	Long Term Incentives:

◦
The Board approved restricted stock awards in March 2015 based upon Company and executive performance in 2014. Award amounts were determined based on the Board’s assessment of Company and individual performance for 2014.

◦
The Board approved restricted stock awards in 2016 based upon Company performance above target performance levels in 2015, achieving performance goals for net income, ROAA and strategic initiatives. Restricted stock awards were approved at the maximum level (150% of target) for named executive officers.

Executive Compensation Philosophy
The Compensation Committee believes that its principal responsibility is to ensure that the Company’s compensation practices support the retention of qualified management and to focus management on achieving business and financial goals intended to increase stockholder returns and drive sustained value creation without promoting excessive risk-taking. The Committee believes that overall compensation should reflect compensation levels of comparable executives at peer institutions while also taking into account individual responsibilities and contributions to the Company’s overall performance as measured by profitability, progress made toward achieving long-term strategic objectives and the market price of the Company’s stock.
In line with its pay-for-performance philosophy, the Committee believes that executives whose companies have performed well should be better compensated than executives whose companies have performed poorly. As such, the Company has generally targeted base salaries between the 50th and 75th percentile of the peer group, provided competitive cash incentive opportunities when the Company performs well and stock compensation that rewards management for long-term success. The Company has not emphasized tenure-based compensation such as defined benefit pension plans and SERPs. The Committee considers such forms of compensation to be misaligned with stockholder interests because it believes these forms of compensation generally reward tenure instead of performance. In short, the executives are accountable for the performance of the Company and the Committee has designed the compensation program to reflect this.
Role of the Compensation Committee
The Compensation Committee is responsible for the design, implementation and administration of the compensation programs for executive officers and directors of the Company. The Compensation Committee completed the following actions relative to 2015 executive compensation:

•	Administered the Company’s compensation philosophy;

•	Reviewed and approved the compensation peer group;

•	Reviewed the Compensation Committee Charter;

•	Reviewed and approved the 2015 Corporate Performance Goals;

•	Maintained base salaries at current levels;

•	Administered the Company’s annual cash incentive plan;

•	Administered the Company’s 2014 Omnibus Incentive plan;

•	Reviewed and approved equity awards based on 2014 performance to NEOs;

•	Reviewed and approved annual cash incentive payments based on 2015 performance for NEOs; and

•	Reviewed and approved equity awards based on 2015 performance to NEOs.
Role and Relationship of the Compensation Consultant
As permitted by the Compensation Committee charter, the Committee periodically engages an independent outside compensation consultant to advise the Committee on executive compensation matters. In October 2013, the Committee retained McLagan to provide independent executive compensation advice and market compensation information. During late 2013 and throughout the first half of 2014, McLagan assisted the Compensation Committee with the following initiatives, used to support compensation decisions for both 2013 and 2014:

•	Recommended a peer group of institutions for compensation benchmarking;

•	Performed a total compensation review for the top 17 executives and officers (CEO, EVPs and SVPs) and compiled information relating to executive compensation from peer banks;

•	Provided recommendations to the Committee regarding salaries and the appropriate level of cash incentives and equity awards;

•	Developed and designed a performance-based annual cash incentive plan and provided recommendations in terms of competitive market practices and regulatory compliance;

•	Developed and designed a performance-based long-term (equity) incentive plan structure for the Company to ensure consistency with regulatory guidelines and competitiveness with industry norms;

•
Conducted a comprehensive review of existing executive employment agreements for the executives, including a comparative analysis to industry best practices and peer banks, and provided recommendations for new agreements going forward; and

•	Conducted a Board of Directors total compensation review and provided recommendations in terms of competitive market practices and regulatory compliance.
The Committee adhered to McLagan’s analysis and recommendations alongside other factors when making compensation decisions affecting the Company’s 2015 executive compensation program and when submitting its own recommendations to the Board on these matters.
Pursuant to the terms of its retention, McLagan reported directly to the Compensation Committee, which retains sole authority to select, retain, terminate and approve the fees and other retention terms of its relationship with McLagan. McLagan did not provide any services outside those related to executive compensation and the Committee approved all projects completed by McLagan.
In 2015, the Compensation Committee reviewed its relationship with McLagan and considered McLagan’s independence in light of all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934. The Compensation Committee received a report from McLagan addressing its independence, including the following factors: (1) other services provided to the Company by McLagan; (2) fees paid by the Company as a percentage of McLagan's total revenue; (3) policies or procedures maintained by McLagan that are designed to prevent a conflict of interest; (4) any business or personal relationships between the senior advisors and a member of the Compensation Committee; (5) any Company stock owned by the senior advisors; and (6) any business or personal relationships between the executives and the senior advisors. The Compensation Committee discussed these considerations and concluded that the work performed by McLagan and McLagan's senior advisors involved in the engagements did not raise any conflict of interest.
Role of Management
The CEO assists the Compensation Committee in recommending agenda items for its meetings and by gathering and producing information for these meetings. As requested by the Compensation Committee, the CEO participates in Committee meetings to discuss executive compensation, evaluate the performance of both the Company and individual executives and provide pertinent financial or operational information; however, the CEO does not participate in the Compensation Committees’ deliberation or decisions regarding his own compensation. The CEO provides his insights and suggestions regarding compensation, but only Compensation Committee members vote on executive compensation decisions and other Company compensation matters under their purview for recommendation to the Board. Certain members of our management team, particularly the SVP-Human Resources, may participate in the Compensation Committee meetings to provide information to the Committee on an as-needed basis.
In 2015, the CEO made recommendations to the Committee regarding base salaries, incentive goals and long-term equity awards for executives other than himself. The Committee retained discretion to approve or modify recommendations prior to approval or, in the case of long-term equity awards, prior to presentation before the Board for approval. The Committee discussed the CEO’s recommendations with him, but made final deliberations in executive session, without the CEO, or any members of management present.
Balancing Profitability and Risk
The Compensation Committee is responsible for establishing incentive plans for executive officers that achieve an appropriate balance between Company results and risk. The Committee recognizes that the business of banking inherently requires that the Company take on certain risks in its lending activities, its depository activities, its investing activities, as well as many other facets of the traditional banking business. For instance, every loan made represents the extension of risk in exchange for a return in the form of interest paid by the customer to the Bank. However, the Company recognizes that if incentive compensation is tied disproportionately to short-term performance metrics or if proper controls and balances are not in place, there is some possibility that executives might be induced to take on excessive risk in pursuit of short-term gains, which would result in an undesirable risk/return balance.
To help ensure that incentive plans appropriately balance profitability and risk, at each Committee meeting, the Committee regularly reviews the Company’s incentive plans in accordance with the final joint guidance issued by banking regulators regarding compensation risk. In support of its risk management goal, the Committee noted that the Company has established a compensation philosophy that balances short-term incentives paid for achieving strong short-term results with long-term stock incentives whose value would be negatively impacted by loan losses in the long-run. In addition, the executive incentive plans are viewed against the backdrop of asset quality and capital levels to help ensure that executives appropriately balance return and risk. The connection to asset quality and capital also help ensure that incentives are appropriate and justifiable in the context of the Company’s overall financial condition. If asset quality or capital levels deteriorate below thresholds prescribed by the Board, incentives would be reduced or eliminated.
Upon due consideration of these items, the Committee believes that the Company’s incentive plans are designed in such a way as to encourage executives to take only prudent levels of risk in the pursuit of strong performance on behalf of stockholders. Furthermore, it believes that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on its business or operations.
Peer Group Comparisons
Our peer group, which was recommended by McLagan as part of its services in 2013 and 2014 as discussed above, includes 19 publicly traded bank and thrift holding companies that range in asset size from $2.1 billion to $7.7 billion and are engaged in similar lines of business as us. The median size of the companies in this group was $3.0 billion in assets as of December 31, 2015 compared to our $2.2 billion in assets as of December 31, 2015. The criteria for asset size at the time of the peer group was selected in late 2013 was $1.5 billion to $5 billion. The Company was at the 44th percentile in terms of assets at the time the peer group was created.
The Company's peer group consisted of the following banks and thrift holding companies:

Company Name	Ticker	Total Assets as of December 31, 2015
		(In millions)
1st Source Corporation	SRCE	$5,187.9
Bank Mutual Corporation	BKMU	2,502.2
Enterprise Financial Services Corp.	EFSC	3,608.5
First Busey Corporation	BUSE	3,999.0
First Defiance Financial Corp.	FDEF	2,297.7
First Financial Corp.	THFF	2,979.6
First Merchants Corporation	FRME	6,761.0
German American Bancorp Inc.	GABC	2,373.7
Great Southern Bancorp Inc.	GSBC	4,104.2
Heartland Financial USA, Inc.	HTLF	7,694.8
Hills Bancorp	HBIA	2,493.6
Horizon Bancorp	HBNC	2,652.4
Independent Bank Corporation	IBCP	2,409.1
Lakeland Financial Corp.	LKFN	3,766.3
Mainsource Financial Group	MSFG	3,385.4
MidWest One Financial Group, Inc.	MOFG	2,980.0
Old Second Bancorp Inc.	OSBC	2,077.9
Peoples Bancorp Inc.	PEBO	3,259.0
QCR Holdings Inc.	QCRH	2,593.2

Anchor BanCorp Wisconsin Inc.	ABCW	$2,248.5

Discussion of Executive Compensation Components

Compensation Element	Purpose	Link to Performance	Fixed/Performance Based	Short/Long- Term Focus
Base Salary	Attracts and retains executives through market-competitive base pay	Based on individual performance	Fixed	Short-Term
Cash Incentives	Encourages achievement of strategic and financial performance metrics that drive near-term stockholder value
Quantitatively ties the executive’s compensation directly to factors that are judged important to the success of the Company and within each executive’s own sphere of influence. NEOs share common goals measuring profitability, ROAA, classified assets ratio goals and strategic initiatives
			Performance Based	Short-Term
Long-Term Incentive Awards	Aligns long-term interests of executives and stockholders while creating a retention incentive through multi-year vesting
Award amounts are based partially on the achievement of predefined quantitative Company performance goals and partially on the Board’s subjective evaluation of the achievement of predefined qualitative performance goals. Resulting awards are designed to maintain a link to the long-term interests of stockholders and emphasize long-term demonstrated financial performance through a tie to the Company’s stock price
			Performance Based	Long-Term
Other Compensation	Includes health and welfare benefits under employer-wide programs and executive perquisites, which are the same as those provided to all employees		Fixed	Short-Term
Base Salary
The Compensation Committee reviews salaries of the peer group, but always bases determinations on the qualifications, experience and performance of the individual executives and value of the position to the organization. Salary adjustments have historically coincided with the timing of periodic market compensation studies.
For 2015, no changes in base salary were made with the exception of a market-based increase for Mr. James implemented in December 2015.
The Board approved the following salaries:

Name	Annual Salary Rate
Chris M. Bauer	$500,000
William T. James (1)	160,000
Thomas G. Dolan	350,000
Martha M. Hayes	330,000
Scott M. McBrair	330,000
Mark D. Timmerman	200,000

(1)	Increased to $180,000 in December 2015.
Cash Incentives
The Company’s cash incentive plan is designed to motivate executives to achieve the Company’s annual corporate performance goals by tying a portion of compensation directly to factors that will create both short-term and long-term value to the Company’s stockholders.

During 2015, with the assistance of McLagan, the Board determined that quantitative performance measures of net income, ROAA, classified asset ratio and qualitative strategic performance measures that included capital planning, successful facility relocation and transition, implementation of efficiency improvements and regulatory compliance performance represented the best performance measures of the Company’s success on behalf of its stockholders, with the quantitative performance measures of net income, ROAA and classified asset ratio counting towards 75% of the overall corporate performance measurement in the cash incentive plan for executives as follows:

		2015 Performance Ranges
Measure	Weighting	Threshold	Target	Maximum	2015 Results
	(Dollars in thousands)
Quantitative Performance Measures
Net Income (1)	30%	$14,414	$18,017	$21,620	$50,722
Core ROAA (1)	20%	0.61%	0.76%	0.91%	0.85%
Classified Assets Ratio	25%	20%	17%	14%	19%

Strategic Performance Measures
Capital Planning/Strategy	5%	3.5%	5%	7.5%	7.5%
Successful Facility Relocation and Transition	5%	3.5%	5%	7.5%	7.5%
Efficiency Improvement/Initiatives	10%	7%	10%	15%	15%
Improved Regulatory Risk Rating Upgrade	5%	3.5%	5%	7.5%	7.5%

(1)
Quantitative Performance Measures and 2015 results are exclusive of the impact of the income tax benefit resulting from the reversal of substantially all of the Company’s net deferred tax asset valuation allowance and a one-time gain resulting from the sale of the Company’s Appleton Fox Valley Mall retail branch location.

The payouts for all NEOs are weighted 100% on achievement of corporate performance goals for awards pursuant to the Company’s cash incentive plan, with the exception of Mr. James whose payout is weighted 75% on corporate performance goals and 25% for business unit performance.
In 2015, the Committee approved that one-half of the annual cash incentive at the target payout level would be guaranteed to the executive and received in equal installments throughout the 2015 payroll year and one-third of the annual cash incentive at the target payout level would be guaranteed to the executive and received in equal installments throughout the 2016 payroll year. Beyond 2016, there is no guarantee of annual cash incentive to the executives.
Results
In December 2015 and again in February 2016, the Committee met and determined the degree to which the quantitative and strategic performance goals were achieved in 2015. The Committee recommended to the Board, and the Board approved, the following annual cash incentive payouts at 150% of target (i.e., at the maximum payout level). As noted above, one-half of the annual cash incentive payout at the target performance level was guaranteed and received by the executive during 2015; the balance was paid to the executive by December 31, 2015.

	Cash Incentive Award Opportunity as % of Salary			Actual 2015 Award
Name	Threshold	Target	Maximum	Percent	Amount
Chris M. Bauer	35.0%	50.0%	75.0%	75.0%	$375,000
William T. James	21.0	30.0	45.0	45.0	81,000
Thomas G. Dolan	28.0	40.0	60.0	60.0	210,000
Martha M. Hayes	25.0	35.0	52.5	52.5	173,250
Scott M. McBrair	25.0	35.0	52.5	52.5	173,250
Mark D. Timmerman	21.0	30.0	45.0	45.0	90,000

Long-term Incentives
The Company believes in structuring its compensation plans to reflect an appropriate balance between short-term incentive compensation that rewards management for maintaining strong current financial performance and long-term incentive compensation that rewards management for increases in the long-term underlying value of the Company. The Company also recognizes the importance of maintaining a stable and qualified management team to the long-term success of the institution. To support these objectives, the Company provides the executives with the opportunity to receive equity-based awards solely in the form of restricted stock.
Restricted stock rewards executives for long-term stock price increases and preserves alignment with stockholders throughout all stock price performance conditions, both above and below the price on the date of grant. The Board has established a three-year, pro-rata vesting period on all restricted stock awards to encourage the executive to remain a part of and contribute to the Company’s long-term success. In the event an executive leaves the Company’s employment prior to the completion of a vesting period, those shares are forfeited, except for special long-term equity incentive award granted in 2014 which award would fully vest in the situation of termination of an executive without cause. The Compensation Committee has adopted a general practice of providing long-term incentive awards to executives annually in conjunction with the payment of annual cash incentives and based on achievement of predefined quantitative and qualitative long-term incentive plan goals and the executive in the previous year, typically at the end of March of each year.
The Board approves annual long-term equity incentive awards to the executives based on formalized goal achievement and executive performance as determined by the Committee. The performance measurements used to determine the annual long-term equity incentive awards mirror the quantitative and qualitative performance measurements annually approved by the Board and used to determine annual cash incentives, presently and primarily, net income, ROAA and classified asset ratio. The performance measurements may change from year to year, depending on the Board’s direction to management to drive Company performance and stockholder value. In this way, the value ultimately delivered to executives through long-term equity incentive awards is based both on annual performance (determines value at grant) and long-term stock price performance (determines realizable value).
Results
The tables below show long-term equity incentive awards for fiscal 2014 performance, without regard to the non-performance based special 2014 awards of restricted stock, and approved long-term equity incentive awards for 2015 performance, the latter of which will be awarded at the end of March 2016. Both 2014 and 2015 performance was determined by the Committee and approved by the Board at the level of 150% of target opportunity (i.e., at the maximum performance level, consistent with the determination under the 2015 annual cash incentive program).
Total Long-Term Incentive Award Opportunity as Percent of Salary for Fiscal 2014 Results

Name	Threshold	Target	Maximum	Percent of Salary	# Restricted Shares	Grant Date (3/31/15) Fair Market Value
Chris M. Bauer	35.0%	50.0%	75.0%	75.0%	10,798	$375,015
William T. James	17.5	25.0	37.5	25.0	1,152	40,009
Thomas G. Dolan	28.0	40.0	60.0	60.0	6,047	210,012
Martha M. Hayes	25.0	35.0	52.5	52.5	4,989	173,268
Scott M. McBrair	25.0	35.0	52.5	52.5	4,989	173,268
Mark D. Timmerman	21.0	30.0	45.0	45.0	2,592	90,020

Total Long-Term Incentive Award Opportunity as Percent of Salary for Fiscal 2015 Results

Name	Threshold	Target	Maximum	Percent of Salary	Dollar Value of Award	# of Restricted Shares
Chris M. Bauer	35.0%	50.0%	75.0%	75.0%	$375,000	*
William T. James	21.0	30.0	45.0	45.0	81,000	*
Thomas G. Dolan	28.0	40.0	60.0	60.0	210,000	*
Martha M. Hayes	25.0	35.0	52.5	52.5	173,250	*
Scott M. McBrair	25.0	35.0	52.5	52.5	173,250	*
Mark D. Timmerman	21.0	30.0	45.0	45.0	90,000	*

*	To be determined based upon fair market value of share price on March 31, 2016.
Other Benefits and Perquisites
We offer various employee benefits to all of our employees on substantially comparable terms, including a 401(k) plan with employer matching contributions, medical, dental, vision, group life, accidental death and dismemberment and long-term disability insurance. We provide individual coverage to employees and their dependents, with the employee being responsible for a portion of the premium. In addition, solely for our CEO, we pay for his use of a Company-owned automobile. The Compensation Committee believes this benefit is appropriate and assists the executive in fulfilling his employment obligations.
Clawback Policies
The Company’s CEO and CFO are currently subject to the compensation recovery (“clawback”) provision set forth in Section 304 of the Sarbanes-Oxley Act, which provides that if an issuer “is required to prepare an accounting restatement due to material noncompliance of the issuer, as a result of misconduct, with any financial reporting requirement under the securities laws,” the CEO and CFO shall reimburse the issuer for any bonus or other incentive-based or equity-based compensation received, and any profits realized from the sale of the securities of the issuer, during the year following issuance of the original financial report.
In addition, the Compensation Committee intends to fully comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding this issue once rulemaking has been completed with respect to these provisions. Until formal guidance is available, the Compensation Committee will address any situation that may arise and determine the proper and appropriate course of action in fairness to stockholders and award recipients.
Employment Agreements and Change in Control Agreements
We are currently party to employment agreements or arrangements with our NEOs. These agreements or arrangements with the NEOs are customary in the banking industry and for public companies in general and we believe they are important for gaining assurances that the primary individuals responsible for leading us remain employed by and committed to the Company.
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
Chris M. Bauer
Chris M. Bauer has been retained as our President and Chief Executive Officer and Chief Executive Officer of the Bank since 2009. On September 5, 2014, we and the Bank entered into a three year employment agreement, retaining Mr. Bauer as President and Chief Executive Officer of each of us and the Bank through September 5, 2017. The employment agreement provides for a salary of $500,000 per year. As consideration for entering into the employment agreement, Mr. Bauer received a one-time signing bonus of $100,000. If Mr. Bauer voluntarily resigns, he is required to provide the Bank with thirty days advance written notice. If he resigns, he will be entitled to receive only his base salary and benefits as accrued through the effective date of such resignation and will forfeit any unpaid bonuses and any unaccrued or nonvested benefits. Upon termination of employment for cause, Mr. Bauer is entitled to receive only compensation or benefits accrued prior to his termination date. Upon termination of employment other than for cause, death or disability, Mr. Bauer is entitled to receive, (i) immediate vesting of all awards of restricted stock granted under the Anchor BanCorp Wisconsin Inc. 2014 Omnibus Incentive Plan, (ii) compensation or benefits accrued prior to his termination date, (iii) an amount equal to two times the aggregate of

(x) the then current base salary per annum and (y) Mr. Bauer’s target annual bonus payout value for the calendar year in which Mr. Bauer’s employment terminates and (iv) payment or reimbursement of monthly premiums for COBRA continuation coverage for Mr. Bauer and the members of his family who are qualified beneficiaries for eighteen months following his employment termination date. If the Office of the Comptroller of the Currency (“OCC”) or Federal Deposit Insurance Company (“FDIC”) requires Mr. Bauer’s agreement to be terminated, all our obligations and obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. Bauer’s agreement to be suspended, our obligations and the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Bauer shall receive all compensation withheld during the suspension.
In the event of a change in control, Mr. Bauer’s employment agreement, other than Appendix A, shall lapse and the provisions of Appendix A will apply in its place. Under Appendix A, Mr. Bauer will enter into a new, three-year term of employment commencing on the date of a change in control. Appendix A provides that Mr. Bauer will receive (i) an annual base salary of not less than twelve times his highest monthly base salary for the twelve-month period immediately preceding the month in which the change in control occurs, (ii) the immediate vesting of any restricted stock, (iii) the immediate vesting of any stock options, (iv) the payment of any performance awards granted to him pursuant to the long-term incentive plan, on a pro-rated basis and (v) an amount equal to his annual incentive target bonus for the year in which the change in control occurs. In the event that his employment is terminated during the three year period following a change in control, he will receive (i) 2.99 times the sum of (x) his annual base salary plus (y) his annual incentive bonus, (ii) outplacement services, to be provided by a nationally recognized executive placement firm, until the end of the first calendar year following the calendar year in which the termination occurs, provided that the cost shall not exceed 5% of his annual base salary (iii) life insurance, medical and dental coverage for the duration of the three-year period following a change in control, or until he becomes covered under new employment and (iv) the immediate vesting of any benefits under his retirement plans that include vesting provisions to the extent permitted without jeopardizing the tax-qualified status or legal compliance of such plans.
William T. James
William T. James is the Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank. Effective September 3, 2014, we and the Bank entered into a two year employment agreement, replacing the ongoing terms of a prior arrangement. Per the agreement, Mr. James receives a salary of $160,000 per year, which amount was increased to $180,000 per year in December 2015. Upon termination of employment for cause, or due to Mr. James voluntarily terminating his employment other than for good reason (as defined in the employment agreement), Mr. James is entitled to receive only accrued benefits. Upon termination of employment without cause or by Mr. James for good reason, (i)  he will receive an amount equal to the aggregate of (x) Mr. James’s then current base salary per annum and (y) Mr. James’s target annual bonus payout value for the calendar year in which Mr. James’s employment terminates, and (ii) he will also be entitled to payment or reimbursement of monthly premiums for COBRA continuation coverage for Mr. James and the members of his family who are qualified beneficiaries for eighteen months following his employment termination date. If the OCC or FDIC requires Mr. James’s agreement to be terminated, all of our obligations and the obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. James’s agreement to be suspended, our obligations and the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. James shall receive all compensation withheld during the suspension.
In the event of a change in control, Mr. James will continue to be employed for a period of two years from the date of the change in control. During this period, Mr. James will receive (i) an annual base salary of not less than twelve times his highest monthly base salary for the twelve-month period immediately preceding the month in which the change in control occurs, (ii) the immediate vesting of any restricted stock, (iii) the immediate vesting of any stock options, (iv) the payment of any performance awards granted to him pursuant to the long-term incentive plan, on a pro-rated basis and (v) an amount equal to his annual incentive target bonus for the year in which the change in control occurs. In the event that his employment is terminated during the two year period following a change in control, he will receive (i) two times the sum of (x) his annual base salary plus (y) his annual incentive bonus, (ii) outplacement services, to be provided by a nationally recognized executive placement firm, until the end of the first calendar year following the calendar year in which the termination occurs, provided that the cost shall not exceed 5% of his annual base salary (iii) life insurance, medical and dental coverage for the duration of the three year period following a change in control, or until he becomes covered under new employment and (iv) the immediate vesting of any benefits under his retirement plans that include vesting provisions to the extent permitted without jeopardizing the tax-qualified status or legal compliance of such plans.
Thomas G. Dolan
Thomas G. Dolan is our Executive Vice President and Chief Operating Officer and the Bank’s Executive Vice President and Chief Operating Officer. Effective September 3, 2014, we and the Bank entered into a two year employment agreement, replacing the ongoing terms of a prior arrangement. Mr. Dolan will receive a salary of $350,000 per year. Upon termination of employment for cause, or due to Mr. Dolan voluntarily terminating his employment other than for good reason, Mr. Dolan is entitled to receive only accrued benefits. Upon termination of employment without cause or by Mr. Dolan for good reason (as defined in the employment agreement), (i) the special 2014 award of restricted stock under the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan will become fully vested upon the effective date of Mr. Dolan’s termination of employment, (ii) he will receive an amount equal to the aggregate of (x) Mr. Dolan’s then current base salary per annum and (y) Mr. Dolan’s target annual bonus payout value for the calendar year in which Mr. Dolan’s employment terminates, and (iii) he will also be entitled to payment or reimbursement of monthly premiums for COBRA continuation coverage for Mr. Dolan and the members of his family who are qualified beneficiaries for eighteen months following his employment termination date. If the OCC or FDIC requires Mr. Dolan’s agreement to be terminated, all of our obligations and the obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. Dolan’s agreement to be suspended, our obligations and the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Dolan shall receive all compensation withheld during the suspension.
In the event of a change in control, Mr. Dolan will continue to be employed for a period of two years from the date of the change in control. During this period Mr. Dolan will receive (i) an annual base salary of not less than twelve times his highest monthly base salary for the twelve-month period immediately preceding the month in which the change in control occurs, (ii) the immediate vesting of any restricted stock, (iii) the immediate vesting of any stock options, (iv) the payment of any performance awards granted to him pursuant to the long-term incentive plan, on a pro-rated basis and (v) an amount equal to his annual incentive target bonus for the year in which the change in control occurs. In the event that his employment is terminated during the two year period following a change in control, he will receive (i) two times the sum of (x) his annual base salary plus (y) his annual incentive bonus, (ii) outplacement services, to be provided by a nationally recognized executive placement firm, until the end of the first calendar year following the calendar year in which the termination occurs, provided that the cost shall not exceed 5% of his annual base salary (iii) life insurance, medical and dental coverage for the duration of the three year period following a change in control, or until he becomes covered under new employment and (iv) the immediate vesting of any benefits under his retirement plans that include vesting provisions to the extent permitted without jeopardizing the tax-qualified status or legal compliance of such plans.
Martha M. Hayes
Martha M. Hayes is the Bank’s Executive Vice President-Chief Risk Officer. Effective September 5, 2014, we and the Bank entered into a two year employment agreement, replacing the ongoing terms of a prior arrangement.  Ms. Hayes will receive a salary of $330,000 per year. Upon termination of employment for cause, or due to Ms. Hayes voluntarily terminating her employment other than for good reason (as defined in the employment agreement), Ms. Hayes is entitled to receive only accrued benefits. Upon termination of employment without cause or by Ms. Hayes for good reason, (i) the special 2014 award of restricted stock under the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan will become fully vested upon the effective date of Ms. Hayes’ termination of employment, (ii) she will receive an amount equal to the aggregate of (x) Ms. Hayes’ then current base salary per annum and (y) Ms. Hayes’ target annual bonus payout value for the calendar year in which Ms. Hayes’ employment terminates, and (iii) she will also be entitled to payment or reimbursement of monthly premiums for COBRA continuation coverage for Ms. Hayes and the members of her family who are qualified beneficiaries for eighteen months following her employment termination date. If the OCC or FDIC requires Ms. Hayes’ agreement to be terminated, all of our obligations and the obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Ms. Hayes’ agreement to be suspended, our obligations and the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Ms. Hayes shall receive all compensation withheld during the suspension.
In the event of a change in control, Ms. Hayes will continue to be employed for a period of two years from the date of the change in control. During this period, Ms. Hayes will receive (i) an annual base salary of not less than twelve times her highest monthly base salary for the twelve-month period immediately preceding the month in which the change in control occurs, (ii) the immediate vesting of any restricted stock, (iii) the immediate vesting of any stock options, (iv) the payment of any performance awards granted to her pursuant to the long-term incentive plan, on a pro rated basis and (v) an amount equal to her annual incentive target bonus for the year in which the change in control occurs. In the event that her employment is terminated during the two year period following a change in control, she will receive (i) two times the sum of (x) her annual base salary plus (y) her annual incentive bonus, (ii) outplacement services, to be provided by a nationally recognized executive placement firm, until the end of the first calendar year following the calendar year in which the termination occurs, provided that the cost shall not exceed 5% of her annual base salary (iii) life insurance, medical and dental coverage for the duration of the three year period following a change in control, or until she becomes covered under new employment and (iv) the immediate vesting of any benefits under her retirement plans that include vesting provisions to the extent permitted without jeopardizing the tax-qualified status or legal compliance of such plans.

Scott M. McBrair
Scott M. McBrair is the Bank’s Executive Vice President-Chief Retail Banking Officer. Effective September 5, 2014, we and the Bank entered into a two year employment agreement, replacing the ongoing terms of a prior arrangement. Mr. McBrair will receive a salary of $330,000 per year. Upon termination of employment for cause, or due to Mr. McBrair voluntarily terminating his employment other than for good reason (as defined in the employment agreement), Mr. McBrair is entitled to receive only accrued benefits. Upon termination of employment without cause or by Mr. McBrair for good reason, (i) the special 2014 award of restricted stock under the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan will become fully vested upon the effective date of Mr. McBrair’s termination of employment, (ii) he will receive an amount equal to the aggregate of (x) Mr. McBrair’s then current base salary per annum and (y) Mr. McBrair’s target annual bonus payout value for the calendar year in which Mr. McBrair’s employment terminates, and (iii) he will also be entitled to payment or reimbursement of monthly premiums for COBRA continuation coverage for Mr. McBrair and the members of his family who are qualified beneficiaries for eighteen months following his employment termination date. If the OCC or FDIC requires Mr. McBrair’s agreement to be terminated, all of our obligations and the obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. McBrair’s agreement to be suspended, our obligations and the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. McBrair shall receive all compensation withheld during the suspension.
In the event of a change in control, Mr. McBrair will continue to be employed for a period of two years from the date of the change in control. During this period, Mr. McBrair will receive (i) an annual base salary of not less than twelve times his highest monthly base salary for the twelve-month period immediately preceding the month in which the change in control occurs, (ii) the immediate vesting of any restricted stock, (iii) the immediate vesting of any stock options, (iv) the payment of any performance awards granted to him pursuant to the long-term incentive plan, on a pro-rated basis and (v) an amount equal to his annual incentive target bonus for the year in which the change in control occurs. In the event that his employment is terminated during the two year period following a change in control, he will receive (i) two times the sum of (x) his annual base salary plus (y) his annual incentive bonus, (ii) outplacement services, to be provided by a nationally recognized executive placement firm, until the end of the first calendar year following the calendar year in which the termination occurs, provided that the cost shall not exceed 5% of his annual base salary (iii) life insurance, medical and dental coverage for the duration of the three year period following a change in control, or until he becomes covered under new employment and (iv) the immediate vesting of any benefits under his retirement plans that include vesting provisions to the extent permitted without jeopardizing the tax-qualified status or legal compliance of such plans.
Mark D. Timmerman
Mark D. Timmerman is our Secretary and Executive Vice President-General Counsel and the Bank’s Secretary and Executive Vice President-General Counsel. Effective September 5, 2014, we and the Bank entered into a two year employment agreement, replacing the ongoing terms of a prior arrangement. Mr. Timmerman will receive a salary of $200,000 per year. Upon termination of employment for cause, or due to Mr. Timmerman voluntarily terminating his employment other than for good reason (as defined in the employment agreement), Mr. Timmerman is entitled to receive only accrued benefits. Upon termination of employment without cause or by Mr. Timmerman for good reason, (i) the special 2014 award of restricted stock under the Anchor Bancorp Wisconsin Inc. 2014 Omnibus Incentive Plan will become fully vested upon the effective date of Mr. Timmerman’s termination of employment, (ii) he will receive an amount equal to the aggregate of (x) Mr. Timmerman’s then current base salary per annum and (y) Mr. Timmerman’s target annual bonus payout value for the calendar year in which Mr. Timmerman’s employment terminates, and (iii) he will also be entitled to payment or reimbursement of monthly premiums for COBRA continuation coverage for Mr. Timmerman and the members of his family who are qualified beneficiaries for eighteen months following her employment termination date. If the OCC or FDIC requires Mr. Timmerman’s agreement to be terminated, all of our obligations and the obligations of the Bank shall be terminated, except with respect to any previously vested rights. If the OCC or FDIC requires Mr. Timmerman’s agreement to be suspended, our obligations and the Bank’s obligations shall be suspended; provided that if the suspension is lifted or charges dismissed, Mr. Timmerman shall receive all compensation withheld during the suspension.
In the event of a change in control, Mr. Timmerman will continue to be employed for a period of two years from the date of the change in control. During this period Mr. Timmerman will receive (i) an annual base salary of not less than twelve times his highest monthly base salary for the twelve-month period immediately preceding the month in which the change in control occurs, (ii) the immediate vesting of any restricted stock, (iii) the immediate vesting of any stock options, (iv) the payment of any performance awards granted to him pursuant to the long-term incentive plan, on a pro-rated basis and (v) an amount equal to his annual incentive target bonus for the year in which the change in control occurs. In the event that his employment is terminated during the two year period following a change in control, he will receive (i) two times the sum of (x) his annual base salary plus (y) his annual incentive bonus, (ii) outplacement services, to be provided by a nationally recognized executive placement firm, until the end of the first calendar year following the calendar year in which the termination occurs, provided that the cost shall not exceed 5% of his annual base salary (iii) life insurance, medical and dental coverage for the duration of the three year period following a change in control, or until he becomes covered under new employment and (iv) the immediate vesting of any benefits under his retirement plans that include vesting provisions to the extent permitted without jeopardizing the tax-qualified status or legal compliance of such plans.
Security Ownership Guidelines
The Committee has not established any stock ownership guidelines for the NEOs and other senior officers or for the Company’s outside directors.
Tax and Accounting Considerations
In connection with making decisions on executive compensation, the Compensation Committee takes into account the provisions of Section 162(m) of the Internal Revenue Code, which for certain executive officers limits to $1.0 million the amount of annual compensation that may be deducted by the Company for federal income tax purposes unless certain conditions are met. Although the Committee intends to preserve the deductibility of compensation to the extent consistent with the intent and spirit of the Company’s overall compensation policy, it awards nondeductible compensation as it deems appropriate.
Likewise, the Committee has considered the accounting and other tax implications of all aspects of the compensation program for its executive officers. While accounting and other tax considerations do not dictate compensation decisions, the compensation program is designed to achieve the most favorable accounting and other tax treatment consistent with the intent and spirit of the compensation plan design.

Executive Compensation
The following table sets forth a summary of certain information concerning the compensation awarded to or paid by us or our subsidiaries for services rendered in all capacities during the last year to the NEOs, together with their compensation for 2014 and the two fiscal years ending in 2013:
SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (6)	Total
Chris M. Bauer	Dec-15	$500,000	$125,000	$375,015	$448,333	$27,321	$1,475,669
President and Chief Executive Officer of the Company and the Bank	Dec-14	500,000	266,668	785,625	—	15,511	1,567,804
	Dec-13	500,000	—	—	—	13,542	513,542
	Mar-13	615,000	—	—	—	17,384	632,384
William T. James (5)	Dec-15	161,667	—	40,009	151,080	10,329	363,085
Senior Vice President—Chief Financial Officer and Treasurer of the Company and the Bank	Dec-14	151,333	—	31,425	22,000	4,450	209,208
	Dec-13	31,946	—	—	—	—	31,946
Thomas G. Dolan (5)	Dec-15	350,000	70,000	210,012	251,067	30,424	911,503
Executive Vice President—Chief Operating Officer of the Company and the Bank	Dec-14	350,000	93,333	377,100	—	8,546	828,979
	Dec-13	303,500	—	—	—	509	304,009
	Mar-13	358,750	—	—	—	454	359,204
Martha M. Hayes	Dec-15	330,000	57,750	173,268	207,130	29,974	798,122
Executive Vice President—Chief Risk Officer of the Bank	Dec-14	330,000	77,000	377,100	—	8,782	792,882
	Dec-13	313,500	—	—	—	5,080	318,580
	Mar-13	400,500	—	—	—	3,743	404,243
Scott M. McBrair	Dec-15	330,000	57,750	173,268	207,130	23,379	791,527
Executive Vice President—Chief Retail Banking Officer of the Bank	Dec-14	330,000	77,000	377,100	—	9,853	793,953
	Dec-13	303,500	—	—	—	5,360	308,860
	Mar-13	358,750	—	—	—	3,231	361,981
Mark D. Timmerman	Dec-15	200,000	30,000	90,020	107,600	9,688	437,308
Executive Vice President— Secretary and General Counsel of the Company and the Bank	Dec-14	200,000	40,000	188,550	—	7,471	436,021
	Dec-13	180,000	—	—	—	5,692	185,692
	Mar-13	267,500	—	51,793	—	2,440	321,733

(1)	On December 18, 2013, the Board approved a change in the Company’s fiscal year end from March 31 to December 31. Compensation and benefit totals herein reflect nine months ended December 31, 2013.

(2)
The 2015 amounts listed above include 50% of the guaranteed annual incentive plan bonus paid in 2015 for calendar 2015 performance. The 2014 amounts listed above include $100,000 Employment Agreement signing bonus and $166,668 guaranteed portion of 2014 cash incentive that was paid in 2014 for Mr. Bauer; $93,333 guaranteed portion of 2014 cash incentive that was paid in 2014 for Mr. Dolan; $77,000 guaranteed portion of 2014 cash incentive that was paid in 2014 for Ms. Hayes; $77,000 guaranteed portion of 2014 cash incentive that was paid in 2014 for Mr. McBrair; and $40,000 guaranteed portion of 2014 cash incentive that was paid in 2014 for Mr. Timmerman.

(3)
The 2015 and 2014 amounts reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718, of restricted stock awarded under our 2014 Omnibus Incentive Plan. Previous years include prior plans which have terminated. The assumptions used in the calculation of these amounts are included in note 12 to the audited consolidated financial statements included in the Original Form 10-K.

(4)	The amounts listed above include the remainder of the annual incentive plan bonus in excess of the 50% guaranteed amount for calendar 2015 performance paid in 2015 and 2014 performance paid in 2015.

(5)
Effective September 3, 2014, the Board appointed Mr. Dolan as Executive Vice President and Chief Operating Officer of the Company and the Bank. Mr. William T. James was also appointed as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank.

(6)	The amounts listed above for 2015 include Company contributions to the AnchorBank 401(k) Plan ($10,439 for Ms.

Hayes), life insurance premiums paid by the Company, the imputed personal use of hotel costs while working at headquarters for all executives other than Mr. Timmerman and, for Mr. Bauer, the imputed personal use of Company-owned vehicles.
Grant of Plan-Based Awards
The following table sets forth information about any plan-based awards to our named executive officers during 2015:

	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards (1)
Name	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date (3/31/15) Fair Market Value
Chris M. Bauer	$175,000	$250,000	$375,000	$175,000	$250,000	$375,000	$375,015
William T. James	37,800	54,000	81,000	37,800	54,000	81,000	40,009
Thomas G. Dolan	98,000	140,000	210,000	98,000	140,000	210,000	210,012
Martha M. Hayes	80,850	115,500	173,250	80,850	115,500	173,250	173,268
Scott M. McBrair	80,850	115,500	173,250	80,850	115,500	173,250	173,268
Mark D. Timmerman	42,000	60,000	90,000	42,000	60,000	90,000	90,020

(1)	Expressed in dollars but would be awarded in equivalent value of shares of Company stock according to the fair market value of the stock on the date of grant.
Outstanding Equity Awards at Year-End
The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2015:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
Chris M. Bauer	23,298	$1,013,929
William T. James	2,152	93,655
Thomas G. Dolan	18,047	785,405
Martha M. Hayes	16,989	739,361
Scott M. McBrair	16,989	739,361
Mark D. Timmerman	8,592	373,924

(1)	Closing price as of December 31, 2015 was $43.52.
Option Exercises and Stock-Vested
The following table sets forth certain information with respect to restricted stock awards vested for the named executive officers during the year ended December 31, 2015:

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized On Vesting
Chris M. Bauer	12,500	$261,875
William T. James	500	10,475
Thomas G. Dolan	6,000	125,700
Martha M. Hayes	6,000	125,700
Scott M. McBrair	6,000	125,700
Mark D. Timmerman	3,000	62,850

(1)	Award vested on December 31, 2015 for Mr. Bauer and on March 31, 2015 for Mr. James, Mr. Dolan, Ms. Hayes, Mr. McBrair and Mr. Timmerman.

TERMINATION AND CHANGE IN CONTROL PAYMENTS AND BENEFITS
The following table describes the potential payments to the NEOs upon an assumed termination of employment or a change in control as of December 31, 2015. For an explanation of amounts payable to the NEOs in connection with the Company’s contemplated merger with Old National Bancorp, refer to the Preliminary Proxy Statement and Prospectus dated February 17, 2016 (which is subject to completion) as filed by Old National Bancorp on SEC Form S-4. In the event any payments to the NEOs would exceed the amount that could be received without the imposition of an excise tax under Section 4999 of Code, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the greater of (i) the dollar amount which can be paid to the NEOs without triggering an excise tax under Section 4999 of the Code, or (ii) the after-tax amount payable to the executive after taking into account any excise tax imposed under Section 4999 of the Code on the total payments; the amounts shown in the table below are without regard to any such reduction (if applicable) and as such the actual amounts payable might have been less than those shown below:

Name	Chris M. Bauer	William T. James	Thomas G. Dolan	Martha M. Hayes	Scott M. McBrair	Mark D. Timmerman
Death or Disability
Cash Severance (1)	$250,000	$—	$—	$—	$—	$—
Early Vesting of Restricted Shares (2)	1,013,929	93,655	785,405	739,361	739,361	373,924
Benefits Continuation (3)	—	—	—	—	—	—
Total (4)	$1,263,929	$93,655	$785,405	$739,361	$739,361	$373,924

Without Cause (5); For Good Reason (6)
Cash Severance (1)	$1,750,000	$—	$—	$—	$—	$—
Early Vesting of Restricted Shares (2)	1,013,929	93,655	785,405	739,361	739,361	373,924
Benefits Continuation (3)	17,172	—	—	—	—	—
Total (4)	$2,781,101	$93,655	$785,405	$739,361	$739,361	$373,924

For Cause (5); Voluntary Resignation
Cash Severance (1)	$—	$—	$—	$—	$—	$—
Early Vesting of Restricted Shares (2)	—	—	—	—	—	—
Benefits Continuation (3)	—	—	—	—	—	—
Total (4)	$—	$—	$—	$—	$—	$—

Change in Control, no Termination (7)
Cash Severance (1)	$250,000	$54,000	$140,000	$115,500	$115,500	$60,000
Early Vesting of Restricted Shares (2)	1,013,929	93,655	785,405	739,361	739,361	373,924
Benefits Continuation (3)	—	—	—	—	—	—
Total (4)	$1,263,929	$147,655	$925,405	$854,861	$854,861	$433,924

Change in Control, Termination Without Cause or For Good Reason (7)
Cash Severance (1)	$2,625,000	$522,000	$1,120,000	$1,006,500	$1,006,500	$580,000
Early Vesting of Restricted Shares (2)	1,013,929	93,655	785,405	739,361	739,361	373,924
Benefits Continuation (3)	59,344	66,244	40,080	75,108	75,108	67,574
Total (4)	$3,698,273	$681,899	$1,945,485	$1,820,969	$1,820,969	$1,021,498

(1)
For the purposes of this section annual cash compensation is defined as the executive’s annual base salary plus the greater of the executives target bonus or the actual annual incentive bonus received for the fiscal year prior.

Upon Death or Disability, Mr. Bauer is entitled to receive a portion of his target annual cash incentive bonus in effect for the fiscal year of such termination, pro rated to reflect the number of days that have elapsed during the fiscal year through the effective date of such termination.
For Termination Without Cause or By Executive for Good Reason, Mr. Bauer would receive an amount equal to (2) times his annual cash compensation.
With Change in Control and No Termination, all executives would receive an amount equal to the executive’s annual incentive target bonus for the fiscal year in which the Change in Control of the Company occurs.
For a Change in Control followed by Termination Without Cause or By Executive for Good Reason, Mr. Bauer would receive his annual cash compensation times three (3). The other executives would receive their annual cash compensation times two (2).

(2)
Under each named executive officer’s award agreement, unvested equity would accelerate upon Death or Disability, Termination Without Cause or Change in Control. The value of equity acceleration is based on the market price of $43.52 as of December 31, 2015.

(3)
Other Benefits consist of value of continuation of group life, medical and dental coverage plus outplacement benefits capped at 5% of base salary, respectively, for each executive. For Mr. Bauer, under Termination Without Cause and By Executive For Good Reason represents continuation of benefits for 18 months. For executives in the case of Change in Control and Termination Without Cause or By Executive for Good Reason, represents continuation of benefits for three (3) years for Mr. Bauer and two (2) years for the other executives.

(4)
The total amounts shown exclude the following: (a) the value of the vested benefits under our 401(k) Plan, which amounted to $217,682 for Mr. Bauer, $16,909 for Mr. James, $65,236 for Mr. Dolan, $160,601 for Ms. Hayes, $134,350 for Mr. McBrair and $361,204 for Mr. Timmerman, and (b) earned but unpaid salary and reimbursable expenses. If the executive had died as of December 31, 2015, his or her beneficiaries or estate would have received life insurance proceeds of approximately $600,000 for Mr. Bauer, $174,000 for Mr. James, $500,000 for Mr. Dolan, $500,000 for Ms. Hayes, $407,000 for Mr. McBrair and $429,000 for Mr. Timmerman.

(5)
"Cause” is defined as: (i) the engaging by the Executive in intentional conduct that the Employer establishes, by clear and convincing evidence, has caused demonstrable and serious financial injury to the Employer, as evidenced by a determination in a binding and final judgment, order or decree of a court or administrative agency of competent jurisdiction, in effect after exhaustion or lapse of all rights of appeal, in an action, suit or proceeding, whether civil, criminal, administrative or investigative; (ii) conviction of a felony (as evidenced by binding and final judgment, order or decree of a court of competent jurisdiction, in effect after exhaustion of all rights of appeal); or (iii) continuing willful and unreasonable refusal by the Executive to perform the Executive’s duties or responsibilities (unless significantly changed without the Executive’s consent).

(6)
The term “Good Reason” generally means a reduction in job duties, relocation of more than 50 miles or reduction in compensation or benefits. The Board approved the acceleration of vesting of the special long-term equity incentive under this scenario.

(7)
A “Change in Control” means a change in the ownership of the Bank or the Company, a change in the effective control of the Bank or the Company or a change in the ownership of a substantial portion of the assets of the Bank or the Company, in each case as provided under Section 409A of the Code and the regulations thereunder.

Compensation of Directors
The method of compensating our Directors provides for the following: annual cash retainer of $20,000, payable quarterly; annual Board Chair retainer of $25,000, payable quarterly; annual equity grant with an economic value of $20,000, vesting on March 31 of the year following; Board meeting attendance fees for Directors serving on both the Company and Bank boards of $1,000 per meeting; committee meeting attendance fees of $500 per meeting; annual Audit Committee Chair retainer of $7,200, payable quarterly; annual Compensation Committee Chair retainer of $5,000, payable quarterly; and special meeting compensation of $500 per meeting for telephonic meetings or $1,000 for in person meetings if special meetings exceed two per year.
The following table sets forth information concerning compensation paid or accrued by the Company and the Bank to each member of the board of directors during the year ending December 31, 2015. Mr. Chris M. Bauer has been omitted from the table below as his compensation is fully reported in the Summary Compensation Table on Page 19.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Nonqualified Deferred Compensation Earnings (3)	Total
Richard A. Bergstrom	$32,000	$20,004	—	$52,004
Holly L. Cremer	27,500	20,004	—	47,504
Bradley E. Cooper (4)	26,000	20,004	—	46,004
Martin S. Freidman	26,000	20,004	—	46,004
David L. Omachinski	66,700	20,004	2,218	88,922
Pat Richter	39,000	20,004	—	59,004

(1)	Includes meeting, committee and board and committee chairmanship fees.

(2)
The assumptions used in the calculation of these amounts are included in note 12 to the audited consolidated financial statements included in the Original Form 10-K. The following table sets forth the number of restricted shares held by the respective directors as of December 31, 2015:

Name	Number of Securities Underlying Stock Awards
Richard A. Bergstrom	576
Holly L. Cremer	576
Bradley E. Cooper	576
Martin S. Freidman	576
David L. Omachinski	576
Pat Richter	576

(3)	Reflects interest paid on Mr. Omachinski’s deferred compensation plan from Fox Cities Bank, which was acquired by the Company in 1999.

(4)	Fees and stock awards are paid to Capital Z Partners III, L.P., not Mr. Cooper.
Compensation Committee Interlocks, Insider Participation and Banking Interlocks
No member of the Compensation Committee serves as an officer or employee of the Company. None of the Company’s executive officers serve as a member of the Compensation Committee of any other company that has an executive officer serving as a member of the Board. None of the Company’s executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member the Company’s Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table includes certain information as to the common stock beneficially owned as of March 22, 2016, by (i) the only persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who or which were known by us to be the beneficial owners of more than 5% of the issued and outstanding common stock, (ii) the directors of the Company, (iii) the executive officers of the Company who are named in the Summary Compensation Table on Page 19 and (iv) all directors and executive officers of the Company and the Bank as a group:

	Common Stock Beneficially Owned (1) (2)
Name of Beneficial Owner	Shares	Percent
Named Executive Officers and Directors:
Chris M. Bauer	95,789	1.00%
Holly Cremer	6,576	0.07
Richard A. Bergstrom	16,576	0.17
Bradley E. Cooper (3)	879,376	9.16
Martin S. Friedman (4)	857,042	8.93
William T. James	2,652	0.03
David L. Omachinski	26,576	0.28
Pat Richter	6,576	0.07
Thomas G. Dolan	44,047	0.46
Martha M. Hayes	35,489	0.37
Scott McBrair	32,989	0.34
Mark D. Timmerman	24,092	0.25
All directors and executive officers of the Company as a group (12 persons)	2,027,780	21.13
Other 5% or Greater Stockholders:
Bridge Equities III, LLC (3)	857,042	8.93
5425 Wisconsin Avenue, Suite 701
Chevy Chase, MD 20815
Capital Z Partners III, L.P. (4)	879,376	9.16
142 West 57th Street, 3rd Floor
New York, NY 10019
Castle Creek Capital Partners V, LP (5)	877,800	9.15
6051 El Tordo
P.O. Box 1329
Rancho Santa Fe, CA 92067
EJF Capital LLC (6)	877,800	9.15
2107 Wilson Blvd.
Arlington, VA 22201
Wellington Management Company LLP (7)	877,800	9.15
280 Congress Street
Boston, MA 02210

(1)
For purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to beneficially own shares of common stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a director has sole voting power and sole investment power with respect to the indicated shares. Includes all restricted stock granted but not yet vested pursuant to our 2014 Omnibus Equity Incentive Plan, the second third of which vested for Mr. Bauer on December 31, 2015 with the remaining one-third vesting on December 31 2016, while all other executives will vest their second third of the restricted stock award on March 31, 2016, with the remaining one-third vesting on March 31, 2017. For the directors, all outstanding 576 share restricted stock awards will vest in full on March 31, 2016. We currently have no convertible securities or securities exercisable for common stock outstanding. To our knowledge, all persons identified in the above table have voting and investment power with respect to their shares of common stock.

(2)
Includes shares held directly, in retirement accounts or by members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers.

(3)
Bridge Equities III, LLC (“Bridge”) is the record owner of 802,966 shares of our common stock. FJ Capital Long/Short Equity Fund LLC (“FJ Fund”) is the record owner of 48,500 shares of our common stock. Martin S. Friedman is the record owner of 4,000 shares of our common stock. Bridge and Mr. Friedman’s holdings reflect the 576 shares granted to Mr. Friedman as a part of his director compensation which will vest on March 31, 2016. FJ Fund, FJ Capital Management, LLC (“FJ Management”), Martin S. Friedman, Bridge, SunBridge Manager, LLC (“SBM”), SunBridge Holdings, LLC (“SBH”) and Realty Investment Company, Inc. (“Realty”) may be deemed to constitute a “group” for purposes of Section 13(d) of the Exchange Act and the rules promulgated thereunder. FJ Fund shares voting and dispositive power over the shares held by it with FJ Management, as managing member of FJ Fund, and Mr. Friedman, as managing member of FJ Management. Bridge shares voting power over the shares held by it with SBM, as managing member of Bridge; SBH, as managing member of SBM; Realty, as manager of SBH; FJ Management, as sub-investment advisor of Bridge; and Mr. Friedman, as managing member of FJ Management.

(4)
Capital Z Partners III, L.P. (“Cap Z III”) is the record holder of 879,376 shares of our common stock. Cap Z III is a Cayman Islands limited partnership formed to invest in securities of insurance, financial services and healthcare service companies and other related businesses. Capital Z Partners III GP, L.P. is a Cayman Islands limited partnership, the principal business of which is serving as the sole general partner of Cap Z III. Capital Z Partners III GP, Ltd. is a Cayman Islands exempt company, the principal business of which is serving as the sole general partner of Capital Z Partners III GP, L.P. Each of Capital Z Partners III GP, L.P. and Capital Z Partners III GP, Ltd. has disclaimed beneficial ownership of the shares of our common stock held by Cap Z III. Bradley E. Cooper is a founding partner of the Capital Z family of funds. Reflects 576 shares granted as a part of Mr. Cooper’s service as a director of the Company, which will vest on March 31, 2016.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Our directors, officers and employees, including those of our subsidiaries, are permitted to borrow from the Bank in accordance with the requirements of federal and state law. All loans made by the Bank to directors and executive officers or their related interests must be and have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and shall not involve and have not involved more than the normal risk of collectability or present other unfavorable features.

Mr. Bergstrom, a director on our Board, has a line of credit with the Bank that was entered into on December 23, 2002 in the amount of $300,000 with an applicable interest rate of 5%. For the year ended December 31, 2015, there were no amounts outstanding under this line of credit. In addition, Mr. McBrair, our Chief Retail Banking Officer, has a loan with the Bank that was entered into on March 21, 2012 in the amount of $47,000 with an applicable interest rate of 3.59%.
Independence of Directors
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

•
A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee is not “independent” until three years after the end of such service or the employment relationship; and

•
A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a charity to which we donate or a company that makes payments to, or received payments from, us for property or services in an amount which, in any single year, exceeds the greater of $200,000 or 5% of such other charity’s or company’s consolidated gross revenues, is not “independent” until three years after falling below such threshold.

Based on its review of the independence of directors, our Board has determined that each member of the Board, except Mr. Bauer, meets the aforementioned independence standards. Mr. Bauer does not meet the aforementioned independence standards because he is the President and Chief Executive Officer of the Company and of the Bank.
The independent directors regularly meet in executive session without Mr. Bauer.

Item 14.	Principal Accountant Fees and Services
The Audit Committee selects the Company’s independent registered public accounting firm and pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter and policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. Pursuant to its charter, the Audit Committee pre-approves certain audit-related services and certain tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The pre-approval requirements do not apply to certain services if: (i) the aggregate amount of such services provided to the Company constitutes not more than $15,000 per occurrence or $50,000 in total during the year in which the services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be other services; and (iii) such services are promptly brought to the attention of the committee and approved by the committee or by one or more members of the committee to whom authority to grant such approvals has been delegated by the committee prior to the completion of the audit.
During the year ended December 31, 2015, the new engagement of our independent registered public accounting firm was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in SEC regulations.
The Audit Committee of the Board has appointed RSM US LLP (formerly McGladrey LLP until October 25, 2015), an independent registered public accounting firm ("RSM"), to perform the audit of the Company’s financial statements for the year ended December 31, 2015. RSM has audited the Company's financial statements since 2006.

The following table sets forth the aggregate fees paid to RSM for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, as well as the fees paid to our principal accountant for audit-related services, tax services and all other services rendered to us during the following periods.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Nine Months Ended December 31, 2013
Audit fees (1)	$502,065	$637,725	$618,170
Audit-related fees (2)	66,500	22,825	184,800
Tax fees (3)	71,016	125,244	101,179
Total	$639,581	$785,794	$904,149

(1)
Audit fees consist of fees incurred in connection with the integrated audit of the annual consolidated financial statements and internal control over financial reporting and the review of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as comfort letters, consents and assistance with and review of documents filed with the SEC.

(2)
Audit-related fees consist of fees incurred in connection with compliance requirements of Wisconsin Housing and Economic Development Authority and Student Loan programs and consultations concerning financial accounting or reporting standards, including those relative to deferred tax asset valuation allowance, restricted stock, sale leaseback transactions, bankruptcy, reorganization, recapitalization and fresh start accounting.

(3)
Tax fees consist of fees incurred in connection with tax planning, tax compliance and tax consulting services, including consultation concerning net operating losses and the deferred tax treatment and the tax effect of the bankruptcy and reorganization.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (3)    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris M. Bauer

	Name:	Chris M. Bauer

	Title:	President and Chief Executive Officer

	Date:	March 22, 2016